Form 10-Q
period 2016-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2016-05-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Class A common stock, $0.01 par value – 33,398,047 Shares Outstanding as of April 22, 2016

(Class A Shares Outstanding include 2,142,325 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of April 22, 2016.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2016	2015
ASSETS:
Cash	$14,634	$9,169
Accounts receivable, net of allowance for doubtful accounts	74,507	87,157
Prepaid expenses, deposits and other	8,683	6,220
Prepaid and refundable federal and state income taxes	194	55
Deferred tax assets	3,464	3,464

Total current assets	101,482	106,065
Net property and equipment	57,104	57,993
Radio broadcasting licenses	807,416	807,381
Goodwill	32,629	32,629
Assets held for sale	2,634	6,106
Deferred charges and other assets, net of accumulated amortization	4,956	5,471

TOTAL ASSETS	$1,006,221	$1,015,645

LIABILITIES:
Accounts payable	$303	$73
Accrued expenses	16,600	16,772
Other current liabilities	24,113	19,924
Long-term debt, current portion	32,210	31,832

Total current liabilities	73,226	68,601

Long-term debt, net of current portion	430,816	448,724
Deferred tax liabilities	82,449	81,643
Other long-term liabilities	27,320	27,608

Total long-term liabilities	540,585	557,975

Total liabilities	613,811	626,576

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,619	27,619

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	399	397
Additional paid-in capital	610,681	611,754
Accumulated deficit	(246,289)	(250,701)

Total shareholders’ equity	364,791	361,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,006,221	$1,015,645

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	2016	2015
NET REVENUES	$96,103	$78,420

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	71,715	59,367
Depreciation and amortization expense	2,447	1,955
Corporate general and administrative expenses, including non-cash compensation expense	7,598	6,279
Impairment loss	62	—
Merger and acquisition costs and restructuring charges	—	1,723
Net (gain) loss on sale or disposal of assets	(464)	(157)

Total operating expense	81,358	69,167

OPERATING INCOME (LOSS)	14,745	9,253

OTHER (INCOME) EXPENSE:
Net interest expense	9,392	9,279

TOTAL OTHER EXPENSE	9,392	9,279

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	5,353	(26)
INCOME TAXES (BENEFIT)	941	67

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	4,412	(93)
Preferred stock dividend	(413)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,999	$(93)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.10	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.10	$—

WEIGHTED AVERAGE SHARES:
Basic	38,447,724	38,026,469

Diluted	39,259,540	38,026,469

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND YEAR ENDED DECEMBER 31, 2015

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	4,412	4,412
Compensation expense related to granting of stock awards	432,135	4	—	—	1,477	—	1,481
Exercise of stock options	2,500	—	—	—	3	—	3
Purchase of vested employee restricted stock units	(222,871)	(2)	—	—	(2,140)	—	(2,142)
Preferred stock dividend	—	—	—	—	(413)	—	(413)

Balance, March 31, 2016	32,692,315	$327	7,197,532	$72	$610,681	$(246,289)	$364,791

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$4,412	$(93)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,447	1,955
Amortization of deferred financing costs (including original issue discount)	778	789
Net deferred taxes (benefit) and other	941	67
Provision for bad debts	357	274
Net (gain) loss on sale or disposal of assets	(464)	(157)
Non-cash stock-based compensation expense	1,481	1,111
Deferred rent	116	160
Deferred compensation	348	480
Impairment loss	62	—
Accretion expense, net of asset retirement obligation adjustments	3	4

Changes in assets and liabilities:
Accounts receivable	12,293	11,196
Prepaid expenses and deposits	(2,502)	(1,487)
Accounts payable and accrued liabilities	(1,695)	78
Accrued interest expense	5,671	5,758
Accrued liabilities - long-term	(865)	(913)
Prepaid expenses - long-term	271	116

Net cash provided by (used in) operating activities	23,654	19,338

INVESTING ACTIVITIES:
Additions to property and equipment	(965)	(1,994)
Proceeds from sale of property, equipment, intangibles and other assets	3,800	7
Deferred charges and other assets	(147)	(254)

Net cash provided by (used in) investing activities	2,688	(2,241)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	2,500	—
Proceeds from the capital lease obligations and other	102	—
Payments of long-term debt	(20,836)	(750)
Proceeds from the exercise of stock options	3	31
Purchase of vested employee restricted stock units	(2,142)	(1,338)
Payment of dividend equivalents on vested restricted stock units	(91)	—
Payment of dividends on preferred stock	(413)	—

Net cash provided by (used in) financing activities	(20,877)	(2,057)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,465	15,040
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,169	31,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,634	$46,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,080	$2,861

Income taxes	$140	$16

Dividends on preferred stock	$413	$—

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2015 and filed with the SEC on February 26, 2016, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2015 that was filed with the SEC on February 26, 2016.

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than a few of the ones listed below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2015 that was filed with the SEC on February 26, 2016, that might have a material impact on the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Simplification

In March 2016, the accounting guidance for stock-based compensation was simplified to require the recognition of the income tax effects of awards in the income statement when stock-based awards vest. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. This guidance is effective for the Company as of January 1, 2017. The Company is currently evaluating the impact this guidance will have on the Company’s results of operations, cash flows or financial position.

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

Revenue Recognition

In May 2014 the accounting guidance for revenue recognition was modified. Under the guidance, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance will be applied using one of two retrospective methods. The guidance is effective for the Company as of January 1, 2018. The Company has not determined the potential effects of this guidance on its financial statements.

The following accounting pronouncements were effective for the Company as of January 1, 2016.

Business Combinations

In September 2015, the accounting guidance for business combinations was modified to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. This guidance was effective for the Company as of January 1, 2016. This guidance did not have an impact on the Company’s financial position and results of operations, but could have an impact in a future period when an adjustment is recorded for a previously reported business combination. There should be no material impact to the Company’s cash flows.

Cloud Computing Costs

In April 2015, the accounting guidance was revised to identify when a cloud computing service includes a software license that is to be capitalized and treated consistently with the acquisition of other software licenses. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial condition.

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance was effective for the Company as of January 1, 2016. The impact of this guidance was to reclassify debt issuance costs (other than for line-of credit arrangements) from other assets to the respective long-term debt liability for balance sheet presentation purposes only and had no impact on the Company’s results of operations, cash flows or financial condition. In addition, certain reclassifications were recorded to the prior year’s balance sheet to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.

Consolidation

In February 2015, the accounting guidance for consolidation was amended which revises the analysis of and reduces the need to consolidate certain entities. This guidance was effective for the Company as of January 1, 2016. This accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial condition.

Extraordinary Items

In January 2015, the accounting guidance was updated to eliminate the concept of an extraordinary item and the requirement to consider whether an underlying event or transaction is extraordinary. If an item is considered extraordinary, it is presented in the income statement net of tax, after income from continuing operations. Eliminating the concept of extraordinary removes the uncertainty for the preparer as to whether the item had been treated properly. This guidance was effective for the Company as of January 1, 2016. The Company will apply this guidance prospectively to all applicable transactions. When applied, this guidance should have no impact to the Company’s cash flows or financial condition as this only impacts the Company’s presentation on the Company’s results of operations.

Derivatives And Hedging

In November 2014, the accounting guidance was updated for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This update does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current accounting guidance should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial condition.

Stock-Based Performance Awards

In June 2014, the accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial condition.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the presentation in the current year (see accounting pronouncement on debt issuance costs).

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

There was no material change in the carrying value of broadcasting licenses or goodwill since the year ended December 31, 2015.

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

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31,	December 31,
	2016	2015
	(amounts in thousands)
Accrued compensation	$6,484	$8,865
Accounts receivable credits	4,410	3,575
Advertiser obligations	1,269	1,198
Accrued interest payable	9,218	3,547
Other	2,732	2,739

Total other current liabilities	$24,113	$19,924

4.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of March 31, 2016, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $236.9 million and the amount outstanding under the revolving credit facility (the “Revolver”) of the Credit Facility was $13.5 million. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $25.8 million as of March 31, 2016.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

Long-term debt, excluding deferred financing expense on the Revolver, was comprised of the following:

	Long-Term Debt
	March 31,	December 31,
	2016	2015
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016	$13,500	$26,000
Term B Loan, due November 23, 2018	236,918	242,750

	250,418	268,750

Senior Notes
10.5% senior unsecured notes, due December 1, 2019	220,000	220,000
Unamortized original issue discount	(1,640)	(1,731)

	218,360	218,269

Other Debt
Capital lease and other	97	—

Total debt before deferred financing costs	468,875	487,019
Current amount of long-term debt	(32,210)	(31,832)
Deferred financing costs (excluding Revolver)	(5,849)	(6,463)

Total long-term debt, net of current debt	$430,816	$448,724

Outstanding standby letter of credit	$670	$670

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement and is subject to incremental step-downs depending on the Consolidated Leverage

Ratio. The payment, which is currently estimated at 25% of Excess Cash Flow, is due in the first quarter of each year for the prior year and is included under the current portion of long-term debt, net of any prepayments made through March 31, 2016. The Company expects to fund the payment using cash from operating activities.

As of March 31, 2016, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that the Company can meet its liquidity requirements over the next 12 months, including its debt repayments.

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

As of March 31, 2016, the Company’s Consolidated Leverage Ratio was 4.0 times versus a covenant limit of 4.50 times and the Consolidated Interest Coverage Ratio was 3.2 times versus a covenant minimum of 2.0 times.

(B) Senior Unsecured Debt

The Senior Notes

The Senior Notes may be redeemed at any time at a redemption price of 105.25% of the principal amount plus accrued interest. The redemption price decreases December 1, 2016 and December 1, 2017 to 102.625% and 100.0%, respectively.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands)
Interest expense	$8,623	$8,490
Amortization of deferred financing costs	687	707
Amortization of original issue discount of senior notes	91	82
Interest income and other investment income	(9)	—

Total net interest expense	$9,392	$9,279

5.	NET INCOME (LOSS) PER COMMON SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$4,412	$(93)
Preferred stock dividends	(413)	—

Net income (loss) available to common shareholders	$3,999	$(93)

Denominator
Basic weighted average shares outstanding	38,448	38,026

Basic net income (loss) per share available to common shareholders	$0.10	$—

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$4,412	$(93)
Preferred stock dividends	(413)	—

Net income (loss) available to common shareholders	$3,999	$(93)

Denominator
Basic weighted average shares outstanding	38,448	38,026
Effect of RSUs and options under the treasury stock method	812	—

Diluted weighted average shares outstanding	39,260	38,026

Diluted net income (loss) per share available to common shareholders	$0.10	$—

Disclosure Of Anti-Dilutive Shares

The following table provides those shares excluded as they were anti-dilutive:

	Three Months Ended
	March 31,
Impact Of Equity Issuances	2016	2015
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive when reporting a net loss	—	935

Shares excluded as anti-dilutive under the treasury stock method:
Options	23	—

Price range of options: from	$10.62	$—

Price range of options: to	$11.78	$—

RSUs with service conditions	5	207

RSUs excluded with service and market conditions as market conditions not met	185	262

RSUs excluded with service and performance conditions as performance conditions not met	29	8

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	1,916	—

6.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2016
RSUs outstanding as of:	December 31, 2015	1,590,417
RSUs awarded		439,585
RSUs released		(581,967)
RSUs forfeited		(7,450)

RSUs outstanding as of:	March 31, 2016	1,440,585	$—	1.8	$15,241,389

RSUs vested and expected to vest as of:	March 31, 2016	1,317,409	$—	1.7	$13,421,043

RSUs exercisable (vested and deferred) as of:	March 31, 2016	48,880	$—	—	$517,150

Weighted average remaining recognition period in years		2.6

Unamortized compensation expense, net of estimated forfeitures		$10,524,827

RSUs With Service And Market Conditions

The Company issued RSUs with service and market conditions that are included in the table above. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs are amortized over the longest of the explicit, implicit or derived service periods, which range from one to three years.

The following table presents the changes in outstanding RSUs with market conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2016	2015
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	390	290
Number of RSUs granted	20	165
Number of RSUs forfeited	—	—
Number of RSUs vested	(225)	(65)

End of period balance	185	390

Average fair value of RSUs granted with market conditions	$5.45	$8.39

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

The specific assumptions used for these valuations are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2016	2015
Expected Volatility Term Structure (1)	36% to 45%	34% to 39%
Risk-Free Interest Rate (2)	0.5% to 1.1%	0.1% to 1.1%
Dividend Yield (3)	0.0%	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Dividend Yield - The Company calculated the dividend yield at the time of grant based upon the Company’s most recent history of not paying a dividend on its common stock.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2016	2015
	(amounts in thousands, except
	per share data)
Reconciliation Of RSUs With Performance Conditions
Beginning of period balance	29	8
Number of RSUs granted	—	21
Number of RSUs that did not meet criteria	—	—
Number of RSUs vested	—	—

End of period balance	29	29

Average fair value of RSUs granted with performance conditions	$—	$11.11

As of March 31, 2016, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2016	2015
	(amounts in thousands)
Intrinsic value of options exercised	$25	$72

Tax benefit from options exercised (1)	$10	$27

Cash received from exercise price of options exercised	$3	$31

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	March 31,
	Period Ended	Options	Price	Term (Years)	2016
Options outstanding as of:	December 31, 2015	466,925	$1.93
Options granted		—	—
Options exercised		(2,500)	1.34
Options forfeited		—
Options expired		—

Options outstanding as of:	March 31, 2016	464,425	$1.94	2.8	$4,035,062

Options vested and expected to vest as of:	March 31, 2016	464,425	$1.94	2.8	$4,035,062

Options vested and exercisable as of:	March 31, 2016	464,425	$1.94	2.8	$4,035,062

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$8,687

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		March 31,	Contractual	Exercise	March 31,	Exercise
From	To	2016	Life	Price	2016	Price
$1.34	$1.34	430,425	2.9	$1.34	430,425	$1.34
$2.02	$11.78	34,000	2.4	$9.50	34,000	$9.50

$1.34	$11.78	464,425	2.8	$1.94	464,425	$1.94

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands)
Station operating expenses	$227	$177
Corporate general and administrative expenses	1,254	934

Stock-based compensation expense included in operating expenses	1,481	1,111
Income tax benefit (1)	551	413

Net stock-based compensation expense	$930	$698

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

7.	INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2016

The effective income tax rate was 17.6% for the three months ended March 31, 2016, which was impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate was also impacted by income tax expense from: (i) an increase in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) an adjustment for expenses that are not deductible for tax purposes; and (iii) a tax benefit shortfall associated with share-based awards.

Tax Rate For The Three Months Ended March 31, 2015

The effective income tax rate was not a meaningful number for the three months ended March 31, 2015, and was impacted by discrete tax expense from: (1) legislation that increased the deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (2) a tax benefit shortfall associated with share-based awards. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before taxes is the lowest as compared to subsequent quarters.

Net Deferred Tax Assets And Liabilities

As of March 31, 2016 and December 31, 2015, net deferred tax liabilities were $79.0 million and $78.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
	March 31,	December 31,
Description	2016	2015
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$9,851	$10,137

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$236,918	$237,214	$242,750	$242,447

Revolver (2)	$13,500	$13,500	$26,000	$26,000

Senior Notes (3)	$218,360	$227,094	$218,269	$227,000

Other debt (4)	$97		$—

Letters of credit (5)	$670		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver is considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the other debt.
(5)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit.

9.	BUSINESS COMBINATIONS

The Company consummated acquisitions under the purchase method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

There were no acquisitions during the three months ended March 31, 2016.

Disposition

In March 2016, the Company sold certain assets of KRWZ AM in Denver, Colorado, for $3.8 million in cash. The agreement was entered into in December 2015. The Company believes that the sale of this station, with a marginal market share, will not alter the Company’s competitive position in the market. The Company reported a gain, net of expenses, of $0.3 million on the disposition of these assets.

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges were expensed as a separate line item in the statement of operations. These costs consisted primarily of legal, professional, advisory services and restructuring costs (as identified below) related to the Company’s integration of its acquisitions in 2015.

The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of March 31, 2016, after excluding the lease abandonment liability as of March 31, 2016, was included in accrued expenses as most expenses are expected to be paid within one year.

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands)
Restructuring charges
Costs to exit duplicative contracts	$—	$—
Workforce reduction	—	—
Lease abandonment costs	—	—
Changes in estimates	—	—

Total restructuring charges	—	—
Merger and acquisition costs	—	1,723

Total merger & acquisition costs and restructuring charges	$—	$1,723

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2016	2015
	(amounts in thousands)
Restructuring charges, beginning balance	$1,686	$—
Additions to reserves through accruals	—	2,858
Deductions from reserves through payments	(399)	(1,172)

Restructuring charges unpaid and outstanding	1,287	1,686
Less lease abandonment costs over a long-term period	(687)	(687)

Short-term restructuring charges unpaid and outstanding	$600	$999

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2015 had occurred as of January 1, 2014, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred; (5) merger and acquisition costs and restructuring charges; and (6) accrued dividends on perpetual cumulative convertible preferred stock. For purposes of this presentation, the pro forma data: (a) excludes certain radio stations that were acquired and immediately disposed as the Company never operated these stations and does not expect to operate these stations at a future time; and (b) excludes a radio station disposed and operated by the Company prior to a time brokerage agreement as these assets were a key component of the assets acquired. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended
	March 31,
	2016	2015
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$96,103	$90,995

Net income (loss) available to the Company	$4,412	$354

Net income (loss) available to common shareholders	$3,999	$(196)

Net income (loss) available to common shareholders per common share - basic	$0.10	$(0.01)

Net income (loss) available to common shareholders per common share - diluted	$0.10	$(0.01)

Weighted shares outstanding basic	38,448	38,026

Weighted shares outstanding diluted	39,260	38,026

Conversion of preferred stock for dilutive purposes under the as if method	anti-dilutive	anti-dilutive

10.	ASSETS HELD FOR SALE

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of March 31, 2016, the Company classified assets held for sale, which primarily reflect: (1) land, building and a tower at a tower/antenna site to be sold to a government agency; and (2) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites.

The major categories of these assets are as follows:

As Of
March 31,
Assets Held For Sale	2016
(amounts in
thousands)
Land and land improvements	$2,218
Building	1,028
Equipment	184

Total property and equipment	3,430
Depreciation and amortization	796

Net property and equipment	2,634

Assets held for sale	$2,634

11.	CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on February 26, 2016.

12.	SUBSEQUENT EVENTS

Events occurring after March 31, 2016 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

The Company’s Board of Directors approved a $0.075 per share dividend payable on June 15, 2016 for those shareholders of record as of May 25, 2016.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

On July 16, 2015, we acquired the stock of Lincoln Financial Media Company (“Lincoln”), which operated radio stations serving the Atlanta, Denver, Miami and San Diego markets (the “Lincoln Acquisition”). The Lincoln Acquisition (other than certain of the Denver stations operated by Bonneville International Corporation (“Bonneville”) as described below) increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

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

On July 16, 2015, we issued $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”) to Lincoln as partial consideration to complete the Lincoln Acquisition, which resulted in an increase in preferred dividends in the current year.

Three Months Ended March 31, 2016 As Compared To The Three Months Ended March 31, 2015

	THREE MONTHS ENDED MARCH 31,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$96.1	$78.4	23%

OPERATING EXPENSE:
Station operating expenses	71.7	59.4	21%
Depreciation and amortization expense	2.4	2.0	20%
Corporate general and administrative expenses	7.6	6.3	21%
Impairment loss	0.1	—	nmf
Merger and acquisition costs and restructuring charges	—	1.7	(100%)
Other operating (income) expenses	(0.4)	(0.2)	(100%)

Total operating expense	81.4	69.2	18%

OPERATING INCOME (LOSS)	14.7	9.2	60%

OTHER (INCOME) EXPENSE:
Net interest expense	9.4	9.2	2%

TOTAL OTHER EXPENSE	9.4	9.2	2%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	5.3	—	nmf
INCOME TAXES (BENEFIT)	0.9	0.1	nmf

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	4.4	(0.1)	nmf
Preferred stock dividend	(0.4)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4.0	$(0.1)	nmf

Net Revenues

Net revenues increased across most of our markets. For our core stations, which excludes the new stations acquired/disposed of through the Lincoln Acquisition and Bonneville Exchange, net revenues were up in the mid-single digits. Comparing our performance for the new stations to the prior owners’ performance, net revenues also increased mid-single digits. Net revenues from the new stations together with our core stations contributed to overall double digit growth over prior year results.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the San Francisco and Seattle markets.

Station Operating Expenses

For our core stations, station operating expenses were up in the low single digits. This increase primarily correlates to the increase in the variable expenses associated with the increase in net revenues. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the low double digits. Station operating expenses from the new stations together with our core stations contributed to the overall expense increase over prior year results.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in non-cash compensation expense and an increase in payroll taxes associated from the vesting of equity awards.

Operating Income

Operating income in the current period benefited from an increase in net revenues, net of station operating expenses, that included the operation of the new stations and the disposition of one station that was effective July 17, 2015.

Interest Expense

The increase in interest expense was primarily due to the higher outstanding debt upon which interest is computed as we borrowed $42.0 million under the revolving credit facility to partially fund the Lincoln Acquisition. Our variable interest rates remained flat year over year as our Term B Loan includes a LIBOR floor of 1%.

Income Before Income Taxes (Benefit)

The increase was largely attributable to the positive impact of the Lincoln Acquisition and Bonneville Exchange on operating income as well as an increase in the core stations’ operating results. This was offset by the increase in interest expense on the borrowing of $42.0 million under the revolving credit facility needed to partially fund closing on the Lincoln Acquisition.

Income Taxes

Tax Rate For The Three Months Ended March 31, 2016

The effective income tax rate was 17.6%, which was impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before income taxes is the lowest as compared to subsequent quarters. We estimate that our 2016 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%.

Tax Rate For The Three Months Ended March 31, 2015

The effective income tax rate was not a meaningful percentage, and was impacted by discrete tax expense from: (1) a recent state legislative change that increased the deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; and (2) a tax benefit shortfall associated with share-based awards.

Net Deferred Tax Liabilities

As of March 31, 2016 and December 31, 2015, our net deferred tax liabilities were $79.0 million and $78.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Liquidity And Capital Resources

Liquidity

As of March 31, 2016, we had $250.4 million outstanding under our senior secured credit facility (the “Credit Facility”), which includes an outstanding term loan (the “Term B Loan”) of $236.9 million and an outstanding revolving credit (the “Revolver”) of $13.5 million. In addition, we had outstanding $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”) and $0.7 million in outstanding letters of credit. As of March 31, 2016, we had $14.6 million in cash and cash equivalents. For the three months ended March 31, 2016, we decreased our outstanding debt by $18.2 million.

The Credit Facility

On November 23, 2011, we entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) a $50 million Revolver (reduced to $40.0 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The undrawn amount of the Revolver was $25.8 million as of March 31, 2016. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement and is subject to incremental step-downs depending on the Consolidated Leverage Ratio. The payment, which is currently estimated at 25% of Excess Cash Flow, is due in the first quarter of each year. An estimate of this payment that is due next year, net of any prepayments made through March 31, 2016, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of March 31, 2016, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

We believe that over the next 12 months we can continue to maintain our compliance with these covenants. Our operating cash flow remains positive, and we believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

Credit Facility’s Financial Covenants

As of March 31, 2016, our Consolidated Leverage Ratio was 4.0 times versus a covenant maximum of 4.50 times and our Consolidated Interest Coverage Ratio was 3.2 times versus a covenant minimum of 2.0 times.

The Senior Notes

The Senior Notes may be redeemed at any time prior to December 1, 2016 at 105.25% of the principal amount plus accrued interest. The redemption price decreases over time.

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

Perpetual Cumulative Convertible Preferred Stock

Upon closing on the Lincoln Acquisition, we issued Preferred that ranks senior to common stock in our capital structure. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid a $0.4 million dividend on our Preferred in October 2015, in January 2016 and in April 2016.

Operating Activities

Net cash flows provided by operating activities were $23.7 million and $19.3 million for the three months ended March 31, 2016 and 2015, respectively. The cash flows from operating activities increased primarily due to the increase in net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange.

Investing Activities

Net cash flows provided by investing activities were $2.7 million for the three months ended March 31, 2016 and net cash flows used in investing activities were $2.2 million for the three months ended March 31, 2015.

For the three months ended March 31, 2016, the cash provided by investing activities primarily reflects the proceeds from the sale of a Denver AM station, offset by additions to property and equipment of $1.0 million. For the three months ended March 31, 2015, the cash used in investing activities primarily reflects the additions to property and equipment of $2.0 million.

Financing Activities

Net cash flows used in financing activities were $20.9 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $18.2 million. For the three months ended March 31, 2015, the cash flows used in financing activities primarily reflect $1.3 million for the purchase of vested restricted stock units to satisfy employees’ tax obligations and a reduction of our net borrowings of $0.8 million.

Dividends

The Company’s Board of Directors approved a $0.075 per share dividend payable on June 15, 2016 for those shareholders of record as of May 25, 2016. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the indenture governing the Senior Notes and our Preferred. A dividend on our Preferred of $0.4 million was declared and paid in October 2015, January 2016 and April 2016.

Income Taxes

During the three months ended March 31, 2016, we paid $0.1 million in federal and state income taxes. The payment is primarily for a federal alternative minimum tax, which is a credit available to offset income tax liabilities in future years. We anticipate that it will not be necessary to make any quarterly estimated federal or state income tax payments for the remainder of 2016 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2016 were $1.0 million. We anticipate that total capital expenditures in 2016 will be between $7 million and $8 million. Higher anticipated capital expenditures are attributable to an expected move of studio facilities in several markets with costs spread over this year and next.

Contractual Obligations

As of March 31, 2016, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC on February 26, 2016.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of March 31, 2016, our interest expense on: (1) our Term B Loan would increase $1.0 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.4 million, assuming our entire Revolver was outstanding as of March 31, 2016. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of March 31, 2016, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2016, we did not have any investments in money market instruments.

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of advertisers, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of industries in which our advertisers compete.

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

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2016:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
January 1, 2016 - January 31, 2016	17,153	$10.03	—	$—
February 1, 2016 - February 29, 2016	190,598	$9.52	—	$—
March 1, 2016 - March 31, 2016	15,120	$10.33	—	$—

Total	222,871		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2016, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 17,153 shares at an average price of $10.03 per share in January 2016; 190,598 shares at an average price of $9.52 per share in February 2016; and 15,120 shares at an average price of $10.33 per share in March 2016. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 6, 2016	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2016	/S/ Stephen F. Fisher
	Name:	Stephen F. Fisher
	Title:	Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.