Form 10-Q
period 2016-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2016-08-05
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Class A common stock, $0.01 par value – 33,405,006 Shares Outstanding as of July 20, 2016

(Class A Shares Outstanding include 2,123,451 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 20, 2016.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30, 2016	DECEMBER 31, 2015
ASSETS:
Cash	$11,071	$9,169
Accounts receivable, net of allowance for doubtful accounts	91,312	87,157
Prepaid expenses, deposits and other	8,408	6,220
Prepaid and refundable federal and state income taxes	106	55
Deferred tax assets	3,464	3,464

Total current assets	114,361	106,065
Net property and equipment	55,875	57,993
Radio broadcasting licenses	807,416	807,381
Goodwill	32,629	32,629
Assets held for sale	—	6,106
Deferred charges and other assets, net of accumulated amortization	4,540	5,471

TOTAL ASSETS	$1,014,821	$1,015,645

LIABILITIES:
Accounts payable	$105	$73
Accrued expenses	15,827	16,772
Other current liabilities	19,945	19,924
Long-term debt, current portion	29,150	31,832

Total current liabilities	65,027	68,601

Long-term debt, net of current portion	431,119	448,724
Deferred tax liabilities	89,883	81,643
Other long-term liabilities	27,495	27,608

Total long-term liabilities	548,497	557,975

Total liabilities	613,524	626,576

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,619	27,619

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	406	397
Additional paid-in capital	608,727	611,754
Accumulated deficit	(235,455)	(250,701)

Total shareholders’ equity	373,678	361,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,014,821	$1,015,645

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2016	2015	2016	2015
NET REVENUES	$120,478	$100,592	$216,581	$179,012

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	82,639	70,000	154,354	129,367
Depreciation and amortization expense	2,517	1,905	4,964	3,860
Corporate general and administrative expenses, including non-cash compensation expense	8,493	6,451	16,091	12,730
Impairment loss	—	—	62	—
Merger and acquisition costs and restructuring charges	—	2,031	—	3,754
Net (gain) loss on sale or disposal of assets	(755)	(410)	(1,219)	(567)

Total operating expense	92,894	79,977	174,252	149,144

OPERATING INCOME (LOSS)	27,584	20,615	42,329	29,868

OTHER (INCOME) EXPENSE:
Net interest expense	9,147	9,313	18,539	18,592

TOTAL OTHER EXPENSE	9,147	9,313	18,539	18,592

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	18,437	11,302	23,790	11,276
INCOME TAXES (BENEFIT)	7,603	4,555	8,544	4,622

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	10,834	6,747	15,246	6,654
Preferred stock dividend	(412)	—	(825)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10,422	$6,747	$14,421	$6,654

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.27	$0.18	$0.37	$0.17

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.26	$0.17	$0.37	$0.17

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.075	$—	$0.075	$—

WEIGHTED AVERAGE SHARES:
Basic	38,468,822	38,074,240	38,462,998	38,071,049

Diluted	41,130,418	38,928,610	39,273,532	39,026,880

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	15,246	15,246
Compensation expense related to granting of stock awards	1,107,635	11	—	—	3,008	—	3,019
Exercise of stock options	22,500	—	—	—	30	—	30
Purchase of vested employee restricted stock units	(227,171)	(2)	—	—	(2,191)	—	(2,193)
Payment of dividends on common stock	—	—	—	—	(2,886)	—	(2,886)
Dividend equivalents, net of forfeitures	—	—	—	—	(163)	—	(163)
Payment of dividends on preferred stock	—	—	—	—	(825)	—	(825)

Balance, June 30, 2016	33,383,515	$334	7,197,532	$72	$608,727	$(235,455)	$373,678

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$15,246	$6,654

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,964	3,860
Amortization of deferred financing costs (including original issue discount)	1,503	1,588
Net deferred taxes (benefit) and other	8,544	4,622
Provision for bad debts	743	564
Net (gain) loss on sale or disposal of assets	(1,219)	(567)
Non-cash stock-based compensation expense	3,019	2,542
Deferred rent	244	355
Unearned revenue - long-term	—	(10)
Deferred compensation	730	558
Impairment loss	62	—
Accretion expense, net of asset retirement obligation adjustments	12	7

Changes in assets and liabilities:
Accounts receivable	(4,898)	(4,082)
Prepaid expenses and deposits	(2,227)	(993)
Accounts payable and accrued liabilities	(442)	5,252
Accrued interest expense	(835)	(44)
Accrued liabilities - long-term	(1,188)	(1,050)
Prepaid expenses - long-term	340	656

Net cash provided by (used in) operating activities	24,598	19,912

INVESTING ACTIVITIES:
Additions to property and equipment	(2,038)	(4,744)
Proceeds from sale of property, equipment, intangibles and other assets	7,114	406
Deferred charges and other assets	(151)	(462)

Net cash provided by (used in) investing activities	4,925	(4,800)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	14,500	—
Proceeds from the capital lease obligations and other	102	—
Payments of long-term debt	(36,258)	(1,500)
Proceeds from the exercise of stock options	30	31
Purchase of vested employee restricted stock units	(2,193)	(1,520)
Payment of dividends on common stock	(2,886)	—
Payment of dividend equivalents on vested restricted stock units	(91)	—
Payment of dividends on preferred stock	(825)	—

Net cash provided by (used in) financing activities	(27,621)	(2,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,902	12,123
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,169	31,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,071	$43,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,307	$17,456

Income taxes	$208	$81

Dividends on common stock	$2,886	$—

Dividends on preferred stock	$825	$—

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Stock-Based Compensation Simplification

In March 2016, the accounting guidance for stock-based compensation was modified to reflect in the income statement the income tax effects of awards when stock-based awards vest. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. This guidance is effective for the Company as of January 1, 2017. The Company believes that: (1) the Company may recognize future income tax benefits that were previously not allowed to be recognized; and (2) the Company may increase the shares withheld upon the vesting of RSUs in order to satisfy employees’ tax obligations. The impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

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

Cloud Computing Costs

In April 2015, the accounting guidance was revised to identify when a cloud computing service includes a software license that is to be capitalized and treated consistently with the acquisition of other software licenses. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial position.

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance was effective for the Company as of January 1, 2016. The impact of this guidance was to reclassify debt issuance costs (other than those for line-of-credit arrangements) from other assets to the respective long-term debt liability for balance sheet presentation purposes only and had no impact on the Company’s results of operations, cash flows or financial position. In addition, certain reclassifications were recorded to the prior year’s balance sheet to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.

Consolidation

In February 2015, the accounting guidance for consolidation was amended which revises the analysis of and reduces the need to consolidate certain entities. This guidance was effective for the Company as of January 1, 2016. This accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial position.

Extraordinary Items

In January 2015, the accounting guidance was updated to eliminate the concept of an extraordinary item and the requirement to consider whether an underlying event or transaction is extraordinary. If an item was considered extraordinary, it was presented in the income statement net of tax, after income from continuing operations. Eliminating the concept of extraordinary removes the uncertainty for the preparer as to whether the item had been treated properly. This guidance was effective for the Company as of January 1, 2016. The Company will apply this guidance prospectively to all applicable transactions. When applied, this guidance should have no impact to the Company’s cash flows or financial position as this only impacts the Company’s presentation of the Company’s results of operations.

Derivatives And Hedging

In November 2014, the accounting guidance was updated for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This update does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current accounting guidance should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial position.

Stock-Based Performance Awards

In June 2014, the accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance was effective for the Company as of January 1, 2016. The adoption of this accounting guidance did not have any material effect on the Company’s results of operations, cash flows or financial position.

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

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test included the four new markets added during the second half of 2015.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2016	Second Quarter 2015
Discount rate	9.5%	9.7%
Operating profit margin ranges expected for average stations in the markets where the Company operates	14% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2016	Second Quarter 2015
Discount rate	9.5%	9.7%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

During the second quarter of the current year and in each of the past several years, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill.

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

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2016	December 31, 2015
	(amounts in thousands)
Accrued compensation	$8,249	$8,865
Accounts receivable credits	4,388	3,575
Advertiser obligations	1,434	1,198
Accrued interest payable	2,711	3,547
Other	3,163	2,739

Total other current liabilities	$19,945	$19,924

4.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

As of June 30, 2016, the amount outstanding under the term loan component (the “Term B Loan”) of the Company’s senior secured credit facility (the “Credit Facility”) was $230.0 million and the amount outstanding under the revolving credit facility (the “Revolver”) of the Credit Facility was $17.0 million. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $22.3 million as of June 30, 2016.

On November 23, 2011, the Company entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

Long-term debt, which excludes deferred financing expense on the Revolver, was comprised of the following:

	Long-Term Debt
	June 30,	December31,
	2016	2015
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016	$17,000	$26,000
Term B Loan, due November 23, 2018	230,000	242,750

	247,000	268,750

Senior Notes
10.5% senior unsecured notes, due December 1, 2019	220,000	220,000
Unamortized original issue discount	(1,547)	(1,731)

	218,453	218,269

Other Debt
Capital lease and other	94	—

Total debt before deferred financing costs	465,547	487,019
Current amount of long-term debt	(29,150)	(31,832)
Deferred financing costs (excluding Revolver)	(5,278)	(6,463)

Total long-term debt, net of current debt	$431,119	$448,724

Outstanding standby letter of credit	$670	$670

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement and is subject to incremental step-downs depending on the Consolidated Leverage Ratio. The payment, which is currently estimated at 25% of Excess Cash Flow, is due in the first quarter of each year for the prior year and is included under the current portion of long-term debt, net of any prepayments made through June 30, 2016. The Company expects to fund the payment using cash from operating activities.

As of June 30, 2016, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs. Management believes that the Company can meet its liquidity requirements over the next 12 months, including its debt repayments.

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

As of June 30, 2016, the Company’s Consolidated Leverage Ratio was 3.9 times versus a covenant limit of 4.5 times and the Consolidated Interest Coverage Ratio was 3.4 times versus a covenant minimum of 2.0 times.

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2016	2015
	(amounts in thousands)
Interest expense	$17,057	$17,004
Amortization of deferred financing costs	1,319	1,423
Amortization of original issue discount of senior notes	184	165
Interest income and other investment income	(21)	—

Total net interest expense	$18,539	$18,592

	Net Interest Expense
	Three Months Ended June 30,
	2016	2015
	(amounts in thousands)
Interest expense	$8,435	$8,513
Amortization of deferred financing costs	631	716
Amortization of original issue discount of senior notes	93	84
Interest income and other investment income	(12)	—

Total net interest expense	$9,147	$9,313

5.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$10,834	$6,747	$15,246	$6,654
Preferred stock dividends	412	—	825	—

Net income (loss) available to common shareholders	$10,422	$6,747	$14,421	$6,654

Denominator
Basic weighted average shares outstanding	38,469	38,074	38,463	38,071

Basic net income (loss) per share available to common shareholders	$0.27	$0.18	$0.37	$0.17

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$10,834	$6,747	$15,246	$6,654
Preferred stock dividends	—	—	825	—

Net income (loss) available to common shareholders	$10,834	$6,747	$14,421	$6,654

Denominator
Basic weighted average shares outstanding	38,469	38,074	38,463	38,071
Effect of RSUs and options under the treasury stock method	738	855	811	956
Preferred stock under the as if converted method	1,923	—	—	—

Diluted weighted average shares outstanding	41,130	38,929	39,274	39,027

Diluted net income (loss) per share available to common shareholders	$0.26	$0.17	$0.37	$0.17

Disclosure Of Anti-Dilutive Shares

The following table provides those shares excluded as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Impact Of Equity Issuances	2016	2015	2016	2015
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	—	—	13	—

Price range of options: from	$—	$—	$11.36	$—

Price range of options: to	$—	$—	$11.78	$—

RSUs with service conditions	—	7	—	6

RSUs excluded with service and market conditions as market conditions not met	628	165	628	165

RSUs excluded with service and performance conditions as performance conditions not met	21	8	21	8

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	—	—	1,923	—

6.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term (Years)	2016
RSUs outstanding as of:	December 31, 2015	1,590,417
RSUs awarded		1,116,585
RSUs released		(595,717)
RSUs forfeited		(8,950)

RSUs outstanding as of:	June 30, 2016	2,102,335	$—	1.9	$28,528,686

RSUs vested and expected to vest as of:	June 30, 2016	1,905,785	$—	1.9	$25,198,200

RSUs exercisable (vested and deferred) as of:	June 30, 2016	48,880	$—	—	$663,302

Weighted average remaining recognition period in years		2.7

Unamortized compensation expense, net of estimated forfeitures		$14,079,435

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

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2016	2015
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	390	290
Number of RSUs granted	470	165
Number of RSUs forfeited	—	—
Number of RSUs vested	(225)	(65)

End of period balance	635	390

Weighted average fair value of RSUs granted with market conditions	$7.34	$8.39

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

The specific assumptions used for these valuations are as follows:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2016	2015
Expected Volatility Term Structure (1)	35% to 45%	34% to 39%
Risk-Free Interest Rate (2)	0.4% to 1.1%	0.1% to 1.1%
Quarterly Dividend Payment As A Constant (3)	$ 0.075	$0.00

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Quarterly Dividend Payment As A Constant – The Company assumed a constant quarterly dividend of $0.075 per share. Prior to 2016, the Company had no recent history of dividend payments.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2016	2015
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Service And Performance Conditions
Beginning of period balance	29	8
Number of RSUs granted	—	21
Number of RSUs that did not meet criteria	(8)	—
Number of RSUs vested	—	—

End of period balance	21	29

Average fair value of RSUs granted with performance conditions	$—	$11.11

As of June 30, 2016, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2016	2015
	(amounts in thousands)
Intrinsic value of options exercised	$238	$72

Tax benefit from options exercised (1)	$92	$27

Cash received from exercise price of options exercised	$30	$31

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term (Years)	2016
Options outstanding as of:	December 31, 2015	466,925	$1.93
Options granted		—	—
Options exercised		(22,500)	1.34
Options forfeited		—
Options expired		(3,125)

Options outstanding as of:	June 30, 2016	441,300	$1.96	2.6	$5,123,485

Options vested and expected to vest as of:	June 30, 2016	441,300	$1.96	2.6	$5,123,485

Options vested and exercisable as of:	June 30, 2016	441,300	$1.96	2.6	$5,123,485

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$7,066

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		June 30,	Contractual	Exercise	June 30,	Exercise
From	To	2016	Life	Price	2016	Price
$ 1.34	$1.34	407,675	2.6	$1.34	407,675	$1.34
$ 2.02	$11.78	33,625	2.2	$9.48	33,625	$9.48

$ 1.34	$11.78	441,300	2.6	$1.96	441,300	$1.96

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Six Months Ended
	June 30,
	2016	2015
	(amounts in thousands)
Station operating expenses	$590	$545
Corporate general and administrative expenses	2,429	1,997

Stock-based compensation expense included in operating expenses	3,019	2,542
Income tax benefit (1)	1,083	936

Net stock-based compensation expense	$1,936	$1,606

	Three Months Ended
	June 30,
	2016	2015
	(amounts in thousands)
Station operating expenses	$363	$368
Corporate general and administrative expenses	1,174	1,062

Stock-based compensation expense included in operating expenses	1,537	1,430
Income tax benefit (1)	531	523

Net stock-based compensation expense	$1,006	$907

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

7.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2016

The effective income tax rates were 35.9% and 41.2% for the six months and three months ended June 30, 2016, respectively. These rates were impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate was also impacted by income tax expense from: (i) an increase in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) an adjustment for expenses that are not deductible for tax purposes; and (iii) a tax benefit shortfall associated with share-based awards.

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

Net Deferred Tax Assets And Liabilities

As of June 30, 2016 and December 31, 2015, net deferred tax liabilities were $86.4 million and $78.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
	June 30,	December 31,
Description	2016	2015
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$10,154	$10,137

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarters ended June 30, 2016 and 2015, the Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles, and concluded that these assets were not impaired as the fair value of these assets equaled or exceeded their carrying value.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$230,000	$230,288	$242,750	$242,447

Revolver (2)	$17,000	$17,000	$26,000	$26,000

Senior Notes (3)	$218,453	$230,468	$218,269	$227,000

Other debt (4)	$94		$—

Letters of credit (5)	$670		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver is considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the other debt.
(5)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit.

9.	BUSINESS COMBINATIONS

The Company consummated acquisitions under the purchase method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

There were no acquisitions during the six months ended June 30, 2016.

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

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges were expensed as a separate line item in the statement of operations. These costs consisted primarily of legal, professional and advisory services as well as restructuring costs (as identified below) related to the Company’s integration of its acquisitions in 2015.

The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of June 30, 2016, after excluding the lease abandonment liability as of June 30, 2016, was included in accrued expenses as most expenses are expected to be paid within one year.

	Six Months Ended
	June 30,
	2016	2015
	(amounts in thousands)
Restructuring charges
Costs to exit duplicative contracts	$—	$—
Workforce reduction	—	—
Lease abandonment costs	—	—
Changes in estimates	—	—

Total restructuring charges	—	—
Merger and acquisition costs	—	3,754

Total merger & acquisition costs and restructuring charges	$—	$3,754

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2016	2015
	(amounts in thousands)
Restructuring charges, beginning balance	$1,686	$—
Additions to reserves through accruals	—	2,858
Deductions from reserves through payments	(684)	(1,172)

Restructuring charges unpaid and outstanding	1,002	1,686
Less lease abandonment costs over a long-term period	(687)	(687)

Short-term restructuring charges unpaid and outstanding	$315	$999

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2015 had occurred as of January 1, 2014, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred; (5) merger and acquisition costs and restructuring charges; and (6) accrued dividends on perpetual cumulative convertible preferred stock. For purposes of this presentation, the pro forma data: (a) excludes certain radio stations that were acquired and immediately disposed as the Company never operated these stations and does not expect to operate these stations at a future time; and (b) excludes a radio station disposed and previously owned and operated by the Company as these assets were a key component of the assets acquired. In addition, there was no adjustment to the pro forma information for the AM station in Denver, Colorado, that was disposed of in 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$120,478	$115,277	$216,581	$206,412

Net income (loss) available to the Company	$10,834	$7,301	$15,246	$7,838

Net income (loss) available to common shareholders	$10,422	$6,751	$14,421	$6,738

Net income (loss) available to common shareholders per common share - basic	$0.27	$0.18	$0.37	$0.18

Net income (loss) available to common shareholders per common share - diluted	$0.26	$0.17	$0.37	$0.17

Weighted shares outstanding basic	38,469	38,074	38,463	38,071

Weighted shares outstanding diluted	41,130	38,929	39,274	39,027

Conversion of preferred stock for dilutive purposes under the as if method	dilutive	anti-dilutive	anti-dilutive	anti-dilutive

10.	ASSETS HELD FOR SALE

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

During the six months ended June 30, 2016, the Company disposed of the following assets that were previously reflected as held for sale as of December 31, 2015: (1) an AM radio station in Denver, Colorado, that resulted in a gain on disposal of assets of $0.3 million; (2) land, building and a tower at a tower/antenna site sold to a government agency at carrying value; and (3) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites, that resulted in a gain on disposal of assets of $0.7 million.

11.	SHAREHOLDERS’ EQUITY

Dividends

During the second quarter of 2016, the Company commenced a quarterly common stock dividend program of $0.075 per share and paid $2.9 million. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the indenture governing the Senior Notes.

The Company paid dividends of $0.4 million on its perpetual cumulative convertible preferred stock in each of the first two quarters of 2016.

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	June 30,	December 31,
	Location	2016	2015
		(amounts in thousands)
Short-term	Other current liabilities	$44	$—
Long-term	Other long-term liabilities	238	210

total		$282	$210

Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan (“ESPP”) during the second quarter of 2016 that commenced with the third quarter of 2016. The ESPP will allow participants to purchase the Company’s stock at a discount and will consist of four quarterly offering periods during each year. The maximum number of shares authorized to be issued under the ESPP is 1.0 million.

12.	CONTINGENCIES AND COMMITMENTS

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

13.	SUBSEQUENT EVENTS

Events occurring after June 30, 2016 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2016 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned and operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

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

On July 16, 2015, we funded the Lincoln acquisition by: (1) issuing $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”), which resulted in an increase in preferred dividends in the current year; (2) borrowing $42.0 million in cash under our revolving credit facility, which increased debt upon which interest is computed; and (3) using $35.5 million of cash on hand.

During 2015, we incurred merger and acquisition costs of $3.8 million related to our Lincoln acquisition.

Six Months Ended June 30, 2016 As Compared To The Six Months Ended June 30, 2015

	SIX MONTHS ENDED JUNE 30,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$216.6	$179.0	21%

OPERATING EXPENSE:
Station operating expenses	154.4	129.4	19%
Depreciation and amortization expense	5.0	3.9	28%
Corporate general and administrative expenses	16.1	12.7	27%
Impairment loss	0.1	—	nmf
Merger and acquisition costs and restructuring charges	—	3.8	(100%)
Other operating (income) expenses	(1.3)	(0.7)	(86%)

Total operating expense	174.3	149.1	17%

OPERATING INCOME (LOSS)	42.3	29.9	41%

OTHER (INCOME) EXPENSE:
Net interest expense	18.5	18.6	(1%)

TOTAL OTHER EXPENSE	18.5	18.6	(1%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	23.8	11.3	111%

INCOME TAXES (BENEFIT)	8.6	4.6	87%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	15.2	6.7	127%
Preferred stock dividend	(0.8)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$14.4	$6.7	115%

Net Revenues

Net revenues increased across most of our markets. For our core stations, which exclude the new stations acquired/disposed of through the Lincoln Acquisition and Bonneville Exchange, net revenues were up in the mid-single digits. Comparing our performance for the new stations to the prior owners’ performance, net revenues also increased mid-single digits. Net revenues from the new stations together with our core stations contributed to our reported overall double digit growth over prior year results.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the Denver, San Francisco and Sacramento markets.

Excluding the benefit of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the New Orleans and Portland markets.

Station Operating Expenses

For our core stations, station operating expenses were up minimally. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the low double digits. Station operating expenses from the new stations together with our core stations contributed to the reported overall expense increase over prior year results.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (1) a $1.0 million bonus incurred in connection with a new employment agreement for our chief executive officer; and (2) an increase in non-cash compensation expense.

Operating Income (Loss)

Operating income in the current period benefited from an increase in net revenues, net of station operating expenses, that included the operation of the new stations and the disposition of one station that was effective July 17, 2015.

Interest Expense

Interest expense was flat for the period. The increase in outstanding debt upon which interest is computed as a result of the $42.0 million in borrowings to partially fund the Lincoln acquisition in July 2015, was offset by a decrease in outstanding debt subsequent to the Lincoln acquisition. Our variable interest rates remained flat year over year as our term loan component (“Term B Loan”) includes a LIBOR floor of 1%.

Income (Loss) Before Income Taxes (Benefit)

The increase was largely attributable to the positive impact of the Lincoln Acquisition on operating income as well as an increase in the core stations’ operating results. The reduction in outstanding debt subsequent to the Lincoln acquisition, despite the $42.0 million increase in borrowings to partially fund the Lincoln acquisition, held interest expense flat.

Income Taxes (Benefit)

Tax Rate For The Six Months Ended June 30, 2016

The effective income tax rate was 35.9%, which was impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2016 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%.

Tax Rate For The Six Months Ended June 30, 2015

The effective income tax rate was 41.0%, and was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Deferred Tax Liabilities

As of June 30, 2016 and December 31, 2015, our net deferred tax liabilities were $86.4 million and $78.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income Before Income Taxes, net of income tax expense.

Results Of Operations For The Quarter

The following significant factor affected our results of operations for the three months ended June 30, 2016 as compared to the same period in the prior year:

The Lincoln Acquisition (other than certain of the Denver stations operated by Bonneville as described below), increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

Pursuant to a TBA with Bonneville, on July 17, 2015, we commenced operations of a radio station in Los Angeles, which increased our net revenues and station operating expenses. That same day, Bonneville commenced operations of certain of our Denver radio stations. This resulted in a decrease to our net revenues and station operating expenses and an increase to our TBA income.

On July 16, 2015, we funded the Lincoln acquisition by: (1) issuing $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”), which resulted in an increase in preferred dividends in the current year; (2) borrowing $42.0 million in cash under our revolving credit facility, which increased debt upon which interest is computed; and (3) using $35.5 million of cash on hand.

During the second quarter of 2015, we incurred merger and acquisition costs of $2.0 million related to our acquisition from Lincoln.

Three Months Ended June 30, 2016 As Compared To The Three Months Ended June 30, 2015

	THREE MONTHS ENDED JUNE 30,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$120.5	$100.6	20%

OPERATING EXPENSE:
Station operating expenses	82.6	70.0	18%
Depreciation and amortization expense	2.5	1.9	32%
Corporate general and administrative expenses	8.5	6.5	31%
Merger and acquisition costs and restructuring charges	—	2.0	(100%)
Other operating (income) expenses	(0.7)	(0.4)	(75%)

Total operating expense	92.9	80.0	16%

OPERATING INCOME (LOSS)	27.6	20.6	34%

OTHER (INCOME) EXPENSE:
Net interest expense	9.2	9.3	(1%)

TOTAL OTHER EXPENSE	9.2	9.3	(1%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	18.4	11.3	63%

INCOME TAXES (BENEFIT)	7.6	4.6	65%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	10.8	6.7	61%
Preferred stock dividend	(0.4)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10.4	$6.7	55%

Net Revenues

The increase in net revenues was primarily attributable to the net revenues from the Lincoln Acquisition. For our core stations, net revenues were up in the mid-single digits. Comparing our performance for the new stations to the prior owners’ performance, net revenues also increased mid-single digits. Net revenues from the new stations together with our core stations contributed to our reported overall double digit growth over prior year results.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the Denver, Kansas City and San Francisco markets.

Excluding the benefit of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the New Orleans and Portland markets.

Station Operating Expenses

For our core stations, station operating expenses were up minimally. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the low double digits. Station operating expenses from the new stations together with our core stations contributed to our reported overall expense increase over prior year results.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (1) a $1.0 million bonus incurred in connection with a new employment agreement for our chief executive officer; and (2) an increase in non-cash compensation expense.

Operating Income (Loss)

Operating income increased primarily due to: (1) the increase in net revenues, net of station operating expenses, associated with the Lincoln Acquisition; and (2) the $2.0 million decrease in merger and acquisition costs and restructuring charges related to the Lincoln acquisition.

Interest Expense

The decrease in interest expense was primarily due to lower outstanding debt upon which interest is computed, offset by borrowing under the revolving credit facility, which has a higher interest rate as compared to the interest rate on our Term B Loan. Our variable interest rates remained flat year over year as our Term B Loan includes a LIBOR floor of 1%.

Income (Loss) Before Income Taxes (Benefit)

The increase was primarily due to the impact on net revenues of the Lincoln Acquisition. This increase was offset primarily due to increased station operating expenses as the variable expenses included in station operating expenses correlated to increased net revenues.

Income Taxes (Benefit)

For the current and prior periods, the income tax rate was 41.2% and 40.3%, respectively, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income Before Income Taxes, net of Income Taxes.

Liquidity And Capital Resources

Liquidity

As of June 30, 2016, we had $247.0 million outstanding under our senior secured credit facility (the “Credit Facility”), which includes an outstanding Term B Loan of $230.0 million and an outstanding revolving credit facility (the “Revolver”) of $17.0 million. In addition, we had outstanding $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”) and $0.7 million in outstanding letters of credit. As of June 30, 2016, we had $11.1 million in cash and cash equivalents. For the six months months ended June 30, 2016, we decreased our outstanding debt by $21.7 million.

The Credit Facility

On November 23, 2011, we entered into a credit agreement with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) a $50 million Revolver (reduced to $40.0 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The undrawn amount of the Revolver was $22.3 million as of June 30, 2016. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement and is subject to incremental step-downs depending on the Consolidated Leverage Ratio. The payment, which is currently estimated at 25% of Excess Cash Flow, is due in the first quarter of each year. An estimate of this payment that is due next year, net of any prepayments made through June 30, 2016, is included under the current portion of long-term debt. We expect to fund the payments using cash from operating activities.

As of June 30, 2016, we are in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our Credit Facility or the indenture governing our Senior Notes could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

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

Credit Facility’s Financial Covenants

As of June 30, 2016, our Consolidated Leverage Ratio was 3.9 times versus a covenant of 4.5 times and our Consolidated Interest Coverage Ratio was 3.4 times versus a covenant of 2.0 times.

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

Perpetual Cumulative Convertible Preferred Stock

Upon closing on the Lincoln Acquisition, we issued Preferred that in the event of a liquidation, ranks senior to common stock in our capital structure. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid a $0.4 million dividend on our Preferred, commencing in October 2015 and each subsequent quarter thereafter through and including July 2016.

Operating Activities

Net cash flows provided by operating activities were $24.6 million and $19.9 million for the six months ended June 30, 2016 and 2015, respectively. The cash flows from operating activities increased primarily due to the increase in net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange.

Investing Activities

Net cash flows provided by investing activities were $4.9 million for the six months ended June 30, 2016 and net cash flows used in investing activities were $4.8 million for the six months ended June 30, 2015.

For the six months ended June 30, 2016, the cash provided by investing activities primarily reflects the proceeds from the sale of several properties that were reflected under assets held for sale as of December 31, 2015, offset by additions to property and equipment of $2.0 million. For the six months ended June 30, 2015, the cash used in investing activities primarily reflects the additions to property and equipment of $4.7 million.

Financing Activities

Net cash flows used in financing activities were $27.6 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $21.7 million and the payment of a common stock dividend of $2.9 million. For the six months ended June 30, 2015, the cash flows used in financing activities primarily reflect $1.5 million for the purchase of vested restricted stock units to satisfy employees’ tax obligations and a reduction of our net borrowings of $1.5 million.

Dividends

During the second quarter of 2016, we commenced the payment of a quarterly $0.075 per share common stock dividend program and paid $2.9 million. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the indenture governing the Senior Notes.

A dividend on our Preferred of $0.4 million was paid in each of our first two quarters of 2016.

Income Taxes

During the six months ended June 30, 2016, we paid $0.2 million in federal and state income taxes. The payment was primarily for a federal alternative minimum tax (“AMT”), which is a credit available to offset income tax liabilities in future years. We expect to continue to make additional AMT payments in subsequent quarters of approximately $0.2 million in the aggregate. We anticipate that it will not be necessary to make any other quarterly estimated federal or state income tax payments for the remainder of 2016 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2016 were $2.0 million. We anticipate that total capital expenditures in 2016 will be between $7 million and $8 million. Capital expenditures this year are estimated to be lower than anticipated primarily due to a delay in the move of studio facilities in several markets.

Contractual Obligations

As of June 30, 2016, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2015. We have, however, provided additional disclosures related to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2016.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2016, we have recorded approximately $840 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We completed our annual impairment test for broadcasting licenses during the second quarter of 2016 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

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

The following table reflects the estimates and assumptions used in 2016 as compared to the second quarter of 2015, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2016	2015
Discount rate	9.5%	9.7%
Operating profit margin ranges expected for average stations in the markets where the Company operates	14% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2016 for 24 units of accounting (24 geographical markets) where the carrying values of the licenses are considered material to our financial statements (three of our 27 markets are considered immaterial). Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2016 Based Upon The Valuation As Of June 30, 2016 Percentage Range By Which Fair Value Exceeds The Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of accounting	7	5	1	11
Carrying value (in thousands)	$360,697	$224,950	$18,718	$206,072

Broadcasting Licenses Valuation At Risk

The second quarter 2016 impairment test of our broadcasting licenses indicated that there were 12 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 12 units of accounting have a carrying value of $585.6 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 23 separate reporting units (four of our 27 reporting units have no goodwill recorded as of June 30, 2016). If the fair value of any reporting unit is less than the amount reflected in the balance sheet, an indication exists that the amount of goodwill attributed to a reporting unit may be impaired, and we are required to perform a second step of the impairment test. In the second step, we compare the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation.

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

In step one of our goodwill analysis, we considered the results of the market and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2015. We also utilized the discounted cash flow method to calculate the fair value of the reporting unit. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions that applied to our markets and were used in the second quarter of 2016 and in the second quarter of 2015, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2016	2015
Discount rate	9.5%	9.7%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of step one indicated that it was not necessary to perform the second step analysis in any of the markets tested. As a result of the step one test, no impairment loss was recorded during the second quarter of 2016. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our consolidated cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2016 for 23 reporting units under step one of the goodwill impairment test during the second quarter of 2016. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2016 Based Upon The Valuation As Of June 30, 2016 Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of reporting units	4	2	1	16
Carrying value (in thousands)	$296,670	$104,674	$9,142	$440,468

Goodwill Valuation At Risk

The second quarter 2016 impairment test of our goodwill indicated that there were six reporting units that exceeded the carrying value by 10% or less. In aggregate, these six reporting units have a carrying value of $401.3 million, of which $10.9 million is goodwill.

Future impairment charges may be required on any of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2016, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of	Results Of	Results Of
	Long-Term	Operating	Weighted
	Revenue	Performance	Average
	Growth	Cash Flow	Cost Of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$29,471	$3,727	$67,774

Goodwill (2)
Incremental goodwill impairment	$13,161	$1,252	$30,687

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin. For the broadcast license fair value analysis, the projections of operating profit margin that are used are based upon industry operating profit margin norms, which reflect market size and station type. These margin projections are not specific to the performance of our radio stations in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. For the goodwill fair value analysis, the projections of operating margin for each market are based on our actual historical performance. If the outlook for the radio industry’s growth declines, then operating profit margins in both the broadcasting license and goodwill fair value analyses would be negatively impacted, which would decrease the value of those assets.

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

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). If the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 1% above the current rates as of June 30, 2016, our interest expense on: (1) our Term B Loan would increase $1.1 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.4 million, assuming our entire Revolver was outstanding as of June 30, 2016. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of June 30, 2016, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2016, we did not have any investments in money market instruments.

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

Evaluation Of Controls And Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2016:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2016 - April 30, 2016	1,008	$10.83	—	$—
May 1, 2016 - May 31, 2016	2,922	$12.05	—	$—
June 1, 2016 - June 30, 2016	370	$12.70	—	$—

Total	4,300		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2016, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 1,008 shares at an average price of $10.83 per share in April 2016; 2,922 shares at an average price of $12.05 per share in May 2016; and 370 shares at an average price of $12.70 per share in June 2016. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated as of April 22, 2016, between Entercom Communications Corp. and David J. Field (7)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 5, 2016	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2016	/S/ Stephen F. Fisher
	Name:	Stephen F. Fisher
	Title:	Executive Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 23, 2011, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4) (Originally filed as Exhibit 4.1)

4.02	First Amendment to Credit Agreement, dated as of November 27, 2012, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5) (Originally filed as Exhibit 4.02)

4.03	Second Amendment to Credit Agreement, dated as of December 2, 2013, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (6) (Originally filed as Exhibit 4.03)

4.04	Indenture, dated as of November 23, 2011, by and among Entercom Radio, LLC, as the Issuer, the Note Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee. (4) (Originally filed as Exhibit 4.2)

4.05	Form of Note. (4) (Originally filed as Exhibit 4.3)

4.06	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (3) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated as of April 22, 2016, between Entercom Communications Corp. and David J. Field (7)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (8)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on November 25, 2011.
(5)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 27, 2013.
(6)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014.
(7)	Filed herewith.
(8)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.