Form 10-Q
period 2016-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2016-11-08
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Class A common stock, $0.01 par value - 33,412,985 Shares Outstanding as of October 24, 2016

(Class A Shares Outstanding include 2,103,451 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value - 7,197,532 Shares Outstanding as of October 24, 2016.

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

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS:
Cash	$9,908	$9,169
Accounts receivable, net of allowance for doubtful accounts	91,417	87,157
Prepaid expenses, deposits and other	8,225	6,220
Prepaid and refundable federal and state income taxes	—	55
Deferred tax assets	3,464	3,464

Total current assets	113,014	106,065
Net property and equipment	55,380	57,993
Radio broadcasting licenses	807,381	807,381
Goodwill	32,718	32,629
Assets held for sale	630	6,106
Deferred charges and other assets, net of accumulated amortization	7,768	5,471

TOTAL ASSETS	$1,016,891	$1,015,645

LIABILITIES:
Accounts payable	$55	$73
Accrued expenses	16,249	16,772
Other current liabilities	25,935	19,924
Long-term debt, current portion	6,640	31,832

Total current liabilities	48,879	68,601

Long-term debt, net of current portion	432,271	448,724
Deferred tax liabilities	97,583	81,643
Other long-term liabilities	27,079	27,608

Total long-term liabilities	556,933	557,975

Total liabilities	605,812	626,576

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,732	27,619

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	406	397
Additional paid-in capital	606,976	611,754
Accumulated deficit	(224,035)	(250,701)

Total shareholders’ equity	383,347	361,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,016,891	$1,015,645

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015	2016	2015
NET REVENUES	$120,457	$114,662	$337,038	$293,674

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	82,905	81,241	237,259	210,608
Depreciation and amortization expense	2,488	2,219	7,452	6,079
Corporate general and administrative expenses, including non-cash compensation expense	8,797	6,960	24,888	19,690
Impairment loss	—	—	62	—
Merger and acquisition costs and restructuring charges	670	1,978	670	5,732
Net time brokerage agreement (income) fees	—	(745)	—	(745)
Net (gain) loss on sale or disposal of assets	(91)	(150)	(1,310)	(717)

Total operating expense	94,769	91,503	269,021	240,647

OPERATING INCOME (LOSS)	25,688	23,159	68,017	53,027

NET INTEREST EXPENSE	9,014	9,731	27,553	28,323
OTHER (INCOME) EXPENSE	(2,299)	—	(2,299)	—

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	18,973	13,428	42,763	24,704
INCOME TAXES (BENEFIT)	7,553	4,986	16,097	9,608

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	11,420	8,442	26,666	15,096
Preferred stock dividend	(526)	(339)	(1,351)	(339)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10,894	$8,103	$25,315	$14,757

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.28	$0.21	$0.66	$0.39

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.28	$0.21	$0.64	$0.38

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.075	$—	$0.15	$—

WEIGHTED AVERAGE SHARES:
Basic	38,484,578	38,075,922	38,457,061	38,073,525

Diluted	41,433,200	38,912,829	39,373,988	39,006,981

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	26,666	26,666
Compensation expense related to granting of stock awards and the Employee Share Purchase Program (“ESPP”)	1,092,510	11	—	—	4,649	—	4,660
Issuance of common stock related to an incentive plan	17,665	—	—	—	194	—	194
Exercise of stock options	29,500	—	—	—	39	—	39
Purchase of vested employee restricted stock units	(228,008)	(2)	—	—	(2,203)	—	(2,205)
Payment of dividends on common stock	—	—	—	—	(5,772)	—	(5,772)
Dividend equivalents, net of forfeitures	—	—	—	—	(447)	—	(447)
Payment of dividends on preferred stock	—	—	—	—	(1,238)	—	(1,238)

Balance, September 30, 2016	33,392,218	$334	7,197,532	$72	$606,976	$(224,035)	$383,347

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$26,666	$15,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,452	6,079
Amortization of deferred financing costs (including original issue discount)	2,209	2,404
Net deferred taxes (benefit) and other	16,097	9,608
Provision for bad debts	1,129	918
Net (gain) loss on sale or disposal of assets	(1,310)	(717)
Non-cash stock-based compensation expense	4,660	4,097
Deferred rent	208	480
Unearned revenue - long-term	—	(10)
Deferred compensation	1,471	(22)
Impairment loss	62	—
Accretion expense, net of asset retirement obligation adjustments	23	13
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(5,390)	(6,500)
Prepaid expenses and deposits	(2,044)	46
Accounts payable and accrued liabilities	(192)	5,159
Accrued interest expense	4,749	5,788
Accrued liabilities - long-term	(1,639)	(326)
Prepaid expenses - long-term	(3,166)	660

Net cash provided by (used in) operating activities	50,985	42,773

INVESTING ACTIVITIES:
Additions to property and equipment	(4,316)	(5,974)
Proceeds from sale of property, equipment, intangibles and other assets	7,118	406
Purchases of radio stations (net of cash acquired)	(92)	(81,652)
Additions to intangible assets	(223)	(913)

Net cash provided by (used in) investing activities	2,487	(88,133)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	21,500	42,000
Proceeds from the capital lease obligations and other	102	—
Payments of long-term debt	(65,262)	(17,250)
Proceeds from issuance of employee stock plan	194	—
Payment of fees associated with the issuance of preferred stock	—	(220)
Proceeds from the exercise of stock options	39	35
Purchase of vested employee restricted stock units	(2,205)	(1,527)
Payment of dividends on common stock	(5,772)	—
Payment of dividend equivalents on vested restricted stock units	(91)	(7)
Payment of dividends on preferred stock	(1,238)	—

Net cash provided by (used in) financing activities	(52,733)	23,031

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	739	(22,329)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,169	31,540

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,908	$9,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,046	$20,538

Income taxes	$339	$81

Dividends on common stock	$5,772	$—

Dividends on preferred stock	$1,238	$—

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than as noted below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2015 that was filed with the SEC on February 26, 2016, that might have a material impact on the Company’s financial position, results of operations or cash flows.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance is effective for the Company as of January 1, 2018 under a retrospective application method. Management does not believe the impact of this guidance will be material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Modification

In March 2016, the accounting guidance for stock-based compensation was modified to reflect in the income statement the income tax effects of awards when stock-based awards vest. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. This guidance is effective for the Company as of January 1, 2017. The Company believes that: (1) the Company may recognize future income tax benefits that were previously not allowed to be recognized; and (2) the Company may increase the shares withheld upon the vesting of RSUs in order to satisfy employees’ tax obligations. Management does not believe the impact of this guidance will be material to the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified. Under the guidance, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance will be applied using one of two retrospective methods. The guidance is effective for the Company as of January 1, 2018. The Company has not determined the potential effects of this guidance on its financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the presentation in the current year (see the above accounting pronouncement on debt issuance costs).

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

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test in 2016 included the four new markets added during the second half of 2015.

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

During the second quarter of the current year and each of the past several years, the Company completed its annual goodwill impairment test and the results indicated that there was no impairment as the fair value was greater than the carrying value. The annual goodwill impairment test in 2016 included the four new markets added during the second half of 2015.

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

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2016	December 31, 2015
	(amounts in thousands)
Accrued compensation	$8,499	$8,865
Accounts receivable credits	4,642	3,575
Advertiser obligations	1,214	1,198
Accrued interest payable	8,296	3,547
Other	3,284	2,739

Total other current liabilities	$25,935	$19,924

4. LONG-TERM DEBT

Refinancing

On November 1, 2016, the Company and its wholly owned subsidiary, Entercom Radio LLC, entered into a $540 million credit agreement (the “New Credit Facility”) with a syndicate of lenders and used the proceeds to: (1) refinance its senior secured credit facility (the “Credit Facility”) that was comprised of: (a) a $223.0 million outstanding term loan component (“Term B Loan”); and (b) $3.0 million outstanding under its revolving credit facility (the “Revolver”); (2) fund the redemption effective December 1, 2016 of $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”) and discharge the indenture (the “Indenture”) governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. In the fourth quarter of 2016, the Company expects to record debt extinguishment costs related to the refinancing.

The New Credit Facility is comprised of a revolving credit facility and a term B loan.

The $60 million revolving credit facility (the “New Revolver”) has a maturity date of November 1, 2021 and provides for interest based upon the prime rate or the European London Interbank Offered Rate (“LIBOR”) plus a margin. The margin may increase or decrease based upon the Company’s Consolidated Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 3.5% or the prime rate plus 2.5%. In addition, the New Revolver requires the payment of a commitment fee of 0.5% per annum for the unused amount.

The $480 million term B loan (the “New Term B Loan”) has a maturity date of November 1, 2023 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 3.5%, with a LIBOR floor of 1.0%, or the Base Rate plus 2.5%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The facility amortizes: (1) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the New Term B Loan; and (2) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the loan agreement.

The Company expects to use the New Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of preferred stock, dividends, investments and acquisitions. The New Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the New Credit Facility is secured by a lien on substantially all of the Company’s assets with limited exclusions (including the Company’s real property). The Company’s parent, Entercom Communications Corp., and all of the Company’s subsidiaries, jointly and severally guaranteed the New Credit Facility. The assets securing the New Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The New Credit Facility has usual and customary covenants including, but not limited to, consolidated leverage ratios, consolidated interest coverage ratios, limitations on acquisitions, stock repurchases, additional borrowings, and dividends. Specifically, the New Credit Facility requires the Company to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.0 times through December 31, 2017, which decreases over time to 4.5 times as of September 30, 2018 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.0 times (applicable only to the New Revolver).

As of September 30, 2016, the Company was in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. As of the refinancing, the Company was in compliance with all financial covenants then applicable and all other terms of the New Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the New Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance.

Failure to comply with the Company’s financial covenants or other terms of its New Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the New Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its New Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on its debt.

Long-term debt was comprised of the following as of September 30, 2016:

	Long-Term Debt
	September 30,	December 31,
	2016	2015
	(amounts in thousands)
Credit Facility
Revolver, due November 23, 2016	$—	$26,000
Term B Loan, due November 23, 2018	225,000	242,750

	225,000	268,750

Senior Notes
10.5% senior unsecured notes, due December 1, 2019	220,000	220,000
Unamortized original issue discount	(1,451)	(1,731)

	218,549	218,269

Other Debt
Capital lease and other	90	—

Total debt before deferred financing costs	443,639	487,019
Current amount of long-term debt	(6,640)	(31,832)
Deferred financing costs (excludes the revolving credit)	(4,728)	(6,463)

Total long-term debt, net of current debt	$432,271	$448,724

Outstanding standby letters of credit	$670	$670

(A) Senior Debt

The Credit Facility

As of September 30, 2016, the amount outstanding under the Credit Facility’s Term B Loan was $225.0 million and there was no amount outstanding under the Revolver.

The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $39.3 million as of September 30, 2016.

On November 23, 2011, the Company entered into its prior credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that was due to mature on November 23, 2016; and (b) a $375 million Term B Loan that was due to mature on November 23, 2018.

The Term B Loan required mandatory prepayments equal to a percentage of Excess Cash Flow, which was defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio. The payment was due in the first quarter of each year for the prior year and was included under the current portion of long-term debt, net of any prepayments made through September 30, 2016. For purposes of presenting the September 30, 2016 financial statements, the estimate of the Excess Cash Flow reflects the amount due under the Credit Facility in the first quarter of 2017. Under the New Credit Facility, however, the first such Excess Cash Flow payment, if any, will be due in the first quarter of 2018.

(B) Senior Unsecured Debt

The Senior Notes

In connection with the refinancing described above, on November 1, 2016, the Company issued a call notice and funded the redemption of its $220.0 million Senior Notes due December 1, 2019 and discharged the Indenture governing the Senior Notes. The effective date of the Senior Notes redemption is December 1, 2016.

As background, on November 23, 2011, the Company issued $220.0 million of 10.5% unsecured Senior Notes which mature on December 1, 2019. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2016	2015
	(amounts in thousands)
Interest expense	$25,382	$25,919
Amortization of deferred financing costs	1,929	2,153
Amortization of original issue discount of senior notes	280	251
Interest income and other investment income	(38)	—

Total net interest expense	$27,553	$28,323

	Net Interest Expense
	Three Months Ended September 30,
	2016	2015
	(amounts in thousands)
Interest expense	$8,324	$8,915
Amortization of deferred financing costs	611	730
Amortization of original issue discount of senior notes	96	86
Interest income and other investment income	(17)	—

Total net interest expense	$9,014	$9,731

5. NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$11,420	$8,442	$26,666	$15,096
Preferred stock dividends	526	339	1,351	339

Net income (loss) available to common shareholders	$10,894	$8,103	$25,315	$14,757

Denominator
Basic weighted average shares outstanding	38,485	38,076	38,457	38,074

Basic net income (loss) per share available to common shareholders	$0.28	$0.21	$0.66	$0.39

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$11,420	$8,442	$26,666	$15,096
Preferred stock dividends	—	339	1,351	339

Net income (loss) available to common shareholders	$11,420	$8,103	$25,315	$14,757

Denominator
Basic weighted average shares outstanding	38,485	38,076	38,457	38,074
Effect of RSUs and options under the treasury stock method	1,014	837	917	933
Preferred stock under the as if converted method	1,934	—	—	—

Diluted weighted average shares outstanding	41,433	38,913	39,374	39,007

Diluted net income (loss) per share available to common shareholders	$0.28	$0.21	$0.64	$0.38

Disclosure Of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Impact Of Equity Issuances	2016	2015	2016	2015
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	—	23	—	14

Price range of options: from	$—	$10.17	$—	$10.17

Price range of options: to	$—	$11.78	$—	$11.78

RSUs with service conditions	—	425	—	11

RSUs excluded with service and market conditions as market conditions not met	478	165	478	165

RSUs excluded with service and performance conditions as performance conditions not met	21	30	21	30

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	—	1,604	1,934	533

6. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of September 30, 2016
RSUs outstanding as of:	December 31, 2015	1,590,417
RSUs awarded		1,116,585
RSUs released		(595,717)
RSUs forfeited		(24,075)

RSUs outstanding as of:	September 30, 2016	2,087,210	$—	1.7	$26,976,147

RSUs vested and expected to vest as of:	September 30, 2016	1,908,169	$—	1.7	$24,059,205

RSUs exercisable (vested and deferred) as of:	September 30, 2016	48,880	$—	—	$632,507

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense, net of estimated forfeitures		$12,481,696

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

The specific assumptions used for these valuations are as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Expected Volatility Term Structure (1)	35% to 45%	34% to 39%
Risk-Free Interest Rate (2)	0.4% to 1.1%	0.1% to 1.1%
Quarterly Dividend Payment As A Constant (3)	$0.075	$0.00

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Quarterly Dividend Payment As A Constant - The Company assumed a constant quarterly dividend of $0.075 per share. Prior to 2016, the Company had no recent history of dividend payments.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Nine Months Ended September 30,	Year Ended December 31,
	2016	2015
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Service And Performance Conditions
Beginning of period balance	29	8
Number of RSUs granted	—	21
Number of RSUs that did not meet criteria	(8)	—
Number of RSUs vested	—	—

End of period balance	21	29

Average fair value of RSUs granted with performance conditions	$—	$11.11

As of September 30, 2016, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2016	2015
	(amounts in thousands)
Intrinsic value of options exercised	$325	$101

Tax benefit from options exercised (1)	$125	$38

Cash received from exercise price of options exercised	$39	$35

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of September 30, 2016
Options outstanding as of:	December 31, 2015	466,925	$1.93
Options granted		—	—
Options exercised		(29,500)	1.34
Options forfeited		—
Options expired		(3,125)

Options outstanding as of:	September 30, 2016	434,300	$1.97	2.3	$4,764,266

Options vested and expected to vest as of:	September 30, 2016	434,300	$1.97	2.3	$4,764,266

Options vested and exercisable as of:	September 30, 2016	434,300	$1.97	2.3	$4,764,266

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$5,465

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range Of Exercise Prices		Options Outstanding			Options Exercisable
		Number Of Options Outstanding September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Options Exercisable September 30, 2016	Weighted Average Exercise Price

From	To
$1.34	$1.34	400,675	2.4	$1.34	400,675	$1.34
$2.02	$11.78	33,625	1.9	$9.48	33,625	$9.48

$1.34	$11.78	434,300	2.3	$1.97	434,300	$1.97

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Nine Months Ended
	September 30,
	2016	2015
	(amounts in thousands)
Station operating expenses	$962	$880
Corporate general and administrative expenses	3,698	3,217

Stock-based compensation expense included in operating expenses	4,660	4,097
Income tax benefit (1)	1,637	1,513

Net stock-based compensation expense	$3,023	$2,584

	Three Months Ended September 30,
	2016	2015
	(amounts in thousands)
Station operating expenses	$372	$334
Corporate general and administrative expenses	1,270	1,221

Stock-based compensation expense included in operating expenses	1,642	1,555
Income tax benefit (1)	888	577

Net stock-based compensation expense	$754	$978

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

7. INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2016

The effective income tax rates were 37.6% and 39.8% for the nine months and three months ended September 30, 2016, respectively. These rates were impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. The income tax rate was also impacted by income tax expense from: (i) an increase in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) an adjustment for expenses that are not deductible for tax purposes; and (iii) a tax benefit shortfall associated with share-based awards.

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

Net Deferred Tax Assets And Liabilities

As of September 30, 2016 and December 31, 2015, net deferred tax liabilities were $94.1 million and $78.2 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Value Measurements At Reporting Date
Description	September 30, 2016	December 31, 2015
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$10,680	$10,137

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loan (1)	$225,000	$226,406	$242,750	$242,447

Revolver (2)	$—	$—	$26,000	$26,000

Senior Notes (3)	$218,549	$227,291	$218,269	$227,000

Other debt (4)	$90		$—

Letters of credit (5)	$670		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver is considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the other debt.
(5)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit.

9. BUSINESS COMBINATIONS

The Company consummated acquisitions under the purchase method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

There were no acquisitions during the nine months ended September 30, 2016.

2015 Acquisition

Acquisition Of Lincoln Financial Media Company

On July 16, 2015, the Company acquired under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which held through subsidiaries the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets. The purchase price was $105.0 million of which: (1) $77.5 million was paid in cash using $42.0 million in borrowing under the Company’s Revolver together with cash on hand; and (2) $27.5 million was paid with the Company’s issuance of perpetual cumulative convertible preferred stock (“Preferred”).

The aggregate fair value purchase price allocation of the assets and liabilities as reported on the Company’s Form 10-K filed with the SEC on February 26, 2016, were revised on July 1, 2016, to reflect a liability associated with an assumed lawsuit. The amount of the liability could not be estimated at the time of the acquisition. This revision resulted in an increase to goodwill of $0.1 million in one of the Lincoln markets.

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

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges are expensed as a separate line item in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs.

In the third quarter of 2016, the Company recorded merger and acquisition costs of $0.7 million.

In 2015, the Company recorded merger and acquisition costs of $4.0 million (primarily legal, professional and advisory services) as well as restructuring costs of $1.7 million related to the Company’s integration of its acquisitions.

The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of September 30, 2016, after excluding the lease abandonment liability as of September 30, 2016, was included in accrued expenses as most expenses are expected to be paid within one year.

	Nine Months Ended September 30,
	2016	2015
	(amounts in thousands)
Restructuring charges
Costs to exit duplicative contracts	$—	$627
Workforce reduction	—	1,127

Total restructuring charges	—	1,754
Merger and acquisition costs	670	3,978

Total merger & acquisition costs and restructuring charges	$670	$5,732

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(amounts in thousands)
Restructuring charges, beginning balance	$1,686	$—
Additions to reserves through accruals	—	2,858
Deductions from reserves through payments	(851)	(1,172)

Restructuring charges unpaid and outstanding	835	1,686
Less lease abandonment costs over a long-term period	(669)	(687)

Short-term restructuring charges unpaid and outstanding	$166	$999

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2015 had occurred as of January 1, 2014, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred; (5) merger and acquisition costs and restructuring charges; and (6) accrued dividends on perpetual cumulative convertible preferred stock. For purposes of this presentation, the pro forma data: (a) excludes certain radio stations that were acquired and immediately disposed of, as the Company never operated these stations and does not expect to operate these stations at a future time; and (b) excludes a radio station disposed of and previously owned and operated by the Company as these assets were a key component of the assets acquired. In addition, there was no adjustment to the pro forma information for the AM station in Denver, Colorado, that was disposed of in 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$120,457	$117,102	$337,038	$322,083

Net income (loss) available to the Company	$11,420	$8,533	$26,666	$15,253

Net income (loss) available to common shareholders	$10,894	$7,983	$25,315	$13,603

Net income (loss) available to common shareholders per common share - basic	$0.28	$0.21	$0.66	$0.36

Net income (loss) available to common shareholders per common share - diluted	$0.28	$0.21	$0.64	$0.35

Weighted shares outstanding basic	38,484,578	38,075,922	38,457,061	38,073,525

Weighted shares outstanding diluted	41,433,200	38,912,829	39,373,988	39,006,981

Conversion of preferred stock for dilutive purposes under the as if method	dilutive	anti-dilutive	anti-dilutive	anti-dilutive

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

As of September 30, 2016, the Company entered into an agreement to sell an AM radio station in one of its markets for $0.9 million and classified these assets and liabilities as assets held for sale. The Company expects that the sale of this radio station will not alter the Company’s competitive position in the market. This transaction, which is expected to be completed in the fourth quarter of 2016, is expected to result in a gain of $0.2 million.

During 2016, the Company disposed of the following assets that were previously reflected as held for sale as of December 31, 2015: (1) an AM radio station in Denver, Colorado, that resulted in a gain on disposal of assets of $0.3 million; (2) land, building and a tower at a tower/antenna site to be sold to a government agency that did not result in a gain or loss; and (3) land and a building that the Company formerly used as its main studio facility in one of its markets and a co-located tower/antenna structure for two of its AM radio stations that the Company plans to relocate to other suitable sites, that resulted in a gain on disposal of assets of $0.7 million.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying value of these assets was less than the fair value by utilizing offers from third parties for a bundle of assets. This is considered a Level 3 measurement.

The major categories of these assets are as follows:

Assets Held For Sale	As Of September 30, 2016	As Of December 31, 2015
	(amounts in thousands)
Prepaid expense	$94	$—
Land and land improvements	74	3,972
Building	—	1,036
Leasehold improvements	228	—
Equipment	410	497

Total property and equipment	806	5,505
Depreciation and amortization	201	796

Net property and equipment	605	4,709

Radio broadcasting licenses	36	1,397
Goodwill	2	—

Total intangibles	38	1,397

Assets held for sale	643	6,106
Less asset retirement obligations	(13)	—

Net assets held for sale	$630	$6,106

11. SHAREHOLDERS’ EQUITY

Dividends

During the second quarter of 2016, the Company commenced a quarterly $0.075 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s New Credit Facility.

The Company paid dividends of $0.4 million on its Preferred in each of the first three quarters of 2016. In October 2016, the Company paid a dividend on its Preferred of $0.6 million.

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet Location	September 30, 2016	December 31, 2015
		(amounts in thousands)
Short-term	Other current liabilities	$87	$—
Long-term	Other long-term liabilities	365	210

Total		$452	$210

Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan (“ESPP”) during the second quarter of 2016 that commenced with the third quarter of 2016. The ESPP allows participants to purchase the Company’s stock equal to 85% of the market value of such shares on the purchase date. Under the ESPP, the purchase of stock is limited to the lesser of an amount not to exceed 15% of an employee’s annual gross earnings or an annual maximum limitation of $25,000 per year. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

	Nine Months Ended September 30,
	2016	2015
	(amounts in thousands)
Number of shares purchased	18	—

Non-cash compensation expense recognized	$34	$—

12. CONTINGENCIES AND COMMITMENTS

Contingencies

On October 17, 2016, the Company entered into an asset purchase agreement (“APA”) with Beasley Broadcast Group, Inc. (“Beasley”) to acquire four radio stations in Charlotte, North Carolina, for a purchase price of $24 million in cash. The Company entered into two time brokerage agreements (“TBAs”) to operate the radio stations, of which three of the four radio stations are held in a trust (“Charlotte Trust”). On November 1, 2016, the Company commenced operations of the radio stations held in the Charlotte Trust. The Company expects to begin operating the fourth station under a separate TBA with Beasley on January 1, 2017. If regulatory approval by the Federal Communications Commission (the “FCC”) to complete the transaction is received prior to January 1, 2017, the TBA would not occur.

During the period of the TBAs, which terminates upon closing of the APA, the Company will include net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements. The Company expects that the APA, will close in the fourth quarter of 2016 or early in the first quarter of 2017.

The Company believes that the Charlotte Trust is a variable interest entity (“VIE”) and that the Company is the primary beneficiary as the Company may absorb the profits and losses from the operation of the VIE during the period of the TBA. Effective upon the commencement of the Charlotte Trust TBA, the Company expects to consolidate the assets and liabilities of the VIE within its consolidated financial statements, using fair values for the assets and liabilities as if the Company had closed on this transaction. The equity investment by Beasley in the Charlotte Trust would be reflected as a non-controlling interest. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against the Company’s general creditors.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, the FCC is investigating a contest that took place at one of the Company’s stations in 2007. On October 27, 2016, the FCC issued an order calling for an administrative hearing to determine if the FCC license for the station should be renewed.

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

Other Matters

During the third quarter of 2016, the Company settled a legal claim with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill.

13. SUBSEQUENT EVENTS

Events occurring after September 30, 2016 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On November 1, 2016, the Company completed a debt refinancing as described under Note 4.

On October 27, 2016, the FCC issued an order calling for an administrative hearing to determine if the FCC license for one of the Company’s stations should be renewed. Refer to Note 12 for further discussion.

On October 17, 2016, the Company entered into an APA with Beasley to acquire four radio stations in Charlotte, North Carolina, a new market for the Company. Refer to Note 12 for further discussion.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2016 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

In the third quarter of 2016, we recorded merger and acquisition costs of $0.7 million.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill.

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

We agreed with Bonneville to exchange certain radio stations in Denver for a radio station in Los Angeles (the “Bonneville Exchange”). Pursuant to a time brokerage agreement (“TBA”), on July 17, 2015, we commenced operations of a radio station in Los Angeles, which increased our net revenues and station operating expenses and increased our TBA expense. That same day, Bonneville commenced operations of certain of our Denver radio stations. This resulted in a decrease to our net revenues and station operating expenses and an increase to our TBA income.

On July 16, 2015, we funded the Lincoln acquisition by: (1) issuing $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”), which resulted in an increase in preferred dividends in the current year; (2) borrowing $42.0 million in cash under our revolving credit facility, which increased debt upon which interest is computed; and (3) using $35.5 million of cash on hand.

In 2015, we recorded merger and acquisition costs of $4.0 million (primarily legal, professional and advisory services) as well as restructuring costs of $1.7 million related to our Lincoln acquisition and our integration of the Lincoln acquisition, respectively.

Nine Months Ended September 30, 2016 As Compared To The Nine Months Ended September 30, 2015

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$337.0	$293.7	15%

OPERATING EXPENSE:
Station operating expenses	237.3	210.6	13%
Depreciation and amortization expense	7.5	6.1	23%
Corporate general and administrative expenses	24.9	19.7	26%
Impairment loss	0.1	—	nmf
Merger and acquisition costs and restructuring charges	0.7	5.7	(88%)
Other operating (income) expenses	(1.5)	(1.4)	(7%)

Total operating expense	269.0	240.7	12%

OPERATING INCOME (LOSS)	68.0	53.0	28%

NET INTEREST EXPENSE	27.6	28.3	(2%)
OTHER (INCOME) EXPENSE	(2.3)	—	nmf

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	42.7	24.7	73%
INCOME TAXES (BENEFIT)	16.0	9.6	67%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	26.7	15.1	77%
Preferred stock dividend	(1.4)	(0.3)	(367%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$25.3	$14.8	71%

Net Revenues

Net revenues increased across most of our markets. For our core stations, which exclude the new stations acquired/disposed of through the Lincoln Acquisition and Bonneville Exchange, net revenues were up in the mid- single digits. Comparing our performance for the new stations to the prior owners’ performance, net revenues were up in the high single digits. Net revenues from the new stations together with our core stations contributed to our reported overall growth over prior year results.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the Denver and San Francisco markets.

Excluding the benefit of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the New Orleans and Portland markets.

Station Operating Expenses

For our core stations, station operating expenses increased in the low single digits. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the high single digits. Station operating expenses from the new stations together with our core stations contributed to the reported overall expense increase over prior year results.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (1) a $1.0 million bonus incurred in the second quarter in connection with a new employment agreement for our Chief Executive Officer; (2) investment in corporate marketing capabilities and staff; (3) an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (4) an increase in non-cash equity compensation expense of $0.5 million.

Operating Income (Loss)

Operating income in the current period benefited from: (1) an increase in net revenues, net of station operating expenses, that included the operation of the new stations and the disposition of one station that was effective July 17, 2015; and (2) a net reduction in merger and acquisition costs and restructuring charges of $5.0 million.

Interest Expense

Interest expense was down for the period as average outstanding debt declined slightly as compared to prior year.

As a result of the refinancing, and assuming LIBOR is flat, we expect interest expense to decrease in future periods.

Income (Loss) Before Income Taxes (Benefit)

The increase was largely attributable to the positive impact of the Lincoln Acquisition on operating income, an increase in the core stations’ operating results and a $2.3 million settlement (net of certain expenses) with British Petroleum as a result of the Deepwater Horizon Oil Spill in the Gulf of Mexico.

Income Taxes (Benefit)

Tax Rate For The Nine Months Ended September 30, 2016

The effective income tax rate was 37.6%, which was impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. We estimate that our 2016 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%.

Tax Rate For The Nine Months Ended September 30, 2015

The effective income tax rate was 38.9%, and was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Deferred Tax Liabilities

As of September 30, 2016 and December 31, 2015, our net deferred tax liabilities were $94.1 million and $78.2 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2016 as compared to the same period in the prior year:

During the third quarter of 2016, we recorded merger and acquisition costs of $0.7 million.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim, which is recorded in other income, was a result of lost business due to the oil spill.

The operation of the Lincoln stations (other than certain of the Denver stations operated under the Bonneville Exchange as described below) increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

Under the Bonneville Exchange, we commenced operations of a radio station in Los Angeles, that resulted in an increase to our net revenues and station operating expenses and increased our TBA expense.

Under the Bonneville Exchange, Bonneville commenced operations of certain radio stations in Denver, that resulted in a decrease to our net revenues and station operating expenses and an increase to our TBA income.

For the third quarter 2015, we recorded merger and acquisition costs and restructuring expenses of $2.0 million as a result of the acquisition and integration of the Lincoln radio stations. The costs included a workforce reduction charge and realignment along with the recognition of duplicative contractual obligations.

Three Months Ended September 30, 2016 As Compared To The Three Months Ended September 30, 2015

	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$120.5	$114.7	5%

OPERATING EXPENSE:
Station operating expenses	82.9	81.2	2%
Depreciation and amortization expense	2.5	2.2	14%
Corporate general and administrative expenses	8.8	7.0	26%
Merger and acquisition costs and restructuring charges	0.7	2.0	(65%)
Other operating (income) expenses	(0.1)	(0.9)	89%

Total operating expense	94.8	91.5	4%

OPERATING INCOME (LOSS)	25.7	23.2	11%

NET INTEREST EXPENSE	9.0	9.8	(8%)
OTHER (INCOME) EXPENSE	(2.3)	—	nmf

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	19.0	13.4	42%
INCOME TAXES (BENEFIT)	7.6	5.0	52%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	11.4	8.4	36%
Preferred stock dividend	(0.5)	(0.3)	(67%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10.9	$8.1	35%

Net Revenues

Net revenues increased for us as a result of our gaining revenue share in the majority of markets in which we operate and increased political spending in the quarter. In addition, we are continuing to benefit from digital advertising initiatives. In comparing our results to last year, we closed on the Lincoln Acquisition on July 16, 2015, and commenced operations under the Bonneville Exchange on the same date.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the Kansas City and San Francisco markets.

Excluding the benefit of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the Portland and Wichita markets.

Station Operating Expenses

For our core stations, station operating expenses increased in the low single digits. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the mid-single digits. Station operating expenses from the new stations together with our core stations contributed to our reported overall expense increase over prior year results.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (1) an increase in deferred compensation expense of $0.9 million as our deferred compensation liability generally tracks the movements in the stock market; (2) corporate sales and programming recognition meetings; and (3) investment in corporate marketing capabilities and staff.

Operating Income (Loss)

Operating income increased primarily due to: (1) the increase in net revenues, net of station operating expenses, associated with the Lincoln Acquisition; and (2) a $1.3 million decrease in merger and acquisition costs and restructuring charges. This increase was offset by a $1.8 million increase in corporate general and administrative costs and a $0.7 million decrease in net time brokerage agreement income that was associated with the Bonneville Exchange.

Interest Expense

The decrease in interest expense was primarily due to lower outstanding debt upon which interest is computed, offset by borrowing under the revolving credit facility, which has a higher interest rate as compared to the interest rate on our Term B Loan. Our variable interest rates remained flat year over year as our Term B Loan includes a LIBOR floor of 1%.

As a result of the refinancing, and assuming LIBOR is flat, we expect interest expense to decrease in future periods.

Income (Loss) Before Income Taxes (Benefit)

The increase was primarily due to: (1) the impact on net revenues of the Lincoln Acquisition, offset primarily by an increase to station operating expenses as the variable expenses included in station operating expenses correlated to increased net revenues; and (2) a $2.3 million settlement (net of certain expenses) with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico.

Income Taxes (Benefit)

For the current and prior periods, the income tax rate was 39.8% and 37.1%, respectively, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Liquidity And Capital Resources

Liquidity

As of September 30, 2016, we had $225.0 million outstanding under our senior secured credit facility (the “Credit Facility”), which includes an outstanding Term B Loan of $225.0 million and no amount outstanding under a revolving credit facility (the “Revolver”). In addition, we had outstanding $220.0 million in principal for our 10.5% senior unsecured notes (the “Senior Notes”) and $0.7 million in outstanding letters of credit. As of September 30, 2016, we had $9.9 million in cash and cash equivalents. For the nine months ended September 30, 2016, we decreased our outstanding debt by $43.7 million.

The Refinancing

The New Credit Facility

On November 1, 2016, we and our wholly owned subsidiary, Entercom Radio LLC, entered into a $540 million credit agreement (the “New Credit Facility”) with a syndicate of lenders and used the proceeds to: (1) refinance our senior secured credit facility (the “Credit Facility”) that was comprised of: (a) a $223.0 million outstanding term loan component (“Term B Loan”); and (b) $3.0 million outstanding under a revolving credit facility (the “Revolver”); (2) fund the redemption effective December 1, 2016 of $220.0 million Senior Notes and discharged the indenture (the “Indenture”) governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. In the fourth quarter of 2016, we expect to record debt extinguishment costs related to the refinancing.

The New Credit Facility is comprised of a revolving credit facility and a term B loan.

The $60 million revolving credit facility (the “New Revolver”) has a maturity date of November 1, 2021 and provides for interest based upon the prime rate or the European London Interbank Offered Rate (“LIBOR”) plus a margin. The margin may increase or decrease based upon our Consolidated Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 3.5% or the prime rate plus 2.5%. In addition, the New Revolver requires the payment of a commitment fee of 0.5% per annum for the unused amount.

The $480 million term B loan (the “New Term B Loan”) has a maturity date of November 1, 2023 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 3.5%, with a LIBOR floor of 1.0%, or the Base Rate plus 2.5%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The facility amortizes: (1) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the New Term B Loan; and (2) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the loan agreement. Any remaining principal and interest is due at maturity.

We expect to use the New Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of preferred stock, dividends, investments and acquisitions. The New Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the New Credit Facility is secured by a lien on substantially all of our assets with limited exclusions (including our real property). Our parent, Entercom Communications Corp., and all of our subsidiaries, jointly and severally guaranteed the New Credit Facility. The assets securing the New Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The New Credit Facility has usual and customary covenants including, but not limited to, consolidated leverage ratios, consolidated interest coverage ratios, limitations on acquisitions, stock repurchases, additional borrowings, and dividends. Specifically, the New Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.0 times through December 31, 2017, which decreases over time to 4.5 times as of September 30, 2018 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.0 times (applicable only to the New Revolver).

As of September 30, 2016, we were in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. As of the refinancing, we were in compliance with all financial covenants then applicable and all other terms of the New Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the New Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance.

Failure to comply with our financial covenants or other terms of our New Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the New Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. The acceleration of our debt could have a material adverse effect on our business. We may seek from time to time to amend our New Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt.

The Credit Facility

On November 23, 2011, we entered into our prior credit agreement with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that matures on November 23, 2016; and (b) a $375 million Term B Loan that matures on November 23, 2018.

The undrawn amount of the Revolver was $39.3 million as of September 30, 2016.

The Term B Loan required mandatory prepayments equal to a percentage of Excess Cash Flow, which was defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio. The payment was due in the first quarter of each year for the prior year and was included under the current portion of long-term debt, net of any prepayments made through September 30, 2016. For purposes of presenting the September 30, 2016 financial statements, the estimate of the Excess Cash Flow reflects the amount due under the Credit Facility in the first quarter of 2017. Under the New Credit Facility, however, the first such Excess Cash Flow payment, if any, will be due in the first quarter of 2018.

As of September 30, 2016, we are in compliance with all financial covenants and all other terms of the New Credit Facility and Credit Facility in all material respects. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations. A default under our New Credit Facility or until such time as we redeem the indenture governing our Senior Notes, could cause a cross default in the other. Any event of default could have a material adverse effect on our business and financial condition.

The Senior Notes

In connection with the refinancing described above, on November 1, 2016, we issued a call notice and funded the redemption effective as of December 1, 2016 of our $220 million Senior Notes due December 1, 2019 and discharged of the Indenture governing the Senior Notes.

As background, simultaneously with entering into the Credit Facility on November 23, 2011, we issued the Senior Notes which mature on December 1, 2019 in the amount of $220.0 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

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

Perpetual Cumulative Convertible Preferred Stock

Upon closing on the Lincoln Acquisition, we issued Preferred that in the event of a liquidation, ranks senior to common stock in our capital structure. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid a $0.4 million dividend on our Preferred for the four quarterly periods commencing in October 2015 and $0.6 million in October 2016.

Operating Activities

Net cash flows provided by operating activities were $51.0 million and $42.8 million for the nine months ended September 30, 2016 and 2015, respectively. The cash flows from operating activities increased primarily due to the increase in net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange.

Investing Activities

Net cash flows provided by investing activities were $2.5 million for the nine months ended September 30, 2016 and net cash flows used in investing activities were $88.1 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, the cash provided by investing activities primarily reflects the proceeds of $7.1 million from the sale of several properties that were reflected under assets held for sale as of December 31, 2015, offset by additions to property and equipment of $4.3 million. For the nine months ended September 30, 2015, the cash used in investing activities primarily reflects the Lincoln acquisition of $81.7 million (net of issuance of the Preferred and working capital cash acquired from Lincoln) and additions to property and equipment of $6.0 million.

Financing Activities

Net cash flows used in financing activities were $52.7 million for the nine months ended September 30, 2016. Net cash flows provided by financing activities were $23.0 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, the cash flows used in financing activities primarily reflect the use of the Revolver of $22.0 million offset by the reduction of our net borrowings by $65.3 million and the payment of common stock dividends of $5.8 million. For the nine months ended September 30, 2015, the cash flows provided by financing activities primarily reflect the use of the Revolver of $42.0 million to fund a portion of the cash requirements necessary to complete the Lincoln Acquisition, offset by the reduction of our net borrowings of $17.3 million.

Dividends

During the second quarter of 2016, we commenced a quarterly $0.075 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our New Credit Facility.

A dividend on our Preferred of $0.4 million was paid in October 2015 and each of the subsequent three quarters. In October 2016, we paid a dividend on our Preferred of $0.6 million.

Income Taxes

During the nine months ended September 30, 2016, we paid $0.3 million in federal and state income taxes. The payment was primarily for a federal alternative minimum tax (“AMT”), which is a credit available to offset income tax liabilities in future years. We expect to continue to make an additional AMT payment in the subsequent quarter of approximately $0.1 million. We anticipate that it will not be necessary to make any other quarterly estimated federal or state income tax payments for the remainder of 2016 based upon available net operating loss carryovers, existing prepayments and expected quarterly income subject to tax.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2016 were $4.3 million. We anticipate that total capital expenditures in 2016 will be between $7 million and $7.5 million. Capital expenditures this year are estimated to be lower than anticipated primarily due to a delay in the move of studio facilities in several markets.

Contractual Obligations

As of September 30, 2016, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2016. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2016, we have recorded approximately $840 million in radio broadcasting licenses and goodwill, which represents 83% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

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

Goodwill Impairment Test

There were no events or circumstances since our second quarter of 2016 annual goodwill test that required us to test the carrying value of our goodwill.

We completed our annual goodwill impairment test during the second quarter of 2016 and the results indicated that there was no impairment as the fair value was greater than the carrying value.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the New Term B Loan and New Revolver).

As of the date of the refinancing, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (1) our New Term B Loan would increase $2.5 million on an annual basis as our New Term B Loan provides for a minimum LIBOR floor; and (2) our New Revolver would increase by $0.6 million, assuming our entire New Revolver was outstanding as of the refinancing.

As of September 30, 2016, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (1) our Term B Loan would increase $1.2 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.4 million, assuming our entire Revolver was outstanding as of September 30, 2016.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of September 30, 2016, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2016, we did not have any investments in money market instruments.

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

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2016:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2016 - July 31, 2016	249	$13.57	—	$—
August 1, 2016 - August 31, 2016	588	$14.61	—	$—
September 1, 2016 - September 30, 2016	—	$—	—	$—

Total	837		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2016, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 249 shares at an average price of $13.57 per share in July 2016; and 588 shares at an average price of $14.61 per share in August 2016. These shares are included in the table above.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

N/A

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016.
(5)	Filed herewith.
(6)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 8, 2016	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer (principal executive officer)

Date: November 8, 2016	/S/ Stephen F. Fisher
Name: Stephen F. Fisher
Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (3) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (4)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1)	Incorporated by reference to Exhibit 3.01 of our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.
(2)	Incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K as filed on February 21, 2008.
(3)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(4)	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016.
(5)	Filed herewith.
(6)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.