Form 10-K
period 2016-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2017-02-28
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 15, 2017, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $377,551,746 based on the June 30, 2016 closing price of $13.57 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 33,495,197 shares outstanding as of February 15, 2017

(Class A shares outstanding includes 1,981,453 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 7,197,532 shares outstanding as February 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

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

We are the fourth-largest radio broadcasting company in the United States with a portfolio of radio stations in 28 top markets across the country. We were organized in 1968 as a Pennsylvania corporation.

On February 2, 2017, we and our newly formed wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as our wholly owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make us a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 23 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by our shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to FCC ownership limitations. This transaction is expected to close during the second half of 2017.

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

Source Of Revenue

The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

Our stations are typically classified by their format, such as news, sports, talk, classic rock, urban, adult contemporary, alternative and country, among others. A station’s format enables it to target specific segments of listeners sharing certain demographics. Advertisers and stations use data published by audience measuring services to estimate how many people within particular geographical markets and demographics listen to specific stations. Our geographically and demographically diverse portfolio of radio stations allows us to deliver targeted messages to specific audiences for advertisers on a local, regional and national basis.

Competition

The radio broadcasting industry is highly competitive. Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media including: digital audio streaming, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.

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

The total number of stations authorized to operate in a local market may fluctuate from time to time, and the number of stations that can be owned by a single individual or entity in a given market can therefore vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under “grandfathering” policies, despite a decrease in the number of stations in the market. We are “grandfathered” with respect to one FM station in our Wilkes-Barre/Scranton market. To facilitate the consummation of the transactions contemplated by the CBS Radio Merger Agreement, we will need to sell this grandfathered station.

Ownership Rules. The FCC sets limits on the number of broadcast stations (including both radio and TV) an entity may permissibly own within a market, as well as limits on the common ownership of broadcast stations and newspapers. Same-market FCC numeric ownership limitations are based: (i) on markets as defined and rated by Nielsen Audio; and (ii) in areas outside of Nielsen Audio markets, on markets as determined by overlap of specified signal contours.

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

Alien Ownership Rules. The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the licensee’s capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of alien ownership. The FCC considers investment proposals from international companies or individuals on a case-by-case basis. In September 2016, the FCC announced that it was streamlining foreign ownership rules and procedures to provide for a standardized filing and review process.

License Renewal. Radio station licenses issued by the FCC are renewable ordinarily for an eight-year term. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. All of our licenses have been renewed and are current.

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

The FCC initiated an investigation in January 2007, related to a contest at one of our stations. In October 2016, the FCC designated for a hearing whether we operated this station in the public interest and whether such station’s license should be renewed. In February 2017, in order to facilitate the Merger, we permanently discontinued operation of our only station subject to a petition to deny, in order to cancel the license, dismiss its renewal application and terminate the renewal hearing.

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

Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than indecency rules – see discussion above) is currently $75,000.

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

Federal Antitrust Laws. The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting-period requirements before consummating the acquisition. The transaction contemplated by the CBS Radio Merger Agreement will be subject to review by the Federal Trade Commission and the Department of Justice. On February 7, 2017, we were advised that the Department of Justice has initiated an informal investigation regarding transactions contemplated by the CBS Radio Merger Agreement.

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

Employees

As of January 31, 2017, we had 1,683 full-time employees and 1,145 part-time employees. With respect to certain of our stations in our Kansas City and San Francisco markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists (known as SAG-AFTRA). Approximately 46 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

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

Our net revenues increased in 2016 as compared to the prior year primarily as a result of organic growth and acquisitions made during 2015. Excluding the net revenues from these new radio stations (net of any divestitures), net revenues increased in the low single digits for the year.

Our results of operations could be negatively impacted by economic fluctuations or by future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures can have an adverse effect on our net revenues, profit margins, cash flow, and liquidity.

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

We may be unable to effectively integrate our acquisitions, including the announced Merger with CBS Radio.

The integration of acquisitions involves numerous risks.

In particular, after consummation of the Merger with CBS Radio, Entercom will have significantly more sales, assets and employees than it did prior to the Merger. The integration process will require Entercom to expend significant capital and significantly expand the scope of its operations and financial systems Entercom’s management will be required to devote a significant amount of time and attention to the process of integrating the operations of the CBS Radio business. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the CBS Radio business while carrying on the ongoing operations of Entercom’s business;

•	managing a significantly larger company than before consummation of the Merger;

•	the possibility of faulty assumptions underlying Entercom’s expectations regarding the integration process;

•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

•	retaining existing customers and attracting new customers;

•	the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Merger;

•	integrating two separate business cultures, which may prove to be incompatible;

•	attracting and retaining the necessary personnel associated with the CBS Radio business following the Merger;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating information purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

There is no assurance that the CBS Radio business will be successfully or cost-effectively integrated into Entercom. The process of integrating the CBS Radio business into Entercom’s operations may cause an interruption of, or loss of momentum in, the activities of Entercom’s business after consummation of the Merger. If Entercom’s management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Entercom’s business could suffer and its liquidity, results of operations and financial condition may be materially adversely impacted.

All of the risks associated with the integration process could be exacerbated by the fact that Entercom may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate Entercom’s business after consummation of the Merger. If Entercom does not hire or retain employees with the requisite skills and knowledge to run Entercom after the transactions, it may have a material adverse effect on Entercom’s business.

Our businesses may be subject to uncertainties and other operating restrictions until completion of the Merger with CBS Radio.

In connection with the Merger, our business may experience disruptions as customers, suppliers, advertisers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Entercom or CBS Radio. Additionally, we have agreed to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Merger, which could adversely impact our financial condition, results of operations, or cash flows.

We may have difficulty attracting, motivating and retaining key employees during the pendency of the Merger with CBS Radio.

In connection with the pending Merger with CBS Radio, current and prospective employees of Entercom may experience uncertainty about their future roles with Entercom following the Merger, which may adversely affect the ability of Entercom to attract and retain key personnel while the Merger is pending. Key employees may depart because of the uncertainty or potential difficulty of integration or a desire not to remain with the combined company following the Merger.

Failure to complete the Merger with CBS Radio could adversely affect our business, results of operations or stock price, or prevent us from realizing anticipated benefits.

The pending Merger with CBS Radio remains subject to certain closing conditions. Entercom and CBS Radio may not receive the required consents, approvals and clearances to complete the Merger or satisfy the other conditions necessary to complete the Merger. In addition, Entercom and CBS Radio may each terminate the CBS Radio Merger Agreement under certain limited circumstances. If the pending Merger with CBS Radio is not completed or is delayed, our business and the market price of our common stock may be adversely affected for a variety of reasons.

The CBS Radio Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger, and in specified circumstances, could require us to pay CBS a termination fee.

Under the CBS Radio Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly facilitating, knowingly inducing or encouraging, or negotiating, discussing or furnishing non-public information with respect to, any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to an acquisition proposal pursuant to the terms of the CBS Radio Merger Agreement.

If the CBS Radio Merger Agreement is terminated in certain circumstances, we will be required to pay CBS a termination fee of $30 million.

The Merger with CBS Radio may not achieve its intended benefits.

Even if Entercom is able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies, that we anticipate to result from the Merger, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Merger may be offset by costs incurred or delays in integrating the companies. If Entercom fails to realize the benefits it anticipates from the acquisition, Entercom’s liquidity, results of operations or financial condition may be adversely affected.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

We operate in a highly competitive business. Our radio stations compete for audiences with advertising revenue as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could have a material adverse effect on our business and results of operations.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to compete with these new offerings. Competing technologies and services, some of which are commercial free, include: personal audio devices; national and local digital audio services; satellite-delivered digital radio services; content available over the Internet; HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized under the Local Community Radio Act of 2010.

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

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations may change over time, and we cannot be assured that changes would not have a material adverse effect on us. We are currently the subject of several pending investigations by the FCC.

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

For 2016, we generated over 50% of our net revenues in 8 of our 28 markets, which were Boston, Buffalo, Denver, Kansas City, Miami, Sacramento, San Francisco and Seattle. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could have a material adverse effect on our financial position and results of operations and cash flows.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

We have incurred impairment losses that resulted in the non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession and the most recent impairment loss was recorded in 2012. As of December 31, 2016, our broadcasting licenses and goodwill comprise 80% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.

We have significant obligations relating to our current operating leases.

As of December 31, 2016, we had future operating lease commitments of approximately $99.2 million that are disclosed in Note 20 in the accompanying notes to the audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is operating or capital. In February 2016, the accounting guidance was modified to require that all leases with a term of more than one year, covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. While we are currently reviewing the effects of this guidance, we believe that this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our station operating expense reflected on our consolidated statements of operations. This guidance is effective for us as of January 1, 2019.

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

We have substantial indebtedness. As of December 31, 2016, we have outstanding a senior secured credit facility (the “Credit Facility”) of $540 million that is comprised of: (a) $60 million revolving commitment (the “Revolver”); and (b) a $480 million term loan (the “Term B Loan”).

The significant amount of debt could have an adverse impact on us. For example, these obligations:

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

The undrawn amount of the Revolver was $59.3 million as of December 31, 2016. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2016, we would not be limited in these borrowings.

We may from time to time seek to amend our existing debt agreements or obtain funding or additional debt financing, which may result in higher interest rates.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

Our Credit Facility, which was entered into in November 2016, contains provisions which, under certain circumstances, limit our ability to borrow money; make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the debt under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries.

The Credit Facility requires us to maintain compliance with specific financial covenants which are defined terms within the agreement, including: (1) a maximum Consolidated Leverage Ratio that cannot exceed 5.0 times at December 31, 2016, and which decreases over time to 4.5 at March 31, 2019 and thereafter; and (2) a minimum Consolidated Interest Coverage Ratio of 2.0 times at all times.

Our ability to comply with these financial covenants can be affected by operating performance or other events beyond our control, and we cannot be assured that we will comply with these covenants. A default under our Credit Facility could have a material adverse effect on our business.

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

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Radio, LLC (“Radio”), our 100% owned finance subsidiary, is the borrower under our Credit Facility. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of Radio. Further, we guarantee Radio’s obligations under the Credit Facility. Radio’s subsidiaries are all full and unconditional guarantors jointly and severally under the Credit Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing Radio’s debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including the restricted payments covenants contained in our Credit Facility, would permit such dividends or distributions.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our debt, could correspondingly decrease. As of December 31, 2016, and assuming the Revolver was fully drawn, a 100 basis point increase in London Interbank Offered Rate (“LIBOR”) rates as of December 31, 2016 would result in a $4.3 million increase in annual interest expense on our debt (in this hypothetical assumption, a 100 basis point increase in LIBOR only partially impacted the interest on our Credit Facility’s Term B Loan as the LIBOR rate on our Term B Loan is subject to a 100 basis point minimum).

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

As of February 15, 2017, Joseph M. Field, our Chairman of the Board, beneficially owned 1,366,730 shares of our Class A common stock and 6,148,282 shares of our Class B common stock, representing approximately 61.2% of the total voting power of all of our outstanding common stock. As of February 15, 2017, David J. Field, our President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,337,974 shares of our Class A common stock and 749,250 shares of our outstanding Class B common stock, representing approximately 11.0% of the total voting power of all of our outstanding common stock. Collectively, Joseph M. Field and David J. Field and other members of the Field family beneficially own all of our outstanding Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

The Merger With CBS Radio Will Impact Your Equity Interests

Immediately after consummation of the Merger, approximately 72% of the shares of Entercom common stock are expected to be held by former holders of CBS Radio common stock on a fully diluted basis in the aggregate, and approximately 28% of the shares of Entercom common stock are expected to be held by pre-Merger holders of Entercom common stock on a fully diluted basis in the aggregate. The stock price may be volatile and there will be a change in control of our company.

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

Our perpetual cumulative convertible preferred stock could adversely affect the price of our Class A common stock.

Our Board of Directors has the authority to issue up to 25,000,000 shares of preferred stock. We have issued 11 shares of perpetual cumulative convertible preferred stock (“Preferred”) with a liquidation preference of $2.5 million per share. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of any additional preferred stock without any further vote or action by the shareholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

We have approximately $99.2 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

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

Broadcast Licenses

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $350,000 for a single incident, with a maximum fine of up to $3,300,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of our stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of our stations broadcast indecent programming. These investigations remain pending.

In connection with an administrative hearing, in early February we voluntarily cancelled one radio station license to facilitate certain regulatory approvals that are needed for the Merger.

Performance Fees

We incur fees from performing rights organizations (“PRO”) to license our public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee, of which we are a represented participant, (1) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that was effective January 1, 2017 for a five-year term; (2) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017; (3) is currently subject to arbitration proceedings with the Society of European Stage Authors and Composers to determine fair and reasonable fees that would be retroactive to January 1, 2016; and (4) filed in November 2016 a motion in the U.S. District Court in Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. In January 2017, we obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license.

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

	Price Range
	High	Low
Calendar Year 2016
Fourth Quarter	$16.45	$12.45
Third Quarter	$14.94	$12.65
Second Quarter	$13.93	$10.39
First Quarter	$12.09	$8.88

Calendar Year 2015
Fourth Quarter	$12.45	$9.75
Third Quarter	$11.99	$9.62
Second Quarter	$13.33	$11.00
First Quarter	$13.09	$11.16

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of February 15, 2017, there were approximately 243 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 2,726 beneficial owners of our Class A common stock. There are four shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value. There is one holder of our perpetual cumulative convertible preferred stock.

Dividends

Effective with the second quarter of 2016, our Board of Directors commenced an annual common stock dividend program of $0.30 per share, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and our Preferred.

A quarterly dividend on our Preferred of $0.4 million was paid in October 2015 and each of the subsequent three quarters. A quarterly dividend on our Preferred of $0.6 million was paid in October 2016 and January 2017.

For a summary of these restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 8 in the accompanying notes to the consolidated financial statements.

Repurchases Of Our Stock

The following table provides information on our repurchases during the quarter ended December 31, 2016:

Maximum
			Total	Approximate
			Number	Dollar
			Of Shares	Value Of
			Purchased	Shares That
	Total		As Part Of	May Yet Be
	Number	Average	Publicly	Purchased
	Of	Price	Announced	Under The
	Shares	Paid Per	Plans Or	Plans Or
Period (1)	Purchased	Share	Programs	Programs
October 1, 2016 - October 31, 2016	973	$14.00	—	$—
November 1, 2016 - November 30, 2016	1,215	$13.17	—	$—
December 1, 2016 - December 31, 2016	2,101	$15.60	—	$—

Total	4,289		—

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (1) 973 shares at an average price of $14.00 per share in October 2016; (2) 1,215 shares at an average price of $13.17 in November 2016; and (3) 2,101 shares at an average price of $15.60 per share in December 2016.

On July 16, 2015, we issued 11 shares of Series A Preferred Stock in connection with an acquisition. Each share of preferred stock had an initial conversion price of $14.35 (subject to typical anti-dilution adjustments, such as for common stock dividends) and a liquidation preference of $2,500,000 per share. We previously provided the information required by Item 702 of Regulation S-K in a Current Report on Form 8-K filed with the SEC on July 17, 2015.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2016
	(a)	(b)	(c )
Number Of
	Number Of	Weighted	Securities
	Shares To Be	Average	Remaining
	Issued Upon	Exercise	Available For
	Exercise Of	Price Of	Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation
	Warrants	Warrants	Plans (Excluding
Plan Category	And Rights	And Rights	Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	329,562	$1.91	1,410,351

Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	329,562		1,410,351

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board of Directors. The Board of Directors again elected to forego the January 1, 2017 increase. As of December 31, 2016: (i) the maximum number of shares authorized under the Plan was 10.3 million shares; and (ii) 1.4 million shares remain available for future grant under the Plan.

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

The following line graph compares the cumulative 5-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2011.

Cumulative Five-Year Return Index Of A $100 Investment

	12/11	12/12	12/13	12/14	12/15	12/16
Entercom Communications Corp.	100.00	113.50	170.89	197.72	182.60	252.95
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	91.99	254.56	139.61	23.91	27.42

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below, as of and for 2016 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2016, 2015 and 2014 and balance sheets as of December 31, 2016 and 2015 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2013 and 2012 and the balance sheets as of December 31, 2014, 2013 and 2012 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill, adoption of new accounting standards, and other significant events:

•	In November 2016, we commenced operations under a time brokerage agreement (“TBA”) for several radio stations in Charlotte, North Carolina.

•	In November 2016, we refinanced our outstanding senior credit facility and retired our Senior Notes outstanding. As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $10.9 million.

•	During 2016, we sold an AM station in Denver, Colorado, for $3.8 million and an AM station in Atlanta, Georgia for $0.9 million. These two sales generated gains of $0.3 million, and $0.2 million, respectively.

•	During 2016, we settled a legal claim with British Petroleum and recovered $2.3 million on a net basis after deducting certain related expenses. This amount was included in other income and expense.

•	In 2015, we acquired multiple radio stations, net of certain dispositions. Related to these transactions, we incurred: (1) merger and acquisition costs of $4.0 million in 2015 and $1.0 million in 2014; and (2) restructuring charges of $2.8 million in 2015 from the restructuring of operations;

•	In 2012 we acquired one radio station;

•	In 2012, we incurred an impairment loss of $22.3 million in connection with our review of goodwill and broadcasting licenses;

•	In the fourth quarters of 2012 and 2013, we modified our debt which decreased our borrowing rate. In addition, we incurred new deferred financing fees as part of the modifications that were higher than the previous deferred financing fees.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Net revenues	$460,245	$411,378	$379,789	$377,618	$388,924

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	318,744	287,711	259,184	252,596	252,934
Depreciation and amortization	9,793	8,419	7,794	8,545	10,839
Corporate G & A expenses, including non-cash compensation expense	33,328	26,479	26,572	24,381	25,874
Impairment loss	254	—	—	850	22,307
Merger and acquisition costs and restructuring charges	708	6,836	1,042	—	—
Other expenses related to financing	565	—	—	—	—
Net time brokerage agreement fees (income)	417	(1,285)	—	—	238
Net (gain) loss on sale of assets	(1,621)	(2,364)	(379)	(1,321)	138

Total operating expenses	362,188	325,796	294,213	285,051	312,330

Operating income (loss)	98,057	85,582	85,576	92,567	76,594
Other (income) expense:
Net interest expense	36,639	37,961	38,821	44,232	53,446
Other income	(2,299)	—	—	(165)	(118)
(Gain) loss on early extinguishment of debt	10,858	—	—	—	747
Net loss on investments	—	—	21	—	123
Net (gain) loss on derivative instruments	—	—	—	—	(1,346)

Total other expense	45,198	37,961	38,842	44,067	52,852

Income (loss) before income taxes (benefit)	52,859	47,621	46,734	48,500	23,742
Income taxes (benefit)	14,794	18,437	19,911	22,476	12,474

Net income (loss) attributable to Company	38,065	29,184	26,823	26,024	11,268
Preferred stock dividend	1,901	752	—	—	—

Net income (loss) attributable to common shareholders	$36,164	$28,432	$26,823	$26,024	$11,268

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data (continued):
Net income (loss) attributable to common shareholders per share - basic:	$0.94	$0.75	$0.71	$0.70	$0.31

Net income (loss) attributable to common shareholders per share - diluted:	$0.91	$0.73	$0.69	$0.68	$0.30

Weighted average shares - basic	38,500	38,084	37,763	37,418	36,906

Weighted average shares - diluted	39,568	39,038	38,664	38,301	37,810

Cash Flows Data:
Cash flows related to:
Operating activities	$72,030	$64,790	$65,296	$63,349	$69,702

Investing activities	$495	$(91,744)	$(7,055)	$(4,583)	$(29,359)

Financing activities	$(34,851)	$4,583	$(38,932)	$(55,458)	$(35,045)

Other Data:
Common stock dividends declared and paid	$8,666	$—	$—	$—	$—

Cash dividends declared per common share	$0.225	$—	$—	$—	$—

Perpetual cumulative convertible preferred stock dividends declared and paid	$1,788	$413	$—	$—	$—

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents - including cash of VIE	$46,843	$9,169	$31,540	$12,231	$8,923
Total assets	1,076,233	1,022,108	926,615	912,688	920,358
Senior secured debt and other, including current portion	480,087	268,750	262,000	299,500	352,592
Senior unsecured notes, senior subordinated notes and other	—	218,269	217,929	217,624	229,959
Deferred tax liabilities and other long-term liabilities	119,759	109,251	89,904	70,519	41,455
Perpetual cumulative convertible preferred stock (mezzanine)	27,732	27,619	—	—	—
Total shareholders’ equity	393,374	361,450	329,021	298,393	269,494

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the fourth-largest radio broadcasting company in the United States with a portfolio of radio stations in 28 top markets across the country.

On February 2, 2017, we and Merger Sub entered into the CBS Radio Merger Agreement with CBS and CBS Radio, pursuant to which Merger Sub will merge with and into CBS Radio with CBS Radio surviving as our wholly owned subsidiary. The Merger, is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make us a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 23 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by our shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to FCC ownership limitations. This transaction is expected to close during the second half of 2017.

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

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms, which allow for enhanced audience interaction and participation, and integrated local digital marketing solutions and station events. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

In 2016, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent advertising sales representative. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. We generated the balance of our 2016 revenues principally from network compensation, non-spot revenue, event marketing, e-commerce and integrated local digital marketing solutions.

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

Our most significant station operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2016 as compared to the prior year and a discussion of 2015 as compared to the prior year.

Results Of Operations

The year 2016 as compared to the year 2015

The following significant factors affected our results of operations for 2016 as compared to the prior year:

Business Combinations

On November 1, 2016, we commenced operations of three radio stations in Charlotte, North Carolina under a TBA with a trust, which increased our net revenues, station operating expenses and TBA expense. These radio stations were placed in trust by Beasley Broadcast Group, Inc. (“Beasley”).

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

On November 24, 2015, we completed a transaction with Bonneville International Corporation (“Bonneville”) to exchange certain radio stations in Denver for a radio station in Los Angeles, California (the “Bonneville Exchange”) plus additional consideration. Pursuant to a TBA, on July 17, 2015, we commenced operations of a radio station in Los Angeles. That same day, Bonneville commenced operations of certain of our Denver radio stations.

On a combined basis, the 2015 transactions resulted in an increase in 2016 to our net revenues and station operating expenses, depreciation and amortization expense and interest expense and a decrease in 2016 to our TBA income. In addition, we recognized a gain of $1.5 million in 2015 on the disposition of a radio station.

We incurred merger and acquisition costs of $4.0 million in 2015 primarily related to the Lincoln Acquisition and the Bonneville Exchange.

We incurred restructuring charges of $2.8 million in 2015 primarily as a result of the restructuring of operations for the Lincoln Acquisition. These costs included a workforce reduction charge, the recognition of duplicative contractual obligations and the abandonment of excess studio space in one of the acquired markets.

Other

On November 1, 2016, we entered into a $540 million Credit Facility and used the proceeds to: (1) refinance our outstanding senior credit facility (the “Former Credit Facility”) that was comprised of: (a) a term loan component (“Former Term B Loan”) with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption of the $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”) and discharge the indenture (the “Indenture”) governing the Senior Notes that is effective December 1, 2016; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing.

As a result of the refinancing activity described above, we recorded a loss on extinguishment of debt of $10.9 million, related refinancing expenses of $0.6 million, and new deferred financing costs of $8.0 million. The loss on extinguishment of debt was included in other income.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill. This amount was included in other income and expense.

	YEARS ENDED DECEMBER 31,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$460.2	$411.4	12%

OPERATING EXPENSE:
Station operating expenses	318.7	287.7	11%
Depreciation and amortization expense	9.8	8.4	17%
Corporate general and administrative expenses	33.3	26.5	26%
Impairment loss	0.3	—	0%
Merger and acquisition costs and restructuring charges	0.7	6.8	(90%)
Other expenses related to financing	0.6	—	0%
Other operating (income) expenses	(1.2)	(3.6)	67%

Total operating expense	362.2	325.8	11%

OPERATING INCOME (LOSS)	98.0	85.6	14%

NET INTEREST EXPENSE	36.6	38.0	(4%)
OTHER (INCOME) EXPENSE	8.6	—	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52.8	47.6	11%

INCOME TAXES (BENEFIT)	14.8	18.4	(20%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	38.1	29.2	30%
Preferred stock dividend	(1.9)	(0.8)	(138%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36.2	$28.4	27%

Net Revenues

Net revenues increased across most of our markets. For our core stations, which exclude the new stations acquired/disposed of through the Lincoln Acquisition and Bonneville Exchange, net revenues were up in the low-single digits. Comparing our performance for the new stations to the prior owners’ performance, net revenues were up in the high single digits. Net revenues from the new stations together with our core stations contributed to overall double digit growth over prior year results.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations located in the Denver and San Francisco markets.

Excluding the benefit of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the New Orleans and Portland markets.

Station Operating Expenses

For our core stations, station operating expenses increased in the low single digits. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the mid-single digits. Station operating expenses from the new stations together with our core stations contributed to the reported overall expense increase over prior year results, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Depreciation And Amortization Expense

Depreciation and amortization expense increased in 2016 primarily due to the acquisition in 2015 of assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (1) a $1.0 million bonus incurred in the second quarter in connection with a new employment agreement for our Chief Executive Officer; (2) an increase in non-cash equity compensation expense of $0.9 million; (3) an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (4) investment in corporate marketing capabilities and staff.

Operating Income

Operating income this year benefited from: (1) an increase in net revenues, net of station operating expenses, to reflect a full year of operations of the Lincoln Acquisition and the Bonneville Exchange as these stations were only included in operations for a portion of the year in 2015; (2) an increase in net revenues, net of station operating expenses and TBA fees, for the commencement of operations in Charlotte, North Carolina of three radio stations under a TBA that was effective November 1, 2016; and (3) a net reduction in merger and acquisition costs and restructuring charges of $6.1 million.

Interest Expense

Net interest expense was down $1.4 million for the year as average outstanding debt upon which interest is computed, declined slightly as compared to the prior year.

There would have been a further decrease in interest expense, however, we incurred interest expense on $220 million in debt outstanding under both the Senior Notes and the Term B Loan for the month of November. Assuming LIBOR is flat, we expect interest expense to decrease in future periods as a result of the decrease in future outstanding debt upon which interest is computed and the elimination of our Senior Notes as a result of the refinancing.

The weighted average variable interest rate as of December 31, 2016 and 2015 was 4.5% and 4.1%, respectively.

Income Before Income Taxes

The increase was largely attributable to: (1) improved results of operations; (2) a decrease of $6.1 million in merger and acquisition costs and restructuring charges; and (3) a $2.3 million settlement (net of certain expenses) with British Petroleum as a result of the Deepwater Horizon Oil Spill in the Gulf of Mexico. These increases were partially offset by a $10.9 million loss on extinguishment of debt incurred in connection with our refinancing of our Credit Facility and redemption of the Senior Notes.

Income Taxes

The effective income tax rate was 28.0% for 2016, which was impacted by: (1) discrete income tax benefits from the reversal of valuation allowances against net operating losses for certain single member states due to changes in future estimated income; (2) the reversal of partial valuation allowances in certain single member states as a result of internal restructuring; and (3) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes.

The effective income tax rate was 38.7% for 2015, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate had been trending down as expenses not deductible for tax purposes decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes. Effective with the Lincoln Acquisition and the Bonneville Exchange, the estimated annual income tax rate increased due to the impact of acquisitions on our state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

Estimated Income Tax Rate For 2017

We estimate that our 2017 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40%. We anticipate that our rate in 2017 could be affected primarily by: (1) changes in the level of income in any of our taxing jurisdictions; (2) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (3) the effect of recording changes in our liabilities for uncertain tax positions; (4) taxes in certain states that are dependent on factors other than taxable income; (5) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (6) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (i) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (ii) regulatory changes in certain states in which we operate; (iii) changes in the expected outcome of tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; and (v) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.

Net Deferred Tax Liabilities

As of December 31, 2016 and 2015, our total net deferred tax liabilities were $92.9 million and $78.2 million, respectively. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income Available To The Company

The change in net income available to the Company was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes.

Results Of Operations

The year 2015 as compared to the year 2014

The following significant factors affected our results of operations for 2015 as compared to the prior year:

Business Combinations

On July 16, 2015, we closed on the Lincoln Acquisition for $77.5 million in cash and $27.5 million in newly issued Preferred for radio stations serving the Atlanta, Denver, Miami and San Diego markets.

Under the Bonneville Exchange, on July 17, 2015, we commenced operations of a radio station in Los Angeles and that same day, Bonneville commenced operations of certain of our Denver radio stations. On November 24, 2015, we completed the Bonneville Exchange.

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

	YEARS ENDED DECEMBER 31,
	2015	2014	% Change
	(dollars in millions)
NET REVENUES	$411.4	$379.8	8%

OPERATING EXPENSE:
Station operating expenses	287.7	259.2	11%
Depreciation and amortization expense	8.4	7.8	8%
Corporate general and administrative expenses	26.5	25.6	4%
Merger and acquisition costs and restructuring charges	6.8	1.0	nmf
Other operating (income) expenses	(3.6)	(0.4)	nmf

Total operating expense	325.8	294.2	11%

OPERATING INCOME (LOSS)	85.6	85.6	0%

NET INTEREST EXPENSE	38.0	38.8	(2%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	47.6	46.8	2%

INCOME TAXES (BENEFIT)	18.4	20.0	(8%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	29.2	26.8	9%
Preferred stock dividend	(0.8)	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$28.4	$26.8	6%

Net Revenues

The increase in net revenues for 2015 was primarily attributable to the net revenues from the Lincoln Acquisition and Bonneville Exchange. Excluding the net revenues from these new radio stations and the divested station, net revenues were up in the low single digits. Also, the prior year benefited from the influx of political advertising.

Excluding the benefit of the net revenues associated with the new stations, net revenues increased the most for our stations in the Boston and Kansas City markets, offset by revenue decreases for our stations located in the Denver market (includes the impact of a station we exchanged with Bonneville) and the New Orleans market.

Station Operating Expenses

The increase in station operating expenses for 2015 was primarily attributable to the Lincoln Acquisition and the Bonneville Exchange. Excluding the station operating expenses from these new radio stations and the divested station, station operating expenses were up in the low single digits primarily due to a correlating increase in the variable expenses associated with the increase in net revenues which was also in the low single digits. Station operating expenses also increased for 2015 due to the continuing investment and development within our markets of digital product offerings.

Depreciation And Amortization Expense

Depreciation and amortization expense increased in 2015 primarily due to the acquisition of assets included in the Lincoln Acquisition.

Corporate General And Administrative Expenses

Corporate general and administrative expenses were essentially flat for 2015.

Operating Income

Operating income was essentially flat for 2015. Operating income in 2015 benefited from: (1) an increase in net revenues, net of station operating expenses, of $3.1 million, that included the operation of the new stations and the disposition of one station; and (2) an increase in gains on the sale or disposal of assets of $2.0 million primarily related to the one station that was disposed to Bonneville. This increase was offset primarily due to an increase in 2015 of merger and acquisition costs and restructuring charges of $5.8 million related to the acquisition and integration of the new stations.

Interest Expense

The decrease in interest expense for 2015 was primarily due to the lower outstanding debt upon which interest is computed for at least half of the year, offset by the increase in interest expense on the borrowing of $42.0 million under the revolving credit facility needed to partially fund closing on the Lincoln Acquisition as our variable interest rates remained flat for most of the year.

The weighted average variable interest rate as of December 31, 2015 and 2014 was 4.1% and 4.0%, respectively.

Income Before Income Taxes

The increase for 2015 was largely attributable to the $0.9 million decrease in interest expense as operating income was essentially flat.

Income Taxes

The effective income tax rate was 38.7% for 2015, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes. Effective with the Lincoln Acquisition and the Bonneville Exchange, the estimated annual income tax rate increased due to the impact of acquisitions on our state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

The effective income tax rate was 42.6% for 2014, which was higher than expected due to an adjustment for expenses that are not deductible for tax purposes and net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. During this period, we received a discrete tax benefit from legislatively reduced income tax rates in certain states.

Net Income Available To The Company

The net change in net income available to us for 2015, was primarily attributable to the reasons described above under Income Before Income Taxes and Income Taxes.

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2016. We may be required to retest prior to our next annual evaluation, which could result in an impairment. As of December 31, 2016, no interim impairment test was required for our broadcasting licenses and goodwill.

Liquidity And Capital Resources

Liquidity

On November 1, 2016, we entered into a $540 million Credit Facility with a syndicate of lenders and used the proceeds to: (1) refinance the Former Credit Facility; (2) fund the redemption of our Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing.

The Credit Facility is comprised of a $60 million Revolver and a $480 million Term B Loan. As of December 31, 2016, we had $480.0 million outstanding under the Term B Loan component and no amount was outstanding under the Revolver component. In addition, we had $0.7 million in outstanding letters of credit. As of December 31, 2016, we had $46.8 million in cash and cash equivalents.

Over the past several years, we have used a significant portion of our cash flow to reduce our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver. As of December 31, 2016, we have sufficient cash balances to complete the Beasley acquisition without borrowing under the Revolver. For the year ended December 31, 2016, we decreased our outstanding net debt by $8.7 million.

We may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders, and to make acquisitions. We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We could also use our capital resources to repurchase the Preferred from time to time.

The Refinancing

The Credit Facility

On November 1, 2016, we and our wholly owned subsidiary, Radio, entered into a $540 million Credit Facility with a syndicate of lenders and used the proceeds to: (1) refinance our Former Credit Facility that was comprised of: (a) a Former Term B Loan with $223.0 million outstanding at the date of the refinancing; and (b) a Former Revolver with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption effective December 1, 2016 of the Senior Notes and discharged the Indenture governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. In the fourth quarter of 2016, we recorded a loss on extinguishment of debt of $10.9 related to the refinancing. We recorded new deferred financing costs of $8.0 million and incurred third party costs of $0.6 million as a result of the refinancing activities.

The $60 million Revolver has a maturity date of November 1, 2021 and provides for interest based upon the prime rate or the LIBOR rate plus a margin. The margin may increase or decrease based upon our Consolidated Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 3.5% or the prime rate plus 2.5%. In addition, the Revolver requires the payment of a commitment fee of 0.5% per annum for the unused amount.

The $480 million Term B Loan has a maturity date of November 1, 2023 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 3.5%, with a LIBOR floor of 1.0%, or the Base Rate plus 2.5%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The facility amortizes: (1) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B Loan; and (2) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the loan agreement. The first such Excess Cash Flow payment, if any, will be due in the first quarter of 2018. Any remaining principal and interest is due at maturity.

We expect to use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of preferred stock, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets with limited exclusions (including our real property). Our parent, Entercom Communications Corp., and all of our subsidiaries jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, consolidated leverage ratios, consolidated interest coverage ratios, limitations on acquisitions, stock repurchases, additional borrowings, and dividends. Specifically, the Credit Facility requires us to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.0 times through December 31, 2017, which decreases over time to 4.5 times as of September 30, 2018 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.0 times.

As of December 31, 2016, our Consolidated Leverage Ratio was 3.7 times and our Consolidated Interest Coverage Ratio was 5.1 times.

As of December 31, 2016, we were in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

Failure to comply with our financial covenants or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. The acceleration of our debt could have a material adverse effect on our business. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt.

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

The Former Credit Facility

On November 23, 2011, we entered into the Former Credit Facility with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) the $50 million Former Revolver that was set to mature on November 23, 2016; and (b) the $375 million Former Term B Loan that was set to mature on November 23, 2018.

The Former Term B Loan required mandatory prepayments equal to a percentage of Excess Cash Flow, which was defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio.

In December 2015, we reduced the total Former Revolver capacity from $50 million to $40 million.

Senior Notes

In connection with the refinancing described above, on November 1, 2016, we issued a call notice to redeem our Senior Notes with an effective date of December 1, 2016. We incurred interest in November 2016 on both the Senior Notes and the Credit Facility as we placed funds in escrow from November 1, 2016 until the redemption date. On November 1, 2016, we deposited the following funds in escrow to satisfy our obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (1) $220 million to redeem the Senior Notes in full; (2) $11.6 million for accrued and unpaid interest through December 1, 2016; and (3) $5.8 million for a call premium for the early retirement of the Senior notes. As a result of the refinancing, we recorded a $10.1 million loss on extinguishment of debt that included the call premium, unamortized deferred financing expense and the original issue discount.

As background, simultaneously with entering into the Former Credit Facility on November 23, 2011, we issued the Senior Notes in the amount of $220.0 million. Interest on the Senior Notes was payable semi-annually in arrears on June 1 and December 1 of each year.

In addition to the parent, Entercom Communications Corp., all of our existing subsidiaries (other than Radio, which is a finance subsidiary and was the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes.

Perpetual Cumulative Convertible Preferred Stock

Upon closing on the Lincoln Acquisition, we issued $27.5 of Preferred that in the event of a liquidation, ranks senior to common stock in our capital structure. The liquidation preference of the preferred stock rank senior to liquidation payments to our common shareholders. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%.

Debt Repurchases

We may from time to time seek to repurchase and retire our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Operating Activities

Net cash flows provided by operating activities were $72.0 million and $64.8 million for 2016 and 2015, respectively. The cash flows from operating activities increased primarily due to the increase in net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange as the current year benefited from a full year of operating these radio stations. This increase was offset by a net increase in working capital requirements of $12.1 million primarily related to the increase in operating income.

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

Investing Activities

For 2016, net cash flows provided by investing activities were $0.5 million, which primarily reflected the proceeds from the sales of various assets in Kansas City, land in Miami, and the sale of two AM radio stations, which were partially offset by additions to property and equipment of $7.3 million. For 2015, net cash flows used in investing activities were $91.7 million, which primarily reflected the purchase of radio station assets of $83.6 million (excluding the issuance of the Preferred and cash acquired from Lincoln). For 2014, net cash flows used in investing activities were $7.1 million, which primarily reflected the additions to property and equipment of $8.4 million.

Financing Activities

For 2016, net cash flows used in financing activities were $34.9 million, which primarily reflect the proceeds under our Credit Facility, offset by the retirement of our Former Credit Facility and our Senior Notes. For 2015, net cash flows provided by financing activities primarily reflect the use of the Former Revolver of $58.0 million of which $42.0 million was used to fund a portion of the cash requirements necessary to complete the Lincoln Acquisition. This was offset by the reduction of our net borrowings of $51.3 million. For 2014, the cash flows used in financing activities primarily reflected the net repayment of debt of $37.5 million.

Income Taxes

During 2016, 2015 and 2014, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which are primarily intangible assets such as broadcasting licenses and goodwill. For 2016, we estimate that we will have income subject to tax in the mid-single digit millions before the utilization of net operating loss carryforwards (“NOLs”). In addition, for 2016, we paid $0.2 million in Alternative Minimum Tax (“AMT”). The AMT is available to be carried forward indefinitely to be used as a credit to offset future income tax liabilities.

For 2017, we anticipate that we will continue to utilize federal and state NOLs to offset income subject to tax. This should significantly reduce our obligation to make quarterly estimated federal and most state income tax payments. Our obligation to pay in quarterly AMT should continue.

Dividends

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility.

A quarterly dividend on our Preferred of $0.4 million was paid in October 2015 and each of the subsequent three quarters. A quarterly dividend on our Preferred of $0.6 million was paid in October 2016 and January 2017.

See Liquidity under Part II, Item 7, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” and Note 8 in the accompanying notes to the consolidated financial statements.

Share Repurchase Programs

We do not currently have any share repurchase programs authorized. Any share repurchase program is subject to the approval of our Board of Directors. Such approval would be dependent on many factors, including but not limited to, market conditions and restrictions under our Credit Facility. New share repurchase programs could be commenced at any time without prior notice.

Capital Expenditures

Capital expenditures for 2016, 2015 and 2014 were $7.3 million, $7.0 million and $8.4 million, respectively. We anticipate that capital expenditures in 2017 will be between $14.0 million and $16.0 million. Capital expenditures are anticipated to be significantly higher in 2017 due to the expected relocation, consolidation and improvement of studio facilities in several of our larger markets. These expected expenditures do not consider any cash we may receive from the sale of existing owned studio facilities and cash available from landlords for tenant improvement allowances.

Credit Rating Agencies

On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our debt in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2016:

	Payments Due By Period
					More Than
		Less Than	1 To 3	3 To 5	5
Contractual Obligations:	Total	1 Year	Years	Years	Years
Long-term debt obligations (1)	$621,148	$26,335	$52,030	$51,156	$491,627
Operating lease obligations (2)	99,179	18,462	29,605	19,188	31,924
Purchase obligations (3)	212,556	95,549	63,980	30,027	23,000
Other long-term liabilities (4)	119,759	837	2,692	2,616	113,614

Total	$1,052,642	$141,183	$148,307	$102,987	$660,165

(1)	The total amount reflected in the above table includes principal and interest. Our Credit Facility had outstanding debt in the amount of $480.0 million under our Term B Loan and none outstanding under our Revolver as of December 31, 2016. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.

(2)	The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses. The minimum lease payments do not include common area maintenance, variable real estate taxes insurance and other costs for which the Company may be obligated as most of these payments are primarily variable rather than fixed.
(3)	We have purchase obligations of $186.5 million including contracts primarily for on-air personalities and other key personnel, ratings services, sports programming rights, software and equipment maintenance and certain other operating contracts. In addition to the above, we have $26.1 million in liabilities related to: (i) an obligation to purchase four radio stations in Charlotte, North Carolina for $24.0 million; (ii) construction obligations of $1.4 million; and (ii) our obligation related to $0.7 million in letters of credit.
(4)	Included within total other long-term liabilities of $119.8 million are deferred income tax liabilities of $92.9 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 14, Income Taxes, in the accompanying notes to the consolidated financial statements for a discussion of deferred tax liabilities, including liabilities for unrecognized tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2016 and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

For the trust assets in Charlotte, North Carolina, operated by us during the period of the TBA and which were acquired by us in January 2017, we consolidated the trust’s assets and liabilities as of December 31, 2016 as we are the primary beneficiary of the Charlotte Trust. As the primary beneficiary, we will absorb the majority of the profits and losses from the operation of the trust’s assets during the period of the TBA.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2016. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Market Capitalization

As of December 31, 2016 and 2015, our total equity market capitalization was $622.8 million and $445.6 million, respectively, which was $229.4 million and $84.1 million higher, respectively, than our book equity value on those dates. As of December 31, 2016 and 2015, our stock price was $15.30 per share and $11.23 per share, respectively.

Intangibles

As of December 31, 2016, approximately 80% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.

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

In 2016, our tax rate was 28.0%, which was lower than expected due to discrete items for: (1) tax benefits associated with legislative changes in certain single member states; and (2) a reduction in our valuation allowances against net operating losses in certain single member states as a result of internal restructuring. The income tax rate in 2015 of 38.7% was lower due to certain discrete tax benefits and the income tax rate in 2014 of 42.6% was higher primarily due to a tax benefit shortfall associated with share-based awards.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% increase in our estimated tax rate as of December 31, 2016 would be an increase in income tax expense of $0.5 million and a decrease in net income available to common shareholders of $0.5 million (net income available to common shareholders per basic and diluted share of $0.01) for 2016.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2016, we have recorded approximately $856 million in radio broadcasting licenses and goodwill, which represents 80% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses and goodwill was in 2012.

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

The following table reflects the estimates and assumptions used in the second quarter of 2016 as compared to the second quarter of 2015, the date of the most recent prior impairment test:

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2016 for 24 units of accounting (24 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Our newest market, Charlotte, North Carolina, is excluded from this table, however, certain of the same assumptions were used in the valuation of the assets that are included as a variable interest entity (“VIE”) in our balance sheet as of December 31, 2016. Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of December 31, 2016 Based Upon The Valuation As Of June 30, 2016 Percentage Range By Which Fair Value Exceeds The Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	7	4	2	11
Carrying value (in thousands)	$360,697	$173,273	$48,539	$223,000

Broadcasting Licenses Valuation At Risk

The second quarter 2016 impairment test of our broadcasting licenses indicated that there were 11 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 11 units of accounting have a carrying value of $534.0 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 23 separate reporting units. In determining the reporting units to evaluate, we excluded: (1) four reporting units that had no goodwill; and (2) one reporting unit recorded as a VIE as of December 31, 2016, however, certain of the same assumptions were used in determining the fair value of these assets.

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

The following table reflects certain key estimates and assumptions applied to each of our markets that were used in the second quarter of 2016, and in the second quarter of 2015, the date of the most recent prior impairment test:

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of December 31, 2016 for 23 reporting units that were tested for goodwill impairment under step one during the second quarter of 2016. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of December 31, 2016 Based Upon The Valuation As Of June 30, 2016 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of reporting units	4	2	1	16
Enterprise carrying value (in thousands)	$296,670	$104,674	$9,142	$440,468
Goodwill carrying value (in thousands)	$4,519	$6,402	$203	$21,594

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

Sensitivity Analysis (1)
	Results Of Long-Term Revenue Growth Rate Decrease	Results Of Operating Performance Cash Flow Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$28,411	$3,727	$63,609

Goodwill (2)
Incremental goodwill impairment	$13,161	$1,252	$30,687

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this annual report on Form 10-K for 2016. Note 2 to the consolidated financial statements included with Form 10-K contains several other policies, including policies governing the timing of revenue and expense recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2016, see the new accounting standards under Note 2 to the accompanying notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver). Due to our recent refinancing in November 2016, we eliminated our fixed rate debt by retiring our Senior Notes. This resulted in a substantial increase to the amount of our variable rate debt as we used proceeds from our Credit Facility to retire the Senior Notes.

If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2016, our interest expense on: (1) our Term B Loan would increase $3.7 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor of 1%; and (2) our Revolver would increase by $0.6 million, assuming our entire Revolver was outstanding as of December 31, 2016. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2017 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed and we expect our average interest rate will be lower due to the retirement of our Senior Notes. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our debt and could increase our exposure to variable rate debt.

As of December 31, 2016, there were no interest rate hedging transactions outstanding.

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

Evaluation Of Controls And Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that: (1) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our President/Chief Executive Officer and Executive Vice President/Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

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

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(b)	Exhibits

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (3)

3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (4) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5)

4.02	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (4) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated April 22, 2016, between Entercom Communications Corp. and David J. Field. (6)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (7)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (8)

10.04	Amended and Restated Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (9) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (10)

10.06	Employment Agreement, dated May 5, 2015, between Entercom Communications Corp. and Louise Kramer. (9) (Originally filed as Exhibit 10.06)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (11)

10.08	Amended and Restated Entercom Equity Compensation Plan. (12)

10.09	Entercom Annual Incentive Plan. (13)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (14)

23.01	Consent of PricewaterhouseCoopers LLP. (14)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(5)	Incorporated by reference to Exhibit 4.01 to our Current report on Form 8-K filed on November 2, 2016.
(6)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(7)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(8)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(9)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 26, 2016.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(11)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on February 19, 2015.
(12)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 20, 2014.
(13)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 16, 2012.
(14)	Filed herewith.
(15)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Entercom Communications Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Entercom Communications Corp and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2017

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31, 2016	DECEMBER 31, 2015
ASSETS:
Cash	$46,843	$9,169
Accounts receivable, net of allowance for doubtful accounts	92,172	87,157
Prepaid expenses, deposits and other	7,670	6,220
Prepaid and refundable federal and state income taxes	—	55
Deferred tax assets	—	3,464

Total current assets	146,685	106,065
Net property and equipment	63,375	57,993
Radio broadcasting licenses	823,195	807,381
Goodwill	32,718	32,629
Assets held for sale	—	6,106
Deferred charges and other assets, net of accumulated amortization	10,260	5,471

TOTAL ASSETS	$1,076,233	$1,015,645

LIABILITIES:
Accounts payable	$481	$73
Accrued expenses	18,857	16,772
Other current liabilities	19,603	19,924
Non-controlling interest - variable interest entity	23,959	—
Long-term debt, current portion	4,817	31,832

Total current liabilities	67,717	68,601

Long-term debt, net of current portion	467,651	448,724
Deferred tax liabilities	92,898	81,643
Other long-term liabilities	26,861	27,608

Total long-term liabilities	587,410	557,975

Total liabilities	655,127	626,576

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,732	27,619

SHAREHOLDERS’ EQUITY:
Preferred stock; authorized 25,000,000 shares; issued and outstanding 11 in 2016 and 2015	—	—
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 33,510,184 in 2016 and 32,480,551 in 2015	335	325
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 7,197,532 in 2016 and 2015	72	72
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	605,603	611,754
Accumulated deficit	(212,636)	(250,701)

Total shareholders’ equity	393,374	361,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,076,233	$1,015,645

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
NET REVENUES	$460,245	$411,378	$379,789

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	318,744	287,711	259,184
Depreciation and amortization expense	9,793	8,419	7,794
Corporate general and administrative expenses, including non-cash compensation expense	33,328	26,479	26,572
Impairment loss	254	—	—
Merger and acquisition costs and restructuring charges	708	6,836	1,042
Other expenses related to financing	565	—	—
Net time brokerage agreement (income) fees	417	(1,285)	—
Net (gain) loss on sale or disposal of assets	(1,621)	(2,364)	(379)

Total operating expense	362,188	325,796	294,213

OPERATING INCOME (LOSS)	98,057	85,582	85,576

NET INTEREST EXPENSE	36,639	37,961	38,821

Net (gain) loss on extinguishment of debt	10,858	—	—
Net (gain) loss on investments	—	—	21
Net recovery of a claim	(2,299)	—	—

OTHER (INCOME) EXPENSE	8,559	—	21

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52,859	47,621	46,734
INCOME TAXES (BENEFIT)	14,794	18,437	19,911

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	38,065	29,184	26,823
Preferred stock dividend	(1,901)	(752)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36,164	$28,432	$26,823

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.94	$0.75	$0.71

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.91	$0.73	$0.69

WEIGHTED AVERAGE SHARES:
Basic	38,500,495	38,083,947	37,763,353

Diluted	39,568,062	39,037,623	38,664,066

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$298,393
Net income (loss) available to the Company	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$393,374

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$38,065	$29,184	$26,823

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,793	8,419	7,794
Amortization of deferred financing costs (including original issue discount)	2,897	3,203	4,165
Net deferred taxes (benefit) and other	14,688	18,322	19,811
Provision for bad debts	1,330	1,553	1,004
Net (gain) loss on sale or disposal of assets	(1,621)	(2,364)	(379)
Non-cash stock-based compensation expense	6,539	5,524	5,232
Net (gain) loss on investments	—	—	21
Deferred rent	138	1,017	807
Unearned revenue - long-term	—	(10)	(33)
Net loss on extinguishment of debt	10,858	—	—
Deferred compensation	1,683	584	1,291
Impairment loss	254	—	—
Accretion expense, net of asset retirement obligation adjustments	27	13	(11)
Changes in assets and liabilities (net of effects of acquisitions, dispositions, and consolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(4,202)	(4,027)	565
Prepaid expenses and deposits	(1,368)	642	(1,586)
Accounts payable and accrued liabilities	(739)	700	1,633
Accrued interest expense	40	769	(132)
Accrued liabilities - long-term	(1,894)	146	(1,311)
Prepaid expenses - long-term	(4,458)	1,115	(398)

Net cash provided by (used in) operating activities	72,030	64,790	65,296

INVESTING ACTIVITIES:
Additions to property and equipment	(7,336)	(7,043)	(8,408)
Proceeds from sale of property, equipment, intangibles and other assets	7,974	427	2,153
Purchases of radio station assets	(92)	(83,553)	—
Additions to intangible assets	(353)	(1,575)	(800)
Purchases of investments	—	(9)	—
Proceeds from investments and capital projects	—	9	—
Cash acquired through consolidation of a VIE	302	—	—

Net cash provided by (used in) investing activities	495	(91,744)	(7,055)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	480,000	—	—
Borrowing under the revolving senior debt	24,500	58,000	15,500
Proceeds from the capital lease obligations and other	102	—	—
Payments of long-term debt	(293,266)	(51,250)	(53,000)
Payment of call premium and other fees	(5,977)	—	—
Retirement of senior subordinated notes	(220,000)	—	—
Payment for debt issuance costs related to the Credit Facility	(8,038)	—	—
Proceeds from issuance of employee stock plan	379	—	—
Payment of fees associated with the issuance of preferred stock	—	(220)	—
Proceeds from the exercise of stock options	265	35	82
Purchase of vested employee restricted stock units	(2,268)	(1,562)	(1,514)
Payment of dividends on common stock	(8,666)	—	—
Payment of dividend equivalents on vested restricted stock units	(94)	(7)	—
Payment of dividends on preferred stock	(1,788)	(413)	—

Net cash provided by (used in) financing activities	(34,851)	4,583	(38,932)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,674	(22,371)	19,309
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,169	31,540	12,231

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,843	$9,169	$31,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,568	$34,822	$35,593

Income taxes	$381	$81	$79

Dividends on common stock	$8,666	$—	$—

Dividends on preferred stock	$1,788	$413	$—

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Nature Of Business – Entercom Communications Corp. (the “Company”) is the fourth-largest radio broadcasting company in the United States with a portfolio of radio stations in 28 top markets across the country.

On February 2, 2017, the Company and our newly formed wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly-owned subsidiary CBS Radio, Inc. (“CBS Radio”). Pursuant to the CBS Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as the Company’s wholly-owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make the Company a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 23 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by the Company’s shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to FCC ownership limitations. This transaction is expected to close during the second half of 2017.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) in connection with a pending acquisition or disposition of radio stations and the requirement to consolidate or deconsolidate a VIE may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2016, there is one VIE requiring consolidation in these financial statements. See Note 20 for further discussion on VIEs requiring consolidation.

Reportable Segment - The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 28 operating segments. These operating segments are aggregated to create one reportable segment.

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

The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (1) income (loss) from continuing operations; (2) income (loss) from discontinued operations; (3) other comprehensive income (loss); (4) the cumulative effects of accounting changes; and (5) other charges or credits recorded directly to shareholders’ equity. See Note 14 for a further discussion of income taxes.

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

Depreciation expense for property and equipment, which includes amounts from the VIE, is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Depreciation expense	$8,689	$7,419	$6,748

As of December 31, 2016, the Company had capital expenditure commitments outstanding of $1.4 million.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2016	2015
Land, land easements and land improvements	—	15	$18,546	$16,764
Buildings	20	40	22,698	22,711
Equipment	3	40	112,362	108,399
Furniture and fixtures	5	10	11,129	10,868
Capital leases	*	*	44	—
Leasehold improvements	*	*	23,017	23,119

			187,796	181,861
Accumulated depreciation			(128,322)	(124,870)

			59,474	56,991
Capital improvements in progress			3,901	1,002

Net property and equipment			$63,375	$57,993

*	Shorter of economic life or lease term

Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 4 for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.

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

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2016	2015
		(amounts in thousands)
Current	Other current liabilities	$298	$306

Concentration Of Credit Risk – The Company’s revenues and accounts receivable relate primarily to the sale of advertising within its radio stations’ broadcast areas. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The balance in the Company’s allowance for doubtful accounts is based on the Company’s historical collections, the age of the receivables, specific customer information, and current economic conditions. Delinquent accounts are written off if collections efforts have been unsuccessful and the likelihood of recovery is considered remote.

Debt Issuance Costs And Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. See Note 8 for further discussion for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations. During the year ended December 31, 2016, the Company refinanced its outstanding Credit Facility that included retiring its $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”). In connection with this refinancing, the unamortized original issue discount associated with the Senior Notes was written off and included in the statement of operations under loss on extinguishment of debt.

Extinguishment Of Debt –The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement. On November 1, 2016, the Company refinanced certain of its outstanding debt. A portion of the outstanding debt was accounted for as an extinguishment. See Note 8 for a discussion of the Company’s long-term debt. In addition, refer to the recent accounting pronouncements section of this note, Debt Issuance Costs, for a change in the balance sheet presentation of debt issuance costs effective January 1, 2016.

Corporate General And Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. TBA fees or income are recorded as a separate line item in our consolidated statement of operations.

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

The following table presents the changes in asset retirement obligations:

	Asset Retirement Obligations
	December 31,
	2016	2015
	(amounts in thousands)
Beginning Balance	$569	$541
Additions	453	15
Settlements	(14)	—
Revision of estimate	(2)	—
Accretions	38	13

Ending Balance	$1,044	$569

Asset retirement obligations - short term	$610	$105
Asset retirement obligations - long term	434	464

Total asset retirement obligations	$1,044	$569

Accrued Compensation – Certain types of employee compensation, which amounts are included in the balance sheets under other current liabilities, are paid in subsequent periods. See Note 6 for amounts reflected in the balance sheets.

Cash And Cash Equivalents – Cash consists primarily of amounts held on deposit with financial institutions. The Company’s cash deposits with banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. At times, the cash balances held by the Company in financial institutions may exceed these insured limits. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in high credit quality financial institutions. The Company has not experienced any losses in such accounts. From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, the Company had no cash equivalents on hand.

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

The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses that are defined increases and not escalations that depend on variable indices. The minimum lease payments do not include common area maintenance, variable real estate taxes, insurance and other costs for which the Company may be obligated as most of these payments are primarily variable rather than fixed.

See Note 20, Contingencies and Commitments, for a discussion of the Company’s leases. In addition, refer to the recent accounting pronouncements section of this note, Leasing Transactions, for a change in the Company’s reporting requirements as of January 1, 2019.

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 13.

Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2016 and 2015, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

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

Recognition Of Insurance Claims and Other Recoveries – The Company recognizes insurance recoveries and other claims when all contingencies have been satisfied. During 2016, the Company recovered $2.3 million related to a legal claim. This amount was recorded on a net basis after deducting certain related expenses. For further discussion, see Note 20.

Sports Programming Costs – Sports programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis. Prepaid expenses which are not directly allocable to any one particular season are amortized on a straight-line basis over the life of the agreement.

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

Definition of a Business

In January 2017, the accounting guidance was amended to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018 under a prospective application method. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes assets that meet the definition of a business under the amended guidance.

Goodwill Impairment

In January 2017, the accounting guidance was amended to simplify the accounting for goodwill impairment by removing the second step of the goodwill impairment test. The guidance is effective for the Company as of January 1, 2020. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was simplified. The guidance is effective for the Company as of January 1, 2018 under a retrospective application method. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Simplification

In March 2016, the accounting guidance for stock-based compensation was modified to reflect in the income statement the income tax effects of awards when stock-based awards vest. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. This guidance is effective for the Company as of January 1, 2017. The company believes that: (1) the Company may recognize future income tax benefits that were previously not allowed to be recognized; and (2) the Company may increase the shares withheld upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. The impact of this guidance will not be material to the Company’s financial position, results of operations or cash flows.

Leasing Transactions

In February 2016, the accounting guidance was modified to require that all leases with a term of more than one year covering leased assets such as real estate, broadcasting towers and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. This includes leases with short-term options to cancel by the lessee unless it is highly likely that the Company would exercise the option to cancel.

While the Company is currently reviewing the effects of this guidance, the Company believes that this would result in: (1) an increase in the assets and liabilities reflected on the Company’s consolidated balance sheets; and (2) an increase in the Company’s interest expense and depreciation and amortization expense and a decrease to the Company’s station operating expense reflected on its consolidated statements of operations. New disclosures are also required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for the Company as of January 1, 2019.

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. Along with these modifications, most industry-specific revenue guidance was eliminated, including a current broadcasting exemption for reporting revenue from network barter programming. The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures, including significant judgments and changes in judgments.

The Company expects to adopt the new guidance effective on January 1, 2018, by applying the modified retrospective method at the date of the initial application by recording the cumulative effect on retained earnings as of the date of adoption.

The Company has made progress toward completing its evaluation of the impact of the guidance to all of the Company’s revenue streams and expects to complete the contract evaluations during 2017, including an evaluation of the impact on its business processes, controls and systems.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to its accounting for network barter programming.

Balance Sheet Classification Of Deferred Taxes

In November 2015, the accounting guidance for balance sheet classification of deferred taxes was modified to present deferred taxes for each jurisdiction as noncurrent on the balance sheet. Previously, deferred taxes were presented for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. This guidance is effective for the Company as of January 1, 2017, although early adoption is permitted. The Company elected to early adopt this standard on a prospective basis as of October 1, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been retroactively adjusted.

Business Combinations

In September 2015, the accounting guidance for business combinations was modified to reflect measurement period adjustments to be recorded prospectively rather than retroactively to the assets and liabilities initially recorded under purchase price accounting. This guidance, which was effective as of January 1, 2016, did not have a material impact on the Company’s financial position and results of operations, but could have an impact in a future period when an adjustment is recorded for a previously reported business combination. There should be no material impact to the Company’s cash flows.

Fees Paid In A Cloud Computing Arrangement

In April 2015, the accounting guidance was revised to identify when a cloud computing service includes a software license that is to be capitalized and treated consistently with the acquisition of other software licenses. The adoption of this accounting guidance, which was effective as of January 1, 2016, did not have any material effect on the Company’s results of operations, cash flows or financial condition.

Debt Issuance Costs

In April 2015, the accounting guidance was amended to modify the presentation of debt issuance costs on the balance sheet by requiring that all costs, including incremental third-party costs, be reflected as an offset to the associated debt liability rather than as a deferred charge. This guidance was subsequently modified in August 2015 to allow the existing presentation to continue for line-of-credit arrangements. The impact of this guidance, which was effective on January 1, 2016, was to reclassify debt issuance costs (other than those for line-of-credit arrangements)

from other assets to the respective long-term debt liability for balance sheet presentation purposes only and had no impact on the Company’s results of operations, cash flows or financial position. In addition, certain reclassifications were recorded to the prior year’s balance sheet to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.

Consolidation

In February 2015, the accounting guidance for consolidation was amended which revises the analysis of and reduces the need to consolidate certain entities. This accounting guidance, which was effective on January 1, 2016, did not have any material effect on the Company’s results of operations, cash flows or financial position.

Extraordinary Items

In January 2015, the accounting guidance was updated to eliminate the concept of an extraordinary item and the requirement to consider whether an underlying event or transaction is extraordinary. If an item is considered extraordinary, it is presented in the income statement net of tax, after income from continuing operations. Eliminating the concept of extraordinary removes the uncertainty for the preparer as to whether the item had been treated properly. The Company will apply this guidance prospectively to all applicable transactions. This guidance, which was effective on January 1, 2016, did not have any material effect on the Company’s results of operations, cash flows, or financial position.

Derivatives And Hedging

In November 2014, the accounting guidance was updated for determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This update does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current accounting guidance should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The adoption of this accounting guidance, which was effective on January 1, 2016, did not have any material effect on the Company’s results of operations, cash flows or financial position.

Stock-Based Performance Awards

In June 2014, the accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. The adoption of this accounting guidance, which was effective on January 1, 2016, did not have any material effect on the Company’s results of operations, cash flows or financial position.

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

The accounts receivable balances and reserve for doubtful accounts, which includes amounts from the VIE, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2016	2015
	(amounts in thousands)
Accounts receivable	$94,309	$89,291
Allowance for doubtful accounts	(2,137)	(2,134)

Accounts receivable, net of allowance for doubtful accounts	$92,172	$87,157

See the table in Note 6 for accounts receivable credits outstanding as of the periods indicated.

The following table, which includes amounts from the VIE, presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
		Additions
	Balance At	Charged To	Deductions	Balance At
	Beginning	Costs And	From	End Of
Year Ended	Of Year	Expenses	Reserves	Year
	(amounts in thousands)
December 31, 2016	$2,134	$1,330	$(1,327)	$2,137
December 31, 2015	2,449	1,553	(1,868)	2,134
December 31, 2014	2,413	1,004	(968)	2,449

4.	INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in broadcasting licenses primarily as a result of the acquisitions and disposition of radio stations:

	Broadcasting Licenses
	Carrying Amount
	December 31,	December 31,
	2016	2015
	(amounts in thousands)
Beginning of period balance as of January 1,	$807,381	$718,992
Consolidation of a VIE	15,738	—
Acquisition of radio stations	—	79,209
Acquisition of a radio station through an exchange of assets	—	53,057
Acquisitions - other	112	100
Assets held for sale	—	(1,397)
Disposition of radio stations previously reflected as held for sale	(36)	(32,979)
Disposition of a radio station previously reflected as deconsolidated subsidiary	—	(9,601)

Ending period balance	$823,195	$807,381

The following table presents the changes in goodwill primarily as a result of the acquisition and disposition of radio stations:

	Goodwill Carrying Amount
	December 31,	December 31,
	2016	2015
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$158,244	$164,465
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	32,629	38,850
Loss on impairment during year	—	—
Acquisition of radio stations	—	5,866
Acquisition of radio stations through an exchange	—	266
Adjustment to acquired goodwill associated with an assumed fair value liability	92	(1,364)
Disposition of radio stations previously reflected as assets held for sale	(3)	(10,230)
Disposition of a radio station previously reflected as a deconsolidated subsidiary	—	(759)

Ending period balance	$32,718	$32,629

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test in 2016 included the four new markets added during the second half of 2015. For the new market added during the fourth quarter of 2016, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

	Estimates And Assumptions
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
	2016	2015	2014	2013
Discount rate	9.5%	9.7%	9.6%	9.8%
Operating profit margin ranges expected for average stations in the markets where the Company operates	14% to 40%	25% to 40%	25% to 40%	25% to 41%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%

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

During the second quarter in each of the years 2016, 2015, and 2014, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill. For the one new market added during the fourth quarter of 2016, similar valuation techniques that are used in the testing process were applied to the valuation of goodwill under purchase price accounting. See Note 20 for further discussion.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

	Estimates And Assumptions
	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter
	2016	2015	2014	2013
Discount rate	9.5%	9.7%	9.6%	9.8%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.5% to 2.0%	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x

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

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2016, 2015 and 2014, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 5 for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the amount of amortization expense for definite-lived assets; and (3) the Company’s estimate of amortization expense for definite-lived assets in future periods.

5.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, including definite-lived intangible assets and amounts from the VIE, consist of the following:

	Deferred Charges And Other Assets
	December 31,
	2016			2015
							Period Of
	Asset	Reserve	Net	Asset	Reserve	Net	Amortization
	(amounts in thousands)
Deferred contracts and other agreements	$1,788	$1,491	$297	$1,788	$1,442	$346	Term of contract
Leasehold premium	448	169	279	735	426	309	Less than 1 year
Other definitive-lived assets	861	844	17	861	836	25	3 years

Total definite-lived intangibles	3,097	2,504	593	3,384	2,704	680
Debt issuance costs	1,810	741	1,069	16,691	16,457	234	Term of debt
Prepaid assets - long-term	6,361	—	6,361	2,233	—	2,233
Software costs and other	7,288	5,051	2,237	6,367	4,043	2,324

	$18,556	$8,296	$10,260	$28,675	$23,204	$5,471

The following table presents the various categories of amortization expense, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	Deferred Charges And Other Assets
	For The Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Definite-lived assets	$81	$150	$147
Deferred financing expense	2,585	2,863	3,860
Software costs	1,023	850	899

Total	$3,689	$3,863	$4,906

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
			Definite-Lived
	Total	Other	Assets
	(amounts in thousands)
Years ending December 31,
2017	$834	$757	$77
2018	671	597	74
2019	322	251	71
2020	292	221	71
2021	253	184	69
Thereafter	232	1	231

Total	$2,604	$2,011	$593

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2016	2015
	(amounts in thousands)
Accrued compensation	$8,059	$8,865
Accounts receivable credits	3,571	3,575
Advertiser obligations	1,102	1,198
Accrued interest payable	3,587	3,547
Other	3,284	2,739

Total other current liabilities	$19,603	$19,924

7.	OTHER LONG-TERM LIABILITIES

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

The following table reflects deferred rent liabilities included under other long-term liabilities:

	Deferred Rent Liabilities
	December 31,
	2016	2015
	(amounts in thousands)
Deferred rent liabilities	$6,275	$6,137

8.	LONG-TERM DEBT

(A) Senior Debt

Refinancing

On November 1, 2016, the Company and its wholly owned subsidiary, Entercom Radio LLC, (“Radio”) entered into a $540 million credit agreement (the “Credit Facility”) with a syndicate of lenders and used the proceeds to: (1) refinance its senior secured credit facility (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan”) with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption effective December 1, 2016 of the Senior Notes and discharged the indenture (the “Indenture”) governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. In the fourth quarter of 2016, the Company wrote off $3.5 million of unamortized deferred financing costs and recorded a loss on the extinguishment of debt of $10.9 million. The loss included the write off deferred financing expense, the call premium on the Senior Notes and the write off of the original issue discount on the Senior Notes.

The Credit Facility is comprised of a revolving credit facility and a term B loan.

The $60 million revolving credit facility (the “Revolver”) has a maturity date of November 1, 2021 and provides for interest based upon the prime rate or the European London Interbank Offered Rate (“LIBOR”) plus a margin. The margin may increase or decrease based upon the Company’s Consolidated Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 3.5% or the prime rate plus 2.5%. In addition, the Revolver requires the payment of a commitment fee of 0.5% per annum on the unused amount. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $59.3 million as of December 31, 2016.

The $480 million term B loan (the “Term B Loan”) has a maturity date of November 1, 2023 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 3.5%, with a LIBOR floor of 1.0%, or the Base Rate plus 2.5%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Funds Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%. The facility amortizes: (1) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B Loan; and (2) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the loan agreement.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The Excess Cash Flow payment due will be included under the current portion of long-term debt, net of any prepayments made.

The Company expects to use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchases of Class A common stock, repurchases of preferred stock, dividends, investments and acquisitions. The Credit Facility is secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of the Company’s assets with limited exclusions (including the Company’s real property). The Company’s parent, Entercom Communications Corp., and all of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, consolidated leverage ratios, consolidated interest coverage ratios, limitations on acquisitions, stock repurchases, additional borrowings, and dividends. Specifically, the Credit Facility requires the Company to comply with certain financial covenants which are defined terms within the agreement, including:

•	a maximum Consolidated Leverage Ratio that cannot exceed 5.0 times through December 31, 2017, which decreases over time to 4.5 times as of September 30, 2018 and thereafter; and

•	a minimum Consolidated Interest Coverage Ratio of 2.0 times.

As of December 31, 2016, the Company’s Consolidated Leverage Ratio was 3.7 times and the Consolidated Interest Coverage Ratio was 5.1 times.

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

Management believes that over the next 12 months the Company can continue to maintain compliance with its financial covenants. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of December 31, 2016, the Company is in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations.

Management believes that cash on hand and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The Company cannot determine if and when a new revolving credit line would be entered into to replace the Revolver when it expires on November 1, 2021 as market conditions may impact the timing and the Company’s performance may impact the pricing.

For accounting purposes, a portion of the Former Credit Facility was treated as a debt extinguishment and a portion was treated as a debt modification. As a result of the refinancing, unamortized deferred financing costs were adjusted during the fourth quarter of 2016 as follows: (1) a portion of the Former Term B Loan’s unamortized deferred financing costs of $0.5 million were written off as a net loss on extinguishment of debt; (2) the Former Revolver’s unamortized deferred financing costs of $0.1 million were written off as a net loss on extinguishment of debt; and (3) a portion of the Former Term B Loan’s unamortized deferred financing costs of $1.0 million were deferred (to be amortized under the effective interest rate method over the term of the Term B Loan). In addition, we recorded new deferred financing costs of: (i) $6.9 million for the Term B Loan that will be amortized under the effective interest rate method over the term; and (ii) $1.1 million for the Revolver that will be amortized under the straight-line method over the term.

Lender fees and third party fees incurred as a result of the refinancing which were expensed during the fourth quarter of 2016 were as follows: (1) the amount of lender fees allocable to the extinguished portion of the Former Term B Loan of $0.2 million, which were written off as a net loss on extinguishment of debt; and (2) the amount of third party fees allocable to the modified portion of the Term B Loan of $0.6 million.

Long-term debt was comprised of the following as of December 31, 2016:

	Long-Term Debt
	December 31,
	2016	2015
	(amounts in thousands)
Credit Facility
Revolver, due November 1, 2021	$—	$—
Term B Loan, due November 1, 2023	480,000	—

	480,000	—

Former Credit Facility
Revolver, due November 23, 2016	—	26,000
Term B Loan, due November 23, 2018	—	242,750

	—	268,750

Senior Notes
10.5% senior unsecured notes, due December 1, 2019	—	220,000
Unamortized original issue discount	—	(1,731)

	—	218,269

Other Debt
Capital lease and other	87	—

Total debt before deferred financing costs	480,087	487,019
Current amount of long-term debt	(4,817)	(31,832)
Deferred financing costs (excludes the revolving credit)	(7,619)	(6,463)

Total long-term debt, net of current debt	$467,651	$448,724

Outstanding standby letters of credit	$670	$670

Financial statements of the subsidiaries are not included in accordance with Rule 3-10 of Regulation S-X as: (1) Entercom Communications Corp., after excluding all subsidiaries (the “Parent Company”), has no independent assets or operations; (2) Radio is a 100% owned finance subsidiary of the Parent Company; (3) the Parent Company has guaranteed the Credit Facility; (4) all of the Parent Company’s direct and indirect subsidiaries other than Radio have guaranteed the Credit Facility; (5) all of the guarantees are full and unconditional (subject to the customary automatic release provisions); and (6) all of the guarantees are joint and several.

Radio, which is a wholly owned subsidiary of the Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Radio is the borrower under the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Credit Facility, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 21 for financial statements of the Parent Company.

The Former Credit Facility

On November 23, 2011, the Company entered into its prior credit agreement with a syndicate of lenders for a $425 million Credit Facility that was initially comprised of: (a) a $50 million Former Revolver (reduced to $40 million in December 2015) that was due to mature on November 23, 2016; and (b) a $375 million Former Term B Loan that was due to mature on November 23, 2018. This Former Credit Facility was paid in full on November 1, 2016.

The Former Credit Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly owned subsidiaries. In addition, the Former Credit Facility was secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property).

The Former Term B Loan required mandatory prepayments equal to a percentage of Excess Cash Flow, which was defined within the agreement and was subject to incremental step-downs depending on the Consolidated Leverage Ratio. The payment was due in the first quarter of each year for the prior year and was included under the current portion of long-term debt, net of any prepayments made through December 31, 2016. For purposes of presenting the prior year financial statements, the estimate of the Excess Cash Flow reflects the amounts due under the Former Credit Facility in the first quarter of 2016.

(B) Senior Unsecured Debt

The Senior Notes

In connection with the refinancing described above, on November 1, 2016, the Company issued a call notice to redeem its Senior Notes with an effective date of December 1, 2016. The Company incurred interest in November 2016 on both the Senior Notes and the Credit Facility as the Company placed funds in escrow from November 1, 2016, until the redemption date. On November 1, 2016, the Company deposited the following funds in escrow to satisfy its obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (1) $220 million to redeem the Senior Notes in full; (2) $11.6 million for accrued and unpaid interest through December 1, 2016; and (3) $5.8 million for a call premium for the early retirement of the Senior Notes. As a result of the refinancing, the Company recorded a $10.1 million loss on extinguishment of debt that included the call premium, unamortized deferred financing expense and the original issue discount.

As background, on November 23, 2011, the Company issued $220.0 million of 10.5% unsecured Senior Notes. The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts are amortized over the term under the effective interest rate method. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year.

The Senior Notes were unsecured and ranked: (1) senior in right of payment to the Company’s future subordinated debt; (2) equally in right of payment with all of the Company’s existing and future senior debt; (3) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Credit Facility), to the extent of the value of the collateral securing such debt; and (4) structurally subordinated to all of the liabilities of the Company’s subsidiaries that did not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Interest expense	$33,799	$34,764	$34,656
Amortization of deferred financing costs	2,585	2,863	3,860
Amortization of original issue discount of senior notes	312	340	305
Interest income and other investment income	(57)	(6)	—

Total net interest expense	$36,639	$37,961	$38,821

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (1) 4.5% as of December 31, 2016; and (2) 4.1% as of December 31, 2015.

(D) Interest Rate Transactions

As of December 31, 2016 and 2015, there were no derivative interest rate transactions outstanding.

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

(E) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B Loan	Revolver	Other	Total
	(amounts in thousands)
Years ending December 31:
2017	$4,800	$—	$17	$4,817
2018	4,800	—	18	4,818
2019	4,800	—	21	4,821
2020	4,800	—	23	4,823
2021	4,800	—	8	4,808
Thereafter	456,000	—	—	456,000

Total	$480,000	$—	$87	$480,087

(F) Outstanding Letters Of Credit

The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 20.

(G) Guarantor and Non-Guarantor Financial Information

As of December 31, 2016, Entercom Communications Corp. and each direct and indirect subsidiary of Radio is a guarantor of Radio’s obligations under the Credit Facility. Separate condensed consolidating financial information is not included as Entercom Communications Corp. does not have independent assets or operations, Radio is a 100% owned finance subsidiary of Entercom Communications Corp., and all guarantees by Entercom Communications Corp. and its guarantor subsidiaries are full, unconditional (subject to the customary automatic release provisions), joint and several under its Credit Facility.

Under the Credit Facility, Radio is permitted to make distributions to Entercom Communications Corp. in amounts as defined, which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries.

9.	PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK

In connection with an acquisition on July 16, 2015 as described in Note 18, Business Combinations, the Company issued perpetual cumulative convertible preferred stock (“Preferred”) that in the event of a liquidation, ranks senior to common stock as to liquidation preference. The payment of the liquidation preference of the Preferred will take preference over any liquidation payments to the Company’s common shareholders. The Preferred is convertible by the holder into a fixed number of 1.9 million shares, as adjusted as of December 31, 2016, at a price of $14.35, subject to customary anti-dilution provisions after a three-year waiting period. At certain times (including during the first three years after issuance), the Company can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred at December 31, 2016 is 8% and increases over time to 12%. Due to the legal obligation to pay cumulative dividends as a liquidation preference, the dividends are accrued as they are earned instead of when they are declared.

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

The Company incurred issuance costs, which are recorded as a reduction of the Preferred. The following table reflects the Preferred shares authorized, issued and outstanding:

	December 31,
	2016	2015
	(amounts in thousands, except shares)
Perpetual cumulative convertible preferred stock $0.01 par value
Shares issued and outstanding	11	11

Aggregate liquidation preference	$27,500	$27,500
Less stock issuance costs	(220)	(220)
Plus accrued dividend as of the end of period	452	339

Net carrying value	$27,732	$27,619

10.	SHAREHOLDERS’ EQUITY

Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates and trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

In connection with the Merger, upon consummation thereof, certain members of the Field family have agreed to convert, or cause to be converted, an aggregate of 3,152,333 shares of Class B common stock to Class A common stock in accordance with the provisions for voluntary conversion of Class B common stock pursuant to Section 10(e)(i) of the Company’s Articles of Incorporation.

Dividends

During the second quarter of 2016, the Company’s Board of Directors commenced an annual $0.30 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Preferred.

The Company paid dividends of $0.4 million on its Preferred in each of the first three quarters of 2016. The Company paid dividends of $0.6 million on its Preferred in both October 2016 and in January 2017.

Under the Credit Facility, the Company has an initial amount of $60 million available for dividends, share repurchases, investments and debt repurchases, which can be used when its Consolidated Leverage Ratio is less than or equal to the maximum permitted at the time. The amount available can increase over time based upon the Company’s financial performance and used when its Consolidated Leverage Ratio is less than or equal to the maximum Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.

The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2016:

Equity Type	Payment Date	Dividends Per Share	Aggregate Payment Amount
Common stock	June 15, 2016	$0.075	$2,885,838
	September 15, 2016	$0.075	$2,886,179
	December 15, 2016	$0.075	$2,891,608

Preferred	October 16, 2015	$37,500.00	$412,500
	January 16, 2016	$37,500.00	$412,500
	April 16, 2016	$37,500.00	$412,500
	July 16, 2016	$37,500.00	$412,500
	October 16, 2016	$50,000.00	$550,000

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	December 31,
	Location	2016	2015
		(amounts in thousands)
Short-term	Other current liabilities	$260	$—
Long-term	Other long-term liabilities	348	210

Total		$608	$210

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

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Shares of stock deemed repurchased	232	132	142

Amount recorded as financing activity	$2,268	$1,562	$1,514

Employee Stock Purchase Plan

The Company adopted the Entercom 2016 Employee Stock Purchase Plan (the “ESPP”) during the second quarter of 2016 that commenced with the third quarter of 2016. The ESPP allows participants to purchase the Company’s stock equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Number of shares purchased	32	—	—

Non-cash compensation expense recognized	$67	$—	$—

11.	NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if the RSUs with service conditions were fully vested (using the treasury stock method); (2) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (3) if the RSUs with service and market conditions were considered contingently issuable; (4) if the RSUs with service and performance conditions were considered contingently issuable; and (5) if the perpetual cumulative convertible preferred stock was converted (using the as if converted method). The Company considered whether the options to purchase Class A common stock in connection with the ESPP were potentially dilutive and concluded there are no dilutive shares as all options are automatically exercised at the balance sheet date.

The Company considered the allocation of undistributed net income for multiple classes of common stock and determined that it was appropriate to allocate undistributed net income between the Company’s Class A and Class B common stock on an equal basis. For purposes of making this determination, the Company’s charter provides that the holders of Class A and Class B common stock have equal rights and privileges except with respect to voting on most other matters where Class B shares voted by Joseph Field or David Field have a 10 to 1 super vote.

The following tables present the computations of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2016	2015	2014
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$38,065	$29,184	$26,823
Preferred stock dividends	1,901	752	—

Net income (loss) available to common shareholders	$36,164	$28,432	$26,823

Denominator
Basic weighted average shares outstanding	38,500,495	38,083,947	37,763,353

Basic net income (loss) per share available to common shareholders	$0.94	$0.75	$0.71

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$38,065	$29,184	$26,823
Preferred stock dividends	1,901	752	—

Net income (loss) available to common shareholders	$36,164	$28,432	$26,823

Denominator
Basic weighted average shares outstanding	38,500,495	38,083,947	37,763,353
Effect of RSUs and options under the treasury stock method	1,067,567	953,976	900,713

Diluted weighted average shares outstanding	39,568,062	39,037,923	38,664,066

Diluted net income (loss) per share available to common shareholders	$0.91	$0.73	$0.69

Disclosure Of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	—	14	30

Price range of options excluded: from	$—	$11.24	$10.11

Price range of options excluded: to	$—	$11.78	$33.90

RSUs with service conditions	—	8	1

Excluded RSUs with service and market conditions as market conditions not met	267	165	193

Excluded RSUs with service and performance conditions until performance criteria is probable	—	29	11

Excluded preferred stock as anti-dilutive under the as if method	1,943	882	—

12.	DEFERRED GAINS

In connection with the sale of certain of the Company’s broadcasting towers in 2013, the Company continues to rent antenna space on these towers from the buyer. The sale of the towers was recorded as a sale and leaseback transaction for book purposes with most of the gain amortized on a straight-line basis over the 16.5 year life of the leases. All of the leases were accounted for as operating leases. The yearly gain of $0.6 million is included in the statement of operations under net (gain) loss on sale or disposal of assets.

Minimum rental commitments at December 31, 2016 for these non-cancellable leases are included within the operating lease commitment table under Note 20.

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The Board of Directors elected to again forego the January 1, 2016 and January 1, 2017 increase in the shares available for grant. As of December 31, 2016, the shares available for grant were 1.4 million shares.

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

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	December 31,
	Period Ended	Units	Price	Term (Years)	2016
RSUs outstanding as of:	December 31, 2015	1,590,417
RSUs awarded		1,122,585
RSUs released		(611,383)
RSUs forfeited		(26,825)

RSUs outstanding as of:	December 31, 2016	2,074,794	$—	1.5	$31,744,348

RSUs vested and expected to vest as of:	December 31, 2016	1,926,132	$—	1.5	$28,721,961

RSUs exercisable (vested and deferred) as of:	December 31, 2016	48,880	$—	—	$747,864

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense, net of estimated forfeitures		$10,822,456

The following table presents additional information on RSU activity:

	Years Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share)
RSUs issued	1,123	$10,381	796	$9,045	685	$5,754
RSUs forfeited - service based	(27)	(280)	(58)	(709)	(47)	(727)

Net RSUs issued and increase (decrease) to paid-in capital	1,096	$10,101	738	$8,336	638	$5,027

Weighted average grant date fair value per share	$9.24		$11.36		$8.40

Fair value of shares vested per share	$9.30		$11.85		$10.58

RSUs vested and released	611		406		410

RSUs With Service And Market Conditions

The Company issued RSUs with service and market conditions that are included in the table above. These shares vest if: (1) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (2) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs are amortized over the longest of the explicit, implicit or derived service periods, which range from approximately one to three years.

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	390	290	—
Number of RSUs granted	470	165	290
Number of RSUs forfeited	—	—	—
Number of RSUs vested	(230)	(65)	—

End of period balance	630	390	290

Weighted average fair value of RSUs granted with market conditions	$7.34	$8.39	$6.90

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

The specific assumptions used for these valuations are as follows:

	Years Ended
	December 31,
	2016	2015
Expected Volatility Structure (1)	35% to 45%	34% to 39%
Risk Free Interest Rate (2)	0.4% to 1.1%	0.1% to 1.1%
Dividend Yield (3)	7.5%	0.0%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Quarterly Dividend Payment As A Constant – The Company assumed a constant quarterly dividend of $0.075 per share. Prior to 2016, the Company had no recent history of dividend payments.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Service And Performance Conditions
Beginning of period balance	29	8	—
Number of RSUs granted	—	21	11
Number of RSUs that did not meet criteria	(29)	—	(3)
Number of RSUs vested	—	—	—

End of period balance	—	29	8

Average fair value of RSUs granted with performance conditions	$—	$11.11	$9.60

As of December 31, 2016, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of December 31, 2016
Options outstanding as of:	December 31, 2015	466,925	$1.93
Options granted		—	—
Options exercised		(134,238)	1.98
Options forfeited		—
Options expired		(3,125)

Options outstanding as of:	December 31, 2016	329,562	$1.91	2.1	$4,412,386

Options vested and expected to vest as of:	December 31, 2016	329,562	$1.91	2.1	$4,412,386

Options vested and exercisable as of:	December 31, 2016	329,562	$1.91	2.1	$4,412,386

Weighted average remaining recognition period in years		—

Unamortized compensation expense, net of estimated forfeitures		$3,909

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range Of Exercise Prices		Number Of Options Outstanding December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Of Options Exercisable December 31,	Weighted Average Exercise
From	To	2016	Life	Price	2016	Price
$1.34	$1.34	304,562	2.1	$1.34	304,562	$1.34
$2.02	$11.78	25,000	1.8	$8.87	25,000	$8.87

$1.34	$11.78	329,562	2.1	$1.91	329,562	$1.91

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance And Exercise Data	2016		2015		2014
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$1.34	$11.69	$—	$—	$—	$—

Upon vesting, period to exercise in years	1	10	—	—	—	—

Fair value per share upon grant	$—		$—		$—

Intrinsic value per share upon exercise	$12.21		$8.57		$8.99

Intrinsic value of options exercised	$1,678		$101		$517

Tax benefit from options exercised (1)	$636		$38		$196

Cash received from exercise price of options exercised	$265		$35		$82

Number of options granted	—		—		—

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

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

There have been no options issued in any of the years presented.

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Station operating expenses	$1,363	$1,259	$919
Corporate general and administrative expenses	5,176	4,265	4,313

Stock-based compensation expense included in operating expenses	6,539	5,524	5,232
Income tax benefit (1)	2,321	2,036	1,502

Net stock-based compensation expense	$4,218	$3,488	$3,730

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances.

14.	INCOME TAXES

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

Expected And Reported Income Taxes (Benefit)

Income tax expense (benefit) computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) as follows:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$18,501	$16,667	$16,357
State income tax expense, net of federal benefit	(5,202)	1,333	2,491
Non-recognition of expense due to full valuation allowance	—	(244)	—
Tax benefit shortfall associated with share-based awards	286	12	62
Nondeductible expenses and other	1,209	669	1,001

Income taxes	$14,794	$18,437	$19,911

For 2016

The effective income tax rate was 28.0%. This rate was lower than the federal statutory rate of 35% primarily due to the combination of: (1) tax benefits associated with legislative changes in certain single member states; (2) a reduction in our valuation allowances against net operating losses in certain single member states as a result of internal restructuring; and (3) the reliance more on share-based awards issued to senior management that are fully deductible for tax purposes.

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

The income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes. Effective during the second half of 2015, the estimated annual income tax rate increased due to the impact of acquisitions on the Company’s state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

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

Income Tax Expense

Income tax expense (benefit) for each year is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(33)	$25	$—
State	139	90	100

Total current	106	115	100

Deferred:
Federal	19,980	17,042	17,373
State	(5,292)	1,280	2,438

Total deferred	14,688	18,322	19,811

Total income taxes (benefit)	$14,794	$18,437	$19,911

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

In November 2015, the accounting guidance for balance sheet classification of deferred taxes was modified to present deferred taxes for each jurisdiction as noncurrent on the balance sheet. Previously, deferred taxes were presented for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. The Company elected to early adopt this standard on a prospective basis as of October 1, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been retroactively adjusted.

The tax effects of significant temporary differences that comprise the net deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(amounts in thousands)
Deferred tax assets:
Employee benefits	$—	$783
Deferred compensation	—	988
Provision for doubtful accounts	—	835
Deferred gain on tower transaction	—	235
Other	—	987

Total current deferred tax assets before valuation allowance	—	3,828
Valuation allowance	—	(231)

Total current deferred tax assets - net	—	3,597

Federal and state income tax loss carryforwards	126,278	129,944
Share-based compensation	3,145	3,218
Investments - impairments	499	499
Lease rental obligations	3,504	3,440
Deferred compensation	5,307	3,968
Deferred gain on tower transaction	3,035	3,039
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	4,036	4,804
Advertiser broadcasting obligations	47	—
Employee benefits	944	—
Provision for doubtful accounts	795	—
Other non-current	1,532	1,014

Total non-current deferred tax assets before valuation allowance	149,122	149,926
Valuation allowance	(12,861)	(20,407)

Total non-current deferred tax assets - net	$136,261	$129,519

Deferred tax liabilities:
Advertiser broadcasting obligations	$—	$(133)

Total current deferred tax liabilities	—	(133)

Deferral of gain recognition on the extinguishment of debt	(3,031)	(4,568)
Broadcasting licenses and goodwill	(226,128)	(206,594)

Total non-current deferred tax liabilities	(229,159)	(211,162)

Total deferred tax liabilities	(229,159)	(211,295)

Total net deferred tax liabilities	$(92,898)	$(78,179)

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

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

		Increase	Increase
		(Decrease)	(Decrease)
		Charged	Charged
		(Credited)	(Credited)
	Balance At	To Income	To	Balance At
	Beginning	Taxes	Balance	End Of
Year Ended	Of Year	(Benefit)	Sheet	Year
(amounts in thousands)
December 31, 2016	$20,638	$(7,777)	$—	$12,861
December 31, 2015	20,766	(165)	37	20,638
December 31, 2014	20,238	528	—	20,766

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

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2016	2015
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$—	$67
Interest and penalties	—	170

Total	$—	$237

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

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Tax expense (income)	$(67)	$—	$—
Interest and penalties (income)	(170)	20	18

Total income taxes (benefit) from uncertain tax positions	$(237)	$20	$18

The decrease in liabilities for uncertain tax positions for 2016 primarily reflects the expiration of the statute of limitations for certain uncertain tax positions incurred in prior years.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Beginning of year balance	$(7,690)	$(7,690)	$(7,690)
Prior year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	552	—	—

End of year balance	$(7,138)	$(7,690)	$(7,690)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,138)	$(7,623)	$(7,623)

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

As of December 31, 2016, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

Income Tax Payments, Refunds And Credits

The Company paid a $0.2 million Alternative Minimum Tax (“AMT”) associated with expected income subject to tax for 2016, before the offset of available net operating loss carryforwards (“NOLs”). The AMT is available to be carried forward indefinitely to be used as a credit to offset future income tax liabilities.

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
State income tax payments	$381	$81	$79

Federal and state income tax refunds	$—	$—	$10

Net Operating Loss Carryforwards

The Company has recorded a valuation allowance for certain of its state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

Windfall tax benefits will be recognized for book purposes and recorded to paid-in capital only when realized. The Company does not recognize a deferred tax asset for unrealized tax benefits associated with the tax deductions in excess of the compensation recorded (excess tax benefit). Effective January 1, 2017 under new accounting guidance, the Company will recognize past and future unrealized tax benefits associated with the excess tax benefit.

The Company applies the “with and without” approach for utilization of tax attributes upon realization of NOLs in the future. This method allocates stock-based compensation benefits last among other tax benefits recognized.

In connection with the Merger, the Company believes it will be limited in its future annual ability to utilize its NOLs due to the ownership change.

The NOLs reflected in the following table exclude these windfall stock compensation deductions. In addition, the NOLs reflect an estimate of the NOLs for the 2016 tax filing year as these returns will not be filed until later in 2017:

	Net Operating Losses
	December 31, 2016
	NOLs	Suspended Windfall	NOL Expiration Period
	(amounts in thousands)		(in years)
Federal NOL carryforwards	$285,521	$13,338	2030	to	2036

State NOL carryforwards	$618,399	$9,837	2017	to	2036

State income tax credit	$1,248			to	2018

Corporate Structure Simplification

To simplify its corporate structure and accounting processes, effective December 31, 2016, the Company merged into Radio one of its wholly-owned subsidiaries that provided financing and lending to other operating affiliates. The upstream merger of this entity with and into Radio was treated as a nontaxable Section 332 liquidation for federal income tax purposes. As a result, no gain or loss was recognized by the subsidiary on the distribution of property to the parent. The tax basis of the property received by Radio was a carryover basis and any tax attributes of the merged subsidiary were carried over to Radio by virtue of IRC Section 381. The upstream merger did not result in any additional federal or state income tax liabilities.

As a result of this upstream merger described above, the Company determined it will be able to utilize a higher percentage of State NOLs prior to their expiration. Therefore, the Company released valuation allowances against its State NOLs in the amount of $4.7 million, thereby reducing its income tax provision in 2016.

15.	SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Operating Activities
Barter revenues	$4,700	$4,002	$3,826

Barter expenses	$4,789	$4,258	$3,665

Financing Activities
Increase in paid-in capital from the issuance of RSUs	$10,381	$9,045	$5,754
Decrease in paid-in capital from the forfeiture of RSUs	(280)	(709)	(727)

Net paid-in capital of RSUs issued (forfeited)	$10,101	$8,336	$5,027

Perpetual cumulative convertible preferred stock issued in connection with an acquisition	$—	$27,500	$—

Dividend accrued on perpetual cumulative convertible preferred stock	$452	$339	$—

Investing Activities
Cash acquired through consolidation of a VIE	$302	$—	$—

Net radio station assets given up in a market	$—	$59,000	$—

Net radio station assets acquired in a market	$—	$59,000	$—

Radio station assets acquired through the issuance of perpetual cumulative convertible preferred stock	$—	$27,500	$—

16.	EMPLOYEE SAVINGS AND BENEFIT PLANS

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

	Years Ended December 31,
Benefit Plan Disclosures	2016	2015	2014
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$10,137	$11,017	$10,459
Employee compensation deferrals	963	534	420
Employee compensation payments	(945)	(1,464)	(734)
Increase (decrease) in plan fair value	720	50	872

End of period balance	$10,875	$10,137	$11,017

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2016, 2015 and 2014 were $1.0 million, $0.9 million and $0.8 million, respectively.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Of Financial Instruments Subject To Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (1) certain tangible and intangible assets subject to impairment testing as described in Note 4; (2) financial instruments as described in Note 8; (3) deemed deferred compensation plans as described in Note 16; (4) lease abandonment liabilities as described in Note 18; and (5) interest rate derivative transactions that are outstanding from time to time (none currently outstanding).

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

	Fair Value Measurements At Reporting Date
	December 31,
Description	2016	2015
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$10,875	$10,137

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$480,000	$487,200	$—	$—

Revolver (2)	$—	$—	$—	$—

Former Term B Loan	$—	$—	$242,750	$242,447

Former Revolver	$—	$—	$26,000	$26,000

Senior Notes	$—	$—	$218,269	$227,000

Other debt (3)	$87		$—

Letters of credit (4)	$670		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan and Former Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver and Former Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company does not believe it is practicable to estimate the fair value of the other debt.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit.

18.	BUSINESS COMBINATIONS

The Company records acquisitions under the purchase method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

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

The purchase price allocations are based upon a valuation of assets and liabilities, which include the valuation of acquired intangible assets and working capital.

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

	December 31,	Useful Lives In Years
Description	2016	From	To
	(amounts in thousands)
Cash	$2,246
Net accounts receivable	11,933	less than 1 year
Prepaid expenses, deposits and other	970	less than 1 year

Total current assets	15,149

Land	7,368	non-depreciating
Land improvements	87	15	15
Building	1,067	15	25
Leasehold improvements	973	2	11
Equipment and towers	8,651	3	40
Furniture and fixtures	29	5	5

Total tangible property	18,175

Assets held for sale	1,885
Other intangibles	487	1	5
Broadcasting licenses	79,209	non-amortizing
Goodwill	4,594	non-amortizing
Deferred tax assets	1,364	over remaining lease life

Total intangible and other assets	87,539

Total assets	$120,863

Accounts payable	$723	less than 1 year
Accrued expenses	3,466	less than 1 year
Other current liabilities	12	less than 1 year

Total current liabilities	4,201

Unfavorable contracts and other liabilities	3,272	over remaining lease life

Total liabilities acquired	$7,473

Net assets acquired	$113,390

The aggregate fair value purchase price allocation of the assets and liabilities as reported on the Company’s Form 10-K filed with the SEC on February 26, 2016, were revised during the third quarter of 2016 due to the recording of a liability associated with an assumed lawsuit. The amount of the liability could not be estimated at the time of the acquisition. This revision resulted in an increase to goodwill of $0.1 million in one of the Lincoln markets.

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

Exchange Transaction: Denver, Colorado, And Los Angeles, California

On November 24, 2015, the Company completed an asset exchange agreement with Bonneville International Corporation (“Bonneville”) that was entered into on July 10, 2015. The Company divested four

Denver, Colorado, radio stations as consideration by the Company in exchange for a radio station in Los Angeles, California (the “Bonneville Exchange”). The Company, which did not require cash to complete this transaction, now owns: (1) one station in Los Angeles, a new market for the Company; and (2) five radio stations in the Denver market, an existing market for the Company. The Company recorded both the disposition and the acquisition on its balance sheet as of December 31, 2015.

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

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

	December 31,	Useful Lives In Years
Description	2016	From	To
	(amounts in thousands)
Other receivables	$4,864

Equipment	1,012	3	15
Furniture and fixtures	121	5	5

Total tangible property	1,133

Advertiser lists and customer relationships	1	3	3
Trademarks and trade names	2	5	5
Broadcasting licenses	53,057	non-amortizing
Goodwill	266	non-amortizing

Total intangible assets	53,326

Total assets	59,323
Unfavorable contract and lease liabilities	(323)	1	4

Net assets acquired	$59,000

Fair value of net assets provided as consideration	$59,000

There was no change to the aggregate fair value purchase price allocation of the assets and liabilities as reported on the Company’s Form 10-K filed with the SEC on February 26, 2016.

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

As Of December 31, 2016
(amounts in thousands)
Years ending December 31,
2017	$875
2018	295
2019	167
2020	147
2021	91
Thereafter	426

$2,001

Summary Of Lincoln And Bonneville Transactions By Radio Station

Bonneville Exchange
Markets	Radio Stations	Transactions
Los Angeles, CA	KSWD FM	Company acquired from Bonneville
Denver, CO	KOSI FM	Company disposed to Bonneville
Denver, CO	KYGO FM; KEPN AM	Company disposed to Bonneville
Denver, CO	KKFN FM	The trust disposed to Bonneville

Lincoln Acquisition
Markets	Radio Stations	Transactions
Denver, CO	KKFN FM	The trust acquired from Lincoln
Denver, CO	KYGO FM; KEPN AM	Company acquired from Lincoln
Denver, CO	KQKS FM; KRWZ AM	Company acquired from Lincoln
Atlanta, GA	WSTR FM; WQXI AM	Company acquired from Lincoln
Miami, FL	WAXY AM/FM; WLYF FM; WMXJ FM	Company acquired from Lincoln
San Diego, CA	KBZT FM; KSON FM/KSOQ FM; KIFM FM	Company acquired from Lincoln

Merger And Acquisition Costs And Restructuring Charges

Merger and acquisition costs and restructuring charges were expensed as a separate line item in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. These costs consist primarily of legal, professional and advisory services as well as restructuring costs (as identified below) related to the Company’s acquisition of Lincoln and the Company’s exchange agreement with Bonneville.

During the third quarter of 2016, the company recorded merger and acquisition costs of $0.7 million.

During the third and fourth quarters of 2015, the Company initiated a restructuring plan primarily as a result of the integration of the Lincoln radio stations acquired in July 2015. The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs as described below. The estimated amount of unpaid restructuring charges as of December 31, 2016 were included in accrued expenses as these expenses are expected to be paid in less than one year.

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

		Years Ended
		December 31,
	2016	2015	2014
	(amounts in thousands)
Restructuring charges
Costs to exit duplicative contracts	$—	$646	$—
Workforce reduction	—	1,538	—
Lease abandonment costs	—	687	—
Changes in estimates	—	(13)	—

Total restructuring charges	—	2,858	—
Merger and acquisition costs	708	3,978	1,042

Total merger & acquisition costs and restructuring charges	$708	$6,836	$1,042

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
	(amounts in thousands)
Restructuring charges, beginning balance	$1,686	$—
Additions to reserves through accruals	—	2,858
Deductions from reserves through payments	(1,036)	(1,172)

Restructuring charges unpaid and outstanding	650	1,686
Less lease abandonment costs over a long-term period	(576)	(687)

Short-term restructuring charges unpaid and outstanding	$74	$999

2014 Acquisitions

There were no acquisitions during this period.

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

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2015 had occurred as of January 1, 2014, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred; (5) merger and acquisition costs and restructuring charges; and (6) accrued dividends on perpetual cumulative convertible preferred stock. For purposes of this presentation, the pro forma data: (a) excludes certain Lincoln radio stations disposed to Bonneville as the Company never operated these stations and does not expect to operate these stations at a future time (KYGO FM; KKFN FM and KEPN AM); and (b) excludes a radio station disposed to Bonneville and operated by the Company prior to the TBA (KOSI FM) as these assets were a key component of the assets acquired. In addition, there was no adjustment to the pro forma information for the two AM stations that were separately disposed of in 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands, except per share data)
	Actual	Pro Forma	Pro Forma
Net revenues	$460,245	$442,485	$437,597

Net income (loss) available to the Company	$38,065	$33,050	$22,736

Net income (loss) available to common shareholders	$36,164	$30,850	$21,086

Net income (loss) available to commons shareholders per common share - basic	$0.94	$0.81	$0.56

Net income (loss) available to commons shareholders per common share - diluted	$0.91	$0.79	$0.55

Weighted shares outstanding basic	38,500	38,084	37,763

Weighted shares outstanding diluted	39,568	39,038	38,664

Conversion of preferred stock for dilutive purposes under the as if method	anti-dilutive	anti-dilutive	anti-dilutive

19.	ASSETS HELD FOR SALE

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

During 2016, the Company entered into an agreement to sell an AM radio station in one of its markets for $0.9 million and classified these assets and liabilities as assets held for sale. This transaction was completed in the fourth quarter of 2016, and resulted in a gain of $0.2 million. The Company expects that the sale of this radio station will not alter the Company’s competitive position in the market.

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

The major categories of these assets are as follows:

	Assets Held For Sale
	December 31,
	2016	2015
	(amounts in thousands)
Land and land improvements	$—	$3,972
Building	—	1,036
Equipment	—	497

Total property and equipment	—	5,505
Depreciation and amortization	—	796

Net property and equipment	—	4,709

Radio broadcasting licenses	—	1,397

Total intangibles	—	1,397

Assets held for sale	—	6,106

Net assets held for sale	$—	$6,106

20.	CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

Pending Acquisitions

On February 2, 2017, the Company and Merger Sub entered into the CBS Radio Merger Agreement with CBS and CBS Radio. This transaction is subject to approval by the Company’s stakeholders and customary regulatory approvals. This transaction is expected to close during the second half of 2017. If the CBS Radio Merger Agreement is terminated in certain circumstances prior to the consummation of the transactions contemplated thereby, the Company will be required to pay CBS a termination fee of $30 million. Refer to Note 1 for further discussion.

On January 6, 2017, the Company completed a transaction to acquire four radio stations in Charlotte, North Carolina, from Beasley Broadcast Group, Inc. (“Beasley”) for a purchase price of $24 million in cash. The Company used cash on hand to fund the acquisition. On October 17, 2016, the Company simultaneously entered into an asset purchase agreement and a TBA to operate three of the four radio stations that were held in a trust (“Charlotte Trust”). On November 1, 2016, the Company commenced operations of the radio stations held in the Charlotte Trust and began operating the fourth station upon closing on the acquisition with Beasley in January 2017.

During the period of the TBA, the Company included net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume expected future growth rates of 1.0% to 1.5%; and an estimated discount rate of 9.6%. The gross profit margins are similar to the ranges used in the Company’s second quarter 2016 annual license impairment testing. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

The following preliminary purchase price allocations are based upon the valuation of assets and liabilities and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets and liabilities pending finalization include the valuation of acquired intangible assets and liabilities. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

	January 6,	Useful Lives In Years
Description	2017	From	To
	(amounts in
	thousands)
Assets
Land	$2,539	non-depreciating
Buildings	217	15	25
Equipment	4,569	3	40

Total property plant and equipment	7,325
Deferred tax asset	287	life of underlying asset
Radio broadcasting licenses and goodwill	17,384	non-amortizing

Total assets	24,996

Liabilities
Unfavorable lease liabilities	735	over remaining lease life
Deferred tax liability	261	life of underlying liability

Total liabilities	996

Net assets	$24,000

Variable Interest Entity And Assets Held For Sale

The Company believes that the Charlotte Trust is a VIE as the Company has the power to direct the activities which significantly impact the economic performance of the Charlotte Trust. Under the terms of the APA, the FCC licenses and related assets of the stations were assigned from Beasley to the Charlotte Trust. The Company also believes it is the primary beneficiary of the VIE as the Company may absorb the profits and losses from the operation of the VIE during the period of the TBA. As of December 31, 2016, the Company consolidated the assets and liabilities of the VIE within its consolidated financial statements, using fair values for the assets and liabilities as if the Company had closed on this transaction as of December 31, 2016. The equity investment by Beasley in the Charlotte Trust is reflected as a non-controlling interest. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE, and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. There is a lack of recourse by the beneficial interest holders of the VIE against the Company’s general creditors.

The following table reflects that assets and liabilities of the Charlotte Trust VIE at fair value at the effective date of the TBA, which were included in our consolidating balance sheets:

Charlotte Trust
Description	December 31, 2016
(amounts in
in thousands)
Cash	$302
Accounts receivable, net of allowance for doubtful accounts	2,143
Prepaid expenses, deposits and other	244

Total current assets	2,689

Net property and equipment	6,346
Radio broadcasting licenses	15,738
Deferred charges and other assets, net of accumulated amortization	366

Total assets	$25,139

Accrued expenses	$(1,180)
Non-controlling interest - variable interest entity	(23,959)

$(25,139)

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

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $350,000 for a single incident, with a maximum fine of up to $3,300,000 for a continuing violation. In the past, the FCC has issued Notices of Apparent Liability and a Forfeiture Order with respect to several of the Company’s stations proposing fines for certain programming which the FCC deemed to have been indecent. These cases are the subject of pending administrative appeals. The FCC has also investigated other complaints from the public that some of the Company’s stations broadcast indecent programming. These investigations remain pending. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.

The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. From time to time, the renewal of certain licenses may be delayed in their renewal. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications. Currently, all of the Company’s licenses have been renewed.

The FCC initiated an investigation in January 2007, related to a contest at one of the Company’s stations. In October 2016, the FCC designated for a hearing whether the Company operated this station in the public interest and whether such station’s license should be renewed. In February 2017, in order to facilitate the Merger, the Company permanently discontinued operation of this station in order to cancel the license, dismiss its renewal application and terminate the renewal hearing. As a result, the Company expects to record in the first quarter of 2017 a $13.5 million loss in the statement of operations in net gain/loss on sale or disposal of assets.

Performance Fees

The Company incurs fees from performing rights organizations (“PRO”) to license the Company’s public performance of the musical works contained in each PRO’s repertory. The Radio Music Licensing Committee, of which the Company is a represented participant, (1) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that was effective January 1, 2017 for a five-year term; (2) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017; (3) is currently subject to arbitration proceedings with the Society of European Stage Authors and Composers to determine fair and reasonable fees that would be retroactive to January 1, 2016; and (4) filed in November 2016 a motion in the U.S. District Court in Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. In January 2017, the Company obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license.

Other Matters

During the third quarter of 2016, the Company settled a legal claim with British Petroleum as a result of their Deepwater Horizon Oil Spill in the Gulf of Mexico and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill.

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

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(amounts in thousands)
Rent Expense	$17,892	$16,116	$14,556

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming And Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2017	$17,594	$868	$70,119	$88,581
2018	14,767	894	40,718	56,379
2019	13,024	920	22,622	36,566
2020	10,095	948	17,339	28,382
2021	7,169	976	12,688	20,833
Thereafter	23,185	8,739	23,000	54,924

	$85,834	$13,345	$186,486	$285,665

21.	GUARANTOR ARRANGEMENTS

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•	The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2016.

•	Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

•	In connection with many of the Company’s acquisitions, the Company enters into a TBA or local marketing agreements for specified periods of time, usually six months or less, whereby the Company typically indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

Financial Statements Of Parent

The condensed financial data of the Parent Company has been prepared in accordance with Rule 12-04 of Regulation S-X. The Parent Company’s financial data includes the financial data of Entercom Communications Corp., excluding all subsidiaries.

The most significant restrictions on the payment of dividends by Radio (as contemplated by Rule 4-08(e) of Regulation S-X) are set forth in the Credit Facility.

Under the Credit Facility, Radio is permitted to make distributions to the Parent Company in amounts, as defined, as follows: (a) amounts which are required to pay the Parent Company’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of Radio and its subsidiaries; and (b) certain amounts which qualify as “Restricted Payments.” With respect to the Credit Facility, the permitted Restricted Payment is generally $60 million plus Cumulative Retained Excess Cash Flow. The Company’s ability to make a Restricted Payment in these amounts under the Credit Facility is a function of its leverage ratio.

Effectively all of Radio’s assets are subject to these distribution limitations to the Parent Company.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as this statement is not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2016 and 2015;

•	the statements of operations for the years ended December 31, 2016, 2015 and 2014;

•	the statements of shareholders’ equity for the years ended December 31, 2016, 2015 and 2014; and

•	the statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2016	2015
ASSETS
Current Assets	$7,228	$7,289
Property And Equipment - Net	2,866	472
Deferred Charges And Other Assets - Net	1,813	3,807
Investment In Subsidiaries / Intercompany	456,161	424,493

TOTAL ASSETS	$468,068	$436,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$20,042	$19,631
Long Term Liabilities	26,920	27,361

Total Liabilities	46,962	46,992

Perpetual Cumulative Convertible Preferred Stock	27,732	27,619
Shareholders’ Equity:
Class A, B and C Common Stock	407	397
Additional Paid-In Capital	605,603	611,754
Accumulated Deficit	(212,636)	(250,701)

Total shareholders’ equity	393,374	361,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$468,068	$436,061

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
NET REVENUES	$2,131	$1,536	$1,309

OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,235	1,123	1,217
Corporate general and administrative expenses	33,218	26,395	26,463
Merger and acquisition costs and restructuring charges	708	6,836	1,042
Other expenses related to financing	565	—	—
Net (gain) loss on sale or disposal of assets	(601)	(601)	(601)

Total operating expense	35,125	33,753	28,121

OPERATING INCOME (LOSS)	(32,994)	(32,217)	(26,812)

Net interest expense, including amortization of deferred financing expense	24	—	15
Net recovery of a claim	100	—	—
Income from equity investment in subsidiaries	(85,977)	(79,838)	(73,561)

TOTAL OTHER (INCOME) EXPENSE	(85,853)	(79,838)	(73,546)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52,859	47,621	46,734

INCOME TAXES (BENEFIT)	14,794	18,437	19,911

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	38,065	29,184	26,823

Preferred stock dividend	(1,901)	(752)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36,164	$28,432	$26,823

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2013	31,308,194	$313	7,197,532	$72	$604,721	$(306,713)	$298,393
Net income (loss) available to the Company	—	—	—	—	—	26,823	26,823
Compensation expense related to granting of stock awards	638,102	7	—	—	5,225	—	5,232
Exercise of stock options	57,500	—	—	—	82	—	82
Purchase of vested employee restricted stock units	(141,502)	(1)	—	—	(1,513)	—	(1,514)
Forfeitures of dividend equivalents	—	—	—	—	—	5	5

Balance, December 31, 2014	31,862,294	319	7,197,532	72	608,515	(279,885)	329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)

Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$393,374

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(24,344)	$(25,355)	$(21,652)

INVESTING ACTIVITIES:
Additions to property and equipment	(1,849)	(304)	(213)
Additions to intangible assets	(182)	(1,142)	(481)
Proceeds (distributions) from investments in subsidiaries	44,527	29,030	23,610

Net cash provided by (used in) investing activities	42,496	27,584	22,916

FINANCING ACTIVITIES:
Proceeds from issuance of employee stock plan	379	—	—
Payment of fees associated with the issuance of preferred stock	—	(220)	—
Payment of call premium and other fees	(5,977)	—	—
Proceeds from the exercise of stock options	265	35	82
Purchase of vested employee restricted stock units	(2,268)	(1,562)	(1,514)
Payment of dividends on common stock	(8,666)	—	—
Payment of dividend equivalents on vested restricted stock units	(94)	(7)	—

Net cash provided by (used in) financing activities	(18,149)	(2,167)	(1,432)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	62	(168)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	195	133	301

CASH AND CASH EQUIVALENTS, END OF YEAR	$198	$195	$133

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

Events occurring after December 31, 2016 and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On January 6, 2017, the Company acquired four radio stations from Beasley as further described in Note 20.

On February 2, 2017, the Company entered into the Merger as more fully described in Note 1.

In connection with an FCC administrative hearing that is described under Note 20, the Company returned a license to the FCC to facilitate certain regulatory approvals that are needed for the Merger.

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

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2016
Net revenues	$123,207	$120,457	$120,478	$96,103
Operating income	$30,040	$25,688	$27,584	$14,745
Net income (loss) available to the Company	$11,399	$11,420	$10,834	$4,412
Net income (loss) available to common shareholders	$10,849	$10,894	$10,422	$3,999
Net income (loss) available to common shareholders per share - basic (1)	$0.28	$0.28	$0.27	$0.10

Weighted average common shares outstanding - basic	38,561	38,485	38,469	38,448

Net income (loss) available to common shareholders per share - diluted (1)	$0.27	$0.28	$0.26	$0.10

Weighted average common shares outstanding - diluted	39,800	41,433	41,130	39,260

Preferred stock dividends declared and paid	$550	$413	$413	$412

Common stock dividends declared and paid	$2,893	$2,887	$2,886	$—

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2015
Net revenues	$117,704	$114,662	$100,592	$78,420
Operating income	$32,555	$23,159	$20,615	$9,253
Net income (loss) available to the Company	$14,088	$8,442	$6,747	$(93)
Net income (loss) available to common shareholders	$13,675	$8,103	$6,747	$(93)
Net income (loss) available to common shareholders per share - basic (1)	$0.36	$0.21	$0.18	$—

Weighted average common shares outstanding - basic	38,088	38,076	38,074	38,026

Net income (loss) available to common shareholders per share - diluted (1)	$0.34	$0.21	$0.17	$—

Weighted average common shares outstanding - diluted	40,974	38,913	38,929	38,026

Preferred stock dividends declared and paid	$413	$—	$—	$—

Common stock dividends declared and paid	$—	$—	$—	$—

(1)	Basic and diluted net income per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

ITEM 16.	FORM 10-K SUMMARY PAGE

Not Presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 28, 2017.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, President, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD David J. Field	President, Chief Executive Officer and a Director	February 28, 2017

Principal Financial Officer:

/s/ STEPHEN F. FISHER Stephen F. Fisher	Executive Vice President and Chief Financial Officer	February 28, 2017

Principal Accounting Officer:

/s/ EUGENE D. LEVIN Eugene D. Levin	Vice President, Treasurer and Controller	February 28, 2017

Directors:

/s/ JOSEPH M. FIELD Joseph M. Field	Chairman of the Board	February 28, 2017

/s/ DAVID J. BERKMAN David J. Berkman	Director	February 28, 2017

/s/ JOEL HOLLANDER Joel Hollander	Director	February 28, 2017

/s/ MARK R. LANEVE MARK R. LANEVE	Director	February 28, 2017

/s/ DAVID LEVY DAVID LEVY	Director	February 28, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

3.01	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (1)

3.02	Amended and Restated Bylaws of Entercom Communications Corp. (2)

3.03	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (3)

3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (4) (Originally filed as Exhibit 3.1)

4.01	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (5)

4.02	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. (4) (Originally filed as Exhibit 4.1)

10.01	Amended and Restated Employment Agreement, dated April 22, 2016, between Entercom Communications Corp. and David J. Field. (6)

10.02	Employment Agreement, dated July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (7)

10.03	First Amendment To Employment Agreement, dated December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (8)

10.04	Amended and Restated Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (9) (Originally filed as Exhibit 10.04)

10.05	Employment Agreement, dated as of January 1, 2013 between Entercom Communications Corp. and Andrew P. Sutor, IV. (10)

10.06	Employment Agreement, dated May 5, 2015, between Entercom Communications Corp. and Louise Kramer. (9) (Originally filed as Exhibit 10.06)

10.07	Entercom Non-Employee Director Compensation Policy adopted February 19, 2015. (11)

10.08	Amended and Restated Entercom Equity Compensation Plan. (12)

10.09	Entercom Annual Incentive Plan. (13)

21.01	Information Regarding Subsidiaries of Entercom Communications Corp. (14)

23.01	Consent of PricewaterhouseCoopers LLP. (14)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.01 to our Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of our Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009.

(2)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 21, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017.
(4)	Incorporated by reference to an exhibit (as indicated above) to our Current Report on Form 8-K filed on July 17, 2015.
(5)	Incorporated by reference to Exhibit 4.01 to our Current report on Form 8-K filed on November 2, 2016.
(6)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(7)	Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, as filed on November 21, 2007.
(8)	Incorporated by reference to Exhibit 10.04 to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed on February 26, 2009.
(9)	Incorporated by reference to an exhibit (as indicated above) to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 26, 2016.
(10)	Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed on May 9, 2013.
(11)	Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on February 19, 2015.
(12)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 20, 2014.
(13)	Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A filed on March 16, 2012.
(14)	Filed herewith.
(15)	These exhibits are submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of such Annual Report on Form 10-K.