Form 10-Q
period 2017-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2017-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $0.01 par value – 33,514,932 Shares Outstanding as of April 21, 2017

(Class A Shares Outstanding include 1,777,926 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of April 21, 2017.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017, and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q, in our Current Reports on Form 8-K and on Form S-4 filed with the Securities and Exchange Commission on April 12, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS:
Cash	$4,702	$46,843
Accounts receivable, net of allowance for doubtful accounts	76,350	92,172
Prepaid expenses, deposits and other	10,557	7,670

Total current assets	91,609	146,685
Net property and equipment	64,002	63,375
Radio broadcasting licenses	811,131	823,195
Goodwill	32,761	32,718
Deferred charges and other assets, net of accumulated amortization	9,777	10,260

TOTAL ASSETS	$1,009,280	$1,076,233

LIABILITIES:
Accounts payable	$152	$481
Accrued expenses	18,158	18,857
Other current liabilities	16,694	19,603
Non-controlling interest - variable interest entity	—	23,959
Long-term debt, current portion	15,940	4,817

Total current liabilities	50,944	67,717

Long-term debt, net of current portion	442,055	467,651
Deferred tax liabilities	75,937	92,898
Other long-term liabilities	27,734	26,861

Total long-term liabilities	545,726	587,410

Total liabilities	596,670	655,127

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,732	27,732

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	406	407
Additional paid-in capital	601,861	605,603
Accumulated deficit	(217,389)	(212,636)

Total shareholders’ equity	384,878	393,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,009,280	$1,076,233

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
NET REVENUES	$97,452	$96,103

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	75,617	71,715
Depreciation and amortization expense	2,647	2,447
Corporate general and administrative expenses, including non-cash compensation expense	10,565	7,598
Impairment loss	—	62
Merger and acquisition costs	10,271	—
Net time brokerage agreement (income) fees	34	—
Net (gain) loss on sale or disposal of assets	13,334	(464)

Total operating expense	112,468	81,358

OPERATING INCOME (LOSS)	(15,016)	14,745

NET INTEREST EXPENSE	5,977	9,392

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(20,993)	5,353
INCOME TAXES (BENEFIT)	(11,662)	941

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	(9,331)	4,412
Preferred stock dividend	(550)	(413)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9,881)	$3,999

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$(0.25)	$0.10

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$(0.25)	$0.10

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.075	$—

WEIGHTED AVERAGE SHARES:
Basic	38,910,322	38,447,724

Diluted	38,910,322	39,259,540

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017 AND YEAR ENDED DECEMBER 31, 2016

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	(9,331)	(9,331)
Compensation expense related to granting of stock awards	26,193	—	—	—	1,593	—	1,593
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	14,873	—	—	—	181	—	181
Exercise of stock options	4,000	—	—	—	5	—	5
Purchase of vested employee restricted stock units	(157,739)	(1)	—	—	(2,435)	—	(2,436)
Payment of dividends on common stock	—	—	—	—	(3,014)	—	(3,014)
Dividend equivalents, net of forfeitures	—	—	—	—	(56)	—	(56)
Payment of dividends on preferred stock	—	—	—	—	(550)	—	(550)
Retrospective application of amended stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, March 31, 2017	33,397,511	$334	7,197,532	$72	$601,861	$(217,389)	$384,878

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(9,331)	$4,412

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,647	2,447
Amortization of deferred financing costs (including original issue discount)	586	778
Net deferred taxes (benefit) and other	(11,662)	941
Provision for bad debts	409	357
Net (gain) loss on sale or disposal of assets	13,334	(464)
Non-cash stock-based compensation expense	1,593	1,481
Deferred rent	(90)	116
Deferred compensation	990	348
Impairment loss	—	62
Accretion expense, net of asset retirement obligation adjustments	10	3

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	13,268	12,293
Prepaid expenses and deposits	(3,132)	(2,502)
Accounts payable and accrued liabilities	(562)	(1,695)
Accrued interest expense	(1,802)	5,671
Accrued liabilities - long-term	(775)	(865)
Prepaid expenses - long-term	177	271

Net cash provided by (used in) operating activities	5,660	23,654

INVESTING ACTIVITIES:
Additions to property and equipment	(2,424)	(965)
Proceeds from sale of property, equipment, intangibles and other assets	15	3,800
Purchases of radio stations	(24,000)	—
Additions to intangible assets	(271)	(147)
(Deconsolidation) consolidation of a VIE	(302)	—

Net cash provided by (used in) investing activities	(26,982)	2,688

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Continued

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	22,000	2,500
Proceeds from the capital lease obligations and other	—	102
Payments of long-term debt	(37,005)	(20,836)
Proceeds from issuance of employee stock plan	181	—
Proceeds from the exercise of stock options	5	3
Purchase of vested employee restricted stock units	(2,436)	(2,142)
Payment of dividends on common stock	(2,916)	—
Payment of dividend equivalents on vested restricted stock units	(98)	(91)
Payment of dividends on preferred stock	(550)	(413)

Net cash provided by (used in) financing activities	(20,819)	(20,877)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,141)	5,465
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,843	9,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,702	$14,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,225	$3,080

Income taxes	$55	$140

Dividends on common stock	$2,916	$—

Dividends on preferred stock	$550	$413

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2016, and filed with the SEC on February 28, 2017, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

On February 2, 2017, the Company and its newly formed wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio, Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as the Company’s wholly owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make the Company a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 23 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by the Company’s shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to FCC ownership limitations.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 28, 2017.

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than as noted below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 28, 2017, that might have a material impact on the Company’s financial position, results of operations or cash flows.

Definition of a Business

In January 2017, the accounting guidance was amended to modify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, under a prospective application method. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of assets that meet the definition of a business under the amended guidance.

Goodwill Impairment

In January 2017, the accounting guidance was amended to modify the accounting for goodwill impairment by removing the second step of the goodwill impairment test. The guidance is effective for the Company as of January 1, 2020. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance is effective for the Company as of January 1, 2018, under a retrospective application method. Management does not believe the impact of this guidance will be material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Modification

In March 2016, the accounting guidance for stock-based compensation was modified primarily to: (1) record excess tax benefits or deficiencies on stock-based compensation in the statement of operations, regardless of whether the tax benefits reduce taxes payable in the period; (2) allow an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation up to the maximum statutory tax rates in the applicable jurisdictions; and (3) allow entities to make an accounting policy election to either estimate the number of award forfeitures or to account for forfeitures when they occur. The guidance was effective for the Company on January 1, 2017.

As of January 1, 2017, the Company recorded a cumulative-effect adjustment to its accumulated deficit of $4.6 million on a modified retrospective transition basis. This adjustment was comprised of previously unrecognized excess tax benefits of $4.9 million as adjusted for the Company’s effective income tax rate, offset by a change to recognize stock-based compensation forfeitures when they occur of $0.3 million, net of tax.

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

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. Along with these modifications, most industry-specific revenue guidance was eliminated, including a current broadcasting exemption for reporting revenue from network barter programming. The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures including significant judgments and changes in judgments.

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

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to its accounting for network barter programming, which should not have a material impact to the Company’s financial position, results of operations or cash flows.

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

There was no material change in the carrying value of broadcasting licenses or goodwill since the year ended December 31, 2016, other than as described below.

The Company recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of the Company permanently discontinuing the operation of one of its stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Additionally, the carrying value of the broadcasting licenses at December 31, 2016, included the broadcasting licenses of a consolidated Variable Interest Entity (“VIE”) of approximately $15.7 million. These consolidated assets and liabilities of the VIE related to a pending acquisition of four radio stations in Charlotte, North Carolina. On October 17, 2016, the Company entered into an asset purchase agreement and a time brokerage agreement (“TBA”) to operate three of the four radio stations that were held in a trust (“Charlotte Trust”). As such, the amounts of the consolidated VIE at December 31, 2016, represented only the assets and liabilities of the three stations held in the Charlotte Trust.

Upon the completion of this transaction on January 6, 2017, the Company deconsolidated the amount of broadcasting licenses attributable to the VIE and recorded broadcasting licenses of all four radio stations based upon the preliminary purchase price allocation. Refer to Note 9, Business Combinations, for additional information.

	Broadcasting Licenses Carrying Amount
	March 31, 2017	December 31, 2016
	(amounts in thousands)
Beginning of period balance as of January 1,	$823,195	$807,381
Disposition of FCC broadcasting license	(13,500)	—
Consolidation (deconsolidation) of a VIE	(15,738)	15,738
Acquisition of radio stations	17,174	—
Acquisitions - other	—	112
Disposition of radio stations previously reflected as held for sale	—	(36)

Ending period balance	$811,131	$823,195

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

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2017	December 31, 2016
	(amounts in thousands)
Accrued compensation	$6,531	$8,059
Accounts receivable credits	3,988	3,571
Advertiser obligations	1,240	1,102
Accrued interest payable	1,785	3,587
Other	3,150	3,284

Total other current liabilities	$16,694	$19,603

4.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 1, 2016, the Company and its wholly owned subsidiary, Entercom Radio LLC, (“Radio”) entered into a $540 million credit agreement (the “Credit Facility”) with a syndicate of lenders that was initially comprised of: (a) a $60 million revolving credit facility (the “Revolver”) that matures on November 1, 2021; and (b) a $480 million term B loan (the “Term B Loan”) that matures on November 1, 2023.

As of March 31, 2017, the amount outstanding under the Term B Loan was $458.0 million and the amount outstanding under the Revolver was $7.0 million. The amount available under the Revolver, which includes the impact of the outstanding letters of credit, was $52.3 million as of March 31, 2017.

Long-term debt was comprised of the following as of March 31, 2017:

	Long-Term Debt
	March 31,	December 31,
	2017	2016
	(amounts in thousands)
Credit Facility
Revolver, due November 1, 2021	$7,000	$—
Term B Loan, due November 1, 2023	458,000	480,000

	465,000	480,000
Other Debt
Capital lease and other	83	87

Total debt before deferred financing costs	465,083	480,087
Current amount of long-term debt	(15,940)	(4,817)
Deferred financing costs (excludes the revolving credit)	(7,088)	(7,619)

Total long-term debt, net of current debt	$442,055	$467,651

Outstanding standby letters of credit	$670	$670

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The estimated Excess Cash Flow payment due in the first quarter of 2018 is included under the current portion of long-term debt, net of any prepayments made.

As of March 31, 2017, the Company’s Consolidated Leverage Ratio was 4.0 times versus a covenant limit of 5.0 times and the Consolidated Interest Coverage Ratio was 4.8 times versus a covenant minimum of 2.0 times.

As of March 31, 2017, the Company was in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance.

Management believes that cash on hand, cash from the Revolver and cash from operating activities, together with the proceeds of the commitment financing described below, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on its debt.

In connection with the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under a credit agreement (the “CBS Radio Credit Agreement”) among CBS Radio, the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The proceeds of this additional tranche will be used to: (1) refinance the Company’s Credit Facility; (2) redeem the Company’s Perpetual Cumulative Convertible Preferred Stock (“Preferred”); and (3) pay fees and expenses in connection with the refinancing. On March 3, 2017, CBS Radio entered into an amendment to the CBS Radio Credit Agreement, to, among other things, create a tranche of Term B-1 Loans in an aggregate principal amount not to exceed $500 million. The Term B-1 Loans, which replace the commitment, are expected to be funded by the Commitment Parties on the closing date of the Merger, subject to customary conditions. The Term B-1 Loans will be governed by the CBS Radio Credit Agreement and will mature on the date that is seven years after the closing date of the Merger. The Term B-1 Loans will require quarterly principal payments at an annual rate of 1% of the initial principal amount of the Term B-1 Loans, beginning with the first full fiscal quarter ending after the closing of the Merger. The Term B-1 Loans are expected to bear interest at a per annum rate equal to LIBOR plus 2.75%. Interest on the Term B-1 Loans will be payable at the end of each interest period, but in no event less frequently than quarterly.

(B) Senior Unsecured Debt

The Senior Notes

As background, on November 23, 2011, the Company issued $220.0 million of 10.5% unsecured Senior Notes due December 1, 2019 (the “Senior Notes”). The Company received net proceeds of $212.7 million, which included a discount of $2.9 million, and incurred deferred financing costs of $6.1 million. These amounts were amortized over the term under the effective interest rate method. Interest on the Senior Notes was payable semi-annually in arrears on June 1 and December 1 of each year.

In 2016, the Company issued a call notice to redeem its Senior Notes in full with an effective date of December 1, 2016, that was funded by the proceeds of the Credit Facility. As a result of the full redemption of the Senior Notes with replacement debt at a lower interest rate, the net interest expense for the first quarter of 2017 was reduced and does not include amortization of original issue discount of senior notes.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2017	2016
	(amounts in thousands)
Stated interest and other fees	$5,414	$8,623
Amortization of deferred financing costs	586	687
Amortization of original issue discount of senior notes	—	91
Interest income and other investment income	(23)	(9)

Total net interest expense	$5,977	$9,392

5.	NET INCOME (LOSS) PER COMMON SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2017	2016
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$(9,331)	$4,412
Preferred stock dividends	550	413

Net income (loss) available to common shareholders	$(9,881)	$3,999

Denominator
Basic weighted average shares outstanding	38,910	38,448

Basic net income (loss) per share available to common shareholders	$(0.25)	$0.10

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$(9,331)	$4,412
Preferred stock dividends	550	413

Net income (loss) available to common shareholders	$(9,881)	$3,999

Denominator
Basic weighted average shares outstanding	38,910	38,448
Effect of RSUs and options under the treasury stock method	—	812

Diluted weighted average shares outstanding	38,910	39,260

Diluted net income (loss) per share available to common shareholders	$(0.25)	$0.10

Disclosure Of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended
	March 31,
Impact Of Equity Issuances	2017	2016
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	—	23

Price range of options: from	$—	$10.62

Price range of options: to	$—	$11.78

RSUs with service conditions	—	5

RSUs excluded with service and market conditions as market conditions not met	267	185

RSUs excluded with service and performance conditions as performance conditions not met	—	29

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	1,953	1,916

Excluded shares as anti-dilutive when reporting a net loss	1,164	—

6.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		Of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value As Of
		Stock	Purchase	Contractual	March 31,
	Period Ended	Units	Price	Term (Years)	2017
RSUs outstanding as of:	December 31, 2016	2,074,794
RSUs awarded		27,818
RSUs released		(434,313)
RSUs forfeited		(1,625)

RSUs outstanding as of:	March 31, 2017	1,666,674	$—	1.7	$23,833,438

RSUs vested and expected to vest as of:	March 31, 2017	1,666,674	$—	1.7	$23,134,454

RSUs exercisable (vested and deferred) as of:	March 31, 2017	48,880	$—	—	$698,984

Weighted average remaining recognition period in years		2.3

Unamortized compensation expense		$11,504,932

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

The following table presents the changes in outstanding RSUs with market conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	630	390
Number of RSUs granted	—	470
Number of RSUs forfeited	—	—
Number of RSUs vested	(50)	(230)

End of period balance	580	630

Weighted average fair value of RSUs granted with market conditions	$—	$7.34

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

The specific assumptions used for these valuations are as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
Expected Volatility Term Structure (1)	34% to 45%	35% to 45%
Risk-Free Interest Rate (2)	0.1% to 1.1%	0.4% to 1.1%
Annual Dividend Payment Per Share (Constant) (3)	$0.30	$0.30

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) – The Company assumed a constant annual dividend of $0.30 per share.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Service And Performance Conditions
Beginning of period balance	—	29
Number of RSUs granted	—	—
Number of RSUs that did not meet criteria	—	(29)
Number of RSUs vested	—	—

Average fair value of RSUs granted with performance conditions	$—	$—

As of March 31, 2017, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2017	2016
	(amounts in thousands)
Intrinsic value of options exercised	$50	$25

Tax benefit from options exercised (1)	$20	$10

Cash received from exercise price of options exercised	$5	$3

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	As Of
		Number Of	Exercise	Contractual	March 31,
	Period Ended	Options	Price	Term (Years)	2017
Options outstanding as of:	December 31, 2016	329,562	$1.91
Options granted		—	—
Options exercised		(4,000)	1.34
Options forfeited		—
Options expired		—

Options outstanding as of:	March 31, 2017	325,562	$1.92	1.8	$4,030,984

Options vested and expected to vest as of:	March 31, 2017	325,562	$1.92	1.8	$4,030,984

Options vested and exercisable as of:	March 31, 2017	325,562	$1.92	1.8	$4,030,984

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		March 31,	Contractual	Exercise	March 31,	Exercise
From	To	2017	Life	Price	2017	Price
$1.34	$1.34	300,562	1.9	$1.34	300,562	$1.34
$2.02	$11.78	25,000	1.4	$8.87	25,000	$8.87

$1.34	$11.78	325,562	1.8	$1.92	325,562	$1.92

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands)
Station operating expenses	$204	$227
Corporate general and administrative expenses	1,389	1,254

Stock-based compensation expense included in operating expenses	1,593	1,481
Income tax benefit (1)	508	551

Net stock-based compensation expense	$1,085	$930

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

7.    INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2017

The effective income tax rate was 55.6% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as most of these costs are not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, the Company recorded a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded. Refer to Note 1, Basis of Presentation and Significant Policies, for additional information.

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

Net Deferred Tax Assets And Liabilities

As of March 31, 2017, and December 31, 2016, net deferred tax liabilities were $75.9 million and $92.9 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
	March 31,	December 31,
Description	2017	2016
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$11,273	$10,875

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$458,000	$461,149	$480,000	$487,200

Revolver (2)	$7,000	$7,000	$—	$—

Other debt (3)	$83		$87

Letters of credit (4)	$670		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company does not believe it is practicable to estimate the fair value of the other debt.
(4)	The Company does not believe it is practicable to estimate the fair value of the outstanding standby letters of credit.

9.	BUSINESS COMBINATIONS

The Company consummated acquisitions under the purchase method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2017 Charlotte Acquisition

On January 6, 2017, the Company completed a transaction to acquire four radio stations in Charlotte, North Carolina, from Beasley Broadcast Group, Inc. (“Beasley”) for a purchase price of $24 million in cash. The Company used cash on hand to fund the acquisition. On October 17, 2016, the Company entered into an asset purchase agreement and a TBA with Beasley to operate three of the four radio stations that were held in the Charlotte Trust. On November 1, 2016, the Company commenced operations of the radio stations held in the Charlotte Trust and began operating the fourth station upon closing on the acquisition with Beasley in January 2017.

During the period of the TBA, the Company included net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0%; and an estimated discount rate of 9.0%. The gross profit margins are similar to the ranges used in the Company’s second quarter 2016 annual license impairment testing. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

The following preliminary purchase price allocations are based upon the valuation of assets and liabilities and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets and liabilities pending finalization include intangible assets and liabilities. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

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

2016 Disposition

In March 2016, the Company sold certain assets of KRWZ AM in Denver, Colorado, for $3.8 million in cash. The Company believes that the sale of this station, with a marginal market share, did not alter the Company’s competitive position in the market. The Company reported a gain, net of expenses, of $0.3 million on the disposition of these assets.

Merger And Acquisition Costs

The Company records merger and acquisition costs whether or not an acquisition occurs. These costs consist primarily of legal, professional and advisory services as well as restructuring costs (as identified below) related to the Company’s acquisitions in 2015.

There were merger and acquisition costs incurred during the first quarter of 2017 primarily in connection with the announced CBS Merger.

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands)
Merger and acquisition costs	$10,271	$—

The restructuring plan related to the Company’s acquisitions in 2015 included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of March 31, 2017, after excluding the lease abandonment liability as of March 31, 2017, was included in accrued expenses as most expenses are expected to be paid within one year.

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
	(amounts in thousands)
Restructuring charges, beginning balance	$650	$1,686
Additions through accruals	—	—
Deductions through payments	(19)	(1,036)

Restructuring charges unpaid and outstanding	631	650
Less lease abandonment costs over a long-term period	(557)	(576)

Short-term restructuring charges unpaid and outstanding	$74	$74

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the 2017 acquisition in Charlotte, North Carolina, had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) change in the effective tax rate; (3) interest expense on any debt incurred; and (4) merger and acquisition costs and restructuring charges. The pro forma information does not exclude the pro forma impact of any dispositions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$97,452	$100,007

Net income (loss) available to the Company	$(9,742)	$3,033

Net income (loss) available to common shareholders	$(10,292)	$2,620

Net income (loss) available to common shareholders per common share - basic	$(0.26)	$0.07

Net income (loss) available to common shareholders per common share - diluted	$(0.26)	$0.07

Weighted shares outstanding basic	38,910,322	38,477,724

Weighted shares outstanding diluted	38,910,322	39,259,540

Conversion of preferred stock for dilutive purposes

10.	SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	March 31,	December 31,
	Location	2017	2016
		(amounts in thousands)
Short-term	Other current liabilities	$155	$260
Long-term	Other long-term liabilities	508	348

Total		$663	$608

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

	Three Months Ended
	March 31,
	2017	2016
	(amounts in thousands)
Number of shares purchased	15	—

Non-cash compensation expense recognized	$32	$—

11.	CONTINGENCIES AND COMMITMENTS

Contingencies

If the CBS Radio Merger Agreement is terminated under certain circumstances, the Company will be required to pay CBS a termination fee of $30 million and the costs for the committed financing.

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on February 28, 2017.

12.	SUBSEQUENT EVENTS

Events occurring after March 31, 2017, and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On April 12, 2017, the Company filed a Registration Statement with the SEC on Form S-4 relating to the Merger. This filing contains details relating to share distribution, amounts, terms, and other information relating to the Merger.

On April 19, 2017, the Company filed a proxy statement relating to a special meeting of the shareholders in connection with the Merger.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016:

Merger And Acquisition Costs Incurred Under The CBS Radio Merger Agreement

On February 2, 2017, we and our newly formed wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio, Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as our wholly owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make us a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 23 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by our shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to FCC ownership limitations.

Transaction costs relating to the proposed Merger, including legal, advisory services and professional fees, of $10.3 million, were expensed as incurred during the first quarter of 2017 and are included in merger and acquisition costs.

Disposal Of FCC Broadcasting License Related To The Merger

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Debt Refinancing Lowered Our Interest Expense

On November 1, 2016, we entered into a $540 million credit facility (the “Credit Facility”) and used the proceeds to: (1) refinance our outstanding senior credit facility (the “Former Credit Facility”) that was comprised of: (a) a term loan component (“Former Term B Loan”) with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption of the $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”) and discharge the Indenture governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. This refinancing lowered our interest expense in the first quarter of 2017.

Charlotte Acquisition

On January 6, 2017, we completed a transaction with Beasley Broadcast Group, Inc. (“Beasley”) to acquire four radio stations in Charlotte, North Carolina, for a purchase price of $24 million in cash (the “Beasley Acquisition”). We used cash on hand to fund the acquisition. We commenced operations under a time brokerage agreement (“TBA”) for three of the stations on November 1, 2016 and the fourth station on January 6, 2017, that increased our net revenues, station operating expenses and depreciation and amortization expenses.

Three Months Ended March 31, 2017 As Compared To The Three Months Ended March 31, 2016

	THREE MONTHS ENDED MARCH 31,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$97.5	$96.1	1%

OPERATING EXPENSE:
Station operating expenses	75.6	71.7	5%
Depreciation and amortization expense	2.6	2.4	8%
Corporate general and administrative expenses	10.6	7.6	39%
Impairment loss	—	0.1	(100%)
Merger and acquisition costs	10.3	—	nmf
Other operating (income) expenses	13.4	(0.4)	nmf

Total operating expense	112.5	81.4	38%

OPERATING INCOME (LOSS)	(15.0)	14.7	(202%)

NET INTEREST EXPENSE	6.0	9.4	(36%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(21.0)	5.3	(496%)

INCOME TAXES (BENEFIT)	(11.7)	0.9	nmf

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	(9.3)	4.4	(311%)
Preferred stock dividend	(0.6)	(0.4)	50%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(9.9)	$4.0	(348%)

Net Revenues

Contributing to the increase in net revenues was the operation of four stations in the Charlotte market during the current quarter as compared to the prior year. Offsetting this increase, net revenues were negatively impacted by several factors including the reduction in political advertising and the return of a broadcasting license to the FCC in the first quarter of 2017 to facilitate the Merger.

Net revenues increased the most for our stations located in the Miami and Atlanta markets. Net revenues decreased the most for our stations located in the Denver and Los Angeles markets.

Station Operating Expenses

Station operating expenses increased in the mid-single digits for the current period primarily due to an increase in costs associated with operating additional stations acquired in Charlotte, North Carolina.

Station operating expenses include non-cash compensation expense of $0.2 million for the three months ended March 31, 2017 and March 31, 2016.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the stations acquired in Charlotte, North Carolina.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to the increase in costs associated with: (1) certain contractual obligations of $1.3 million to a senior executive as a result of their non-renewal of an employment agreement; (2) an increase in deferred compensation expense of $0.6 million as our deferred compensation liability generally tracks the movements in the stock market; (3) an increase in corporate marketing capabilities and staff; and (4) legal costs associated with an FCC proceeding.

Corporate general and administrative expenses include non-cash compensation expense of $1.4 million and $1.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Merger and acquisition costs

Merger and acquisition costs increased due to transaction costs relating to the proposed Merger. These costs primarily consist of legal, professional, and other advisory services.

Other operating (income) expenses

Other operating expenses increased primarily as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Operating Income (Loss)

Operating income in the current period decreased primarily due to: (1) the recognition of a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger; (2) an increase in merger and acquisition costs of $10.3 million in connection with the proposed Merger; and (3) an increase in corporate, general and administrative expenses for the reasons described above.

Interest Expense

Interest expense declined primarily as a result of the refinancing on November 1, 2016, that included the retirement of our Senior Notes using lower cost bank debt.

As a result of the refinancing, we expect interest expense to decrease in future periods as compared to the prior year.

Income (Loss) Before Income Taxes (Benefit)

The increase in the loss before income taxes was largely attributable to the transaction costs incurred in connection with the Merger and the loss generated as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Income Taxes (Benefit)

Tax Rate For The Three Months Ended March 31, 2017

The effective income tax rate was 55.6% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as most of these costs are not deductible for federal and state income tax purposes. We estimate that our 2017 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 40% prior to the impact of nondeductible merger and acquisition costs incurred. Adjusting for these nondeductible merger and acquisition costs, we estimate the annual income tax rate will be approximately 50%.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of a $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

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

Net Deferred Tax Liabilities

As of March 31, 2017, and December 31, 2016, our net deferred tax liabilities were $75.9 million and $92.9 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill. As a result of adopting the amended accounting guidance for stock-based compensation further described in Note 1, Basis of Presentation and Significant Policies, we recorded a $4.6 million adjustment to equity on January 1, 2017. The corresponding debit was to deferred tax assets, effectively reducing the net deferred tax liabilities by the same amount.

Net Income (Loss) Available To The Company

The increase was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Liquidity And Capital Resources

Liquidity

As of March 31, 2017, we had $465.0 million outstanding under our Credit Facility, which includes a term B loan of $458.0 million (the “Term B Loan”) and $7.0 million outstanding under a revolving credit facility (the “Revolver”). In addition, we had $0.7 million in outstanding letters of credit and $52.3 million available under the Revolver. As of March 31, 2017, we had $4.7 million in cash and cash equivalents. For the first quarter of 2017, we decreased our outstanding debt by $15.0 million.

The Refinancing

The Credit Facility

On November 1, 2016, we and our wholly owned subsidiary Entercom Radio, LLC, entered into a $540 million Credit Facility with a syndicate of lenders and used the proceeds to: (1) refinance our Former Credit Facility that was comprised of: (a) a Former Term B Loan with $223.0 million outstanding at the date of the refinancing; and (b) a Former Revolver with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption effective December 1, 2016, of $220.0 million Senior Notes and discharge the indenture (the “Indenture”) governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing.

The Credit Facility is comprised of the Revolver and the Term B Loan.

The $60 million Revolver has a maturity date of November 1, 2021.    The undrawn amount of the Revolver was $52.3 million as of March 31, 2017. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.

The $480 million Term B Loan has a maturity date of November 1, 2023.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The estimated Excess Cash Flow payment due in the first quarter of 2018 is included under the current portion of long-term debt, net of any prepayments made.

As of March 31, 2017, we were in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

As of March 31, 2017, our Consolidated Leverage Ratio was 4.0 times versus a covenant of 5.0 times and our Consolidated Interest Coverage Ratio was 4.8 times versus a covenant of 2.0 times.

Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that cash on hand, cash from the Revolver and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

In connection with the CBS Radio Merger Agreement as described in Note 1, Basis of Presentation and Significant Policies, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under a credit agreement (the “CBS Radio Credit Agreement”) among CBS Radio, the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. The proceeds of this additional tranche will be used to: (1) refinance our Credit Facility as described in Note 4, Long-Term Debt; (2) redeem our Perpetual Cumulative Convertible Preferred Stock; and (3) pay fees and expenses in connection with the refinancing. On March 3, 2017, CBS Radio entered into an amendment to the CBS Radio Credit Agreement, to, among other things, create a tranche of Term B-1 Loans in an aggregate principal amount not to exceed $500 million. The Term B-1 Loans, which replace the commitment, are expected to be funded by the Commitment Parties on the closing date of the Merger, subject to customary conditions. The Term B-1 Loans will be governed by the CBS Radio Credit Agreement and will mature on the date that is seven years after the closing date of the Merger. The Term B-1 Loans will require quarterly principal payments at an annual rate of 1% of the initial principal amount of the Term B-1 Loans, beginning with the first full fiscal quarter ending after the closing of the Merger. The Term B-1 Loans are expected to bear interest at a per annum rate equal to LIBOR plus 2.75%. Interest on the Term B-1 Loans will be payable at the end of each interest period, but in no event less frequently than quarterly.

The Former Credit Facility

On November 23, 2011, we entered into our prior credit agreement with a syndicate of lenders for a $425 million Credit Facility, which was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that was set to mature on November 23, 2016; and (b) a $375 million Term B Loan that was set to mature on November 23, 2018.

In connection with the refinancing described above, on December 1, 2016, amounts outstanding under the Former Credit Facility were repaid in full.

The Senior Notes

In connection with the refinancing described above, on November 1, 2016, we issued a call notice to redeem our Senior Notes with an effective date of December 1, 2016. On November 1, 2016, we deposited the following funds in escrow to satisfy our obligation under the Senior Notes and discharge the Indenture governing the Senior Notes: (1) $220.0 million to redeem the Senior Notes in full; (2) $11.6 million for accrued and unpaid interest through December 1, 2016; and (3) $5.8 million for a call premium for the early retirement of the Senior notes.

Perpetual Cumulative Convertible Preferred Stock

On July 16, 2015, the Company acquired under a Stock Purchase Agreement with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”) which held through subsidiaries the assets and liabilities of radio stations serving the Atlanta, Denver, Miami, and San Diego markets (the “Lincoln Acquisition”).

Upon closing on the Lincoln Acquisition in 2015, we issued $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”) that in the event of a liquidation, ranks senior to common stock in our capital structure. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid dividends in each of the quarters since the Preferred was issued.

As described above, the Preferred is expected to be redeemed in full in connection with the CBS Radio Merger Agreement.

Operating Activities

Net cash flows provided by operating activities were $5.7 million and $23.7 million for the three months ended March 31, 2017 and 2016, respectively. The cash flows from operating activities decreased primarily due to: (1) the increase in merger and acquisition costs of $10.3 million associated with the Merger; and (2) a $6.0 million decrease in cash available from working capital, primarily due to the timing of our interest expense payments.

Investing Activities

Net cash flows used in investing activities were $27.0 million for the three months ended March 31, 2017, which primarily reflected the cash paid to complete the Beasley Acquisition of $24.0 million and additions to property and equipment of $2.4 million.

Net cash flows provided by investing activities were $2.7 million for the three months ended 2016, which primarily reflected the proceeds from the sale of a Denver AM station of $3.8 million, offset by additions to property and equipment of $1.0 million.

Financing Activities

Net cash flows used in financing activities were $20.8 million and $20.9 million for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $15.0 million and the payment of common stock dividends of $2.9 million. For the three months ended March 31, 2016, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $18.2 million.

Dividends

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the CBS Radio Merger Agreement.

Dividends on our Preferred were paid in each quarter commencing in October 2015.

Income Taxes

During the first quarter of 2017, we paid $0.1 million in federal and state income taxes. We expect that our quarterly federal and state corporate net income tax obligations will be minimal for the balance of the year as we have significant net operating loss carryovers available to offset future income. We do expect to make federal alternative minimum tax (“AMT”) payments during subsequent quarters. The AMT is a credit available to offset income tax liabilities in future years.

Capital Expenditures

Capital expenditures for the first quarter of 2017 were $2.4 million. We anticipate that total capital expenditures in 2017 will be between $14.0 million and $16.0 million. Capital expenditures this year are estimated to be higher primarily due to the relocation of studio facilities in several markets.

Contractual Obligations

If the CBS Radio Merger Agreement is terminated under certain circumstances, we will be required to pay CBS a termination fee of $30 million and the costs for the committed financing.

Excluding any contractual obligations associated with the Merger that was entered into on February 2, 2017, as of March 31, 2017, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

As of December 31, 2016, we had a Variable Interest Entity (“VIE”) that required consolidation. As of December 31, 2016, we consolidated the assets and liabilities of the VIE within our consolidated financial statements, using fair values for the assets and liabilities as if we had closed on Beasley as of December 31, 2016. The consolidated assets and liabilities of the consolidated VIE at December 31, 2016, represented only the assets and liabilities of the three stations held in a trust (“Charlotte Trust”). Upon the completion of the acquisition from Beasley on January 6, 2017, we reversed the VIE amounts and recorded the assets and liabilities of all four radio stations based upon the preliminary purchase price allocation. Refer to Note 9, Business Combinations, for additional information.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2017. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016, and filed with the SEC on February 28, 2017.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver).

As of March 31, 2017, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (1) our Term B Loan would increase $4.5 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.6 million, assuming our entire Revolver was outstanding as of March 31, 2017.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of March 31, 2017, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2017, we did not have any investments in money market instruments.

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

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2017:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	157,739	$15.44	—	$—
March 1, 2017 - March 31, 2017	—	$—	—	$—

Total	157,739		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended March 31, 2017, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: 157,739 shares at an average price of $15.44 per share in February 2017; These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.2	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.3	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.4	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

4.1	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016)

4.2	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. ((Incorporated by reference to an Exhibit 4.1 to our Current Report on Form 8-K filed on July 17, 2015)

10.1	Voting Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit I to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

10.2	Field Family Side Letter Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein (incorporated by reference to Exhibit H to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

10.3	First Amendment to Amended and Restated Employment Agreement, dated February 28, 2017, between Entercom Communications Corp. and Stephen F. Fisher. (*)

10.4	Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (*)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

Exhibit Number	Description

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: May 9, 2017	/S/ David J. Field
	Name:	David J. Field
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	/S/ Richard J. Schmaeling
	Name:	Richard J. Schmaeling
	Title:	Executive Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.2	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.3	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.4	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

4.1	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016)

4.2	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. ((Incorporated by reference to an Exhibit 4.1 to our Current Report on Form 8-K filed on July 17, 2015)

10.1	Voting Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit I to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

10.2	Field Family Side Letter Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein (incorporated by reference to Exhibit H to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

10.3	First Amendment to Amended and Restated Employment Agreement, dated February 28, 2017, between Entercom Communications Corp. and Stephen F. Fisher. (*)

10.4	Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (*)

31.01	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.02	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.01	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

Exhibit Number	Description

32.02	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.
(*)	Filed herewith.