Form 10-Q
period 2017-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2017-08-04
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Class A common stock, $0.01 par value – 33,562,285 Shares Outstanding as of July 21, 2017

(Class A Shares Outstanding include 1,805,869 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of July 21, 2017.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017, and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q, in our Current Reports on Form 8-K, on Form S-4 filed with the SEC on April 12, 2017, and on Forms S-4/A filed with the SEC on May 30, 2017, and July 10, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS:
Cash	$8,592	$46,843
Accounts receivable, net of allowance for doubtful accounts	90,337	92,172
Prepaid expenses, deposits and other	8,537	7,670

Total current assets	107,466	146,685
Net property and equipment	65,300	63,375
Radio broadcasting licenses	811,131	823,195
Goodwill	32,320	32,718
Assets held for sale	2,817	—
Deferred charges and other assets, net of accumulated amortization	9,922	10,260

TOTAL ASSETS	$1,028,956	$1,076,233

LIABILITIES:
Accounts payable	$214	$481
Accrued expenses	24,423	18,857
Other current liabilities	18,797	19,603
Non-controlling interest - variable interest entity	—	23,959
Long-term debt, current portion	13,618	4,817

Total current liabilities	57,052	67,717

Long-term debt, net of current portion	447,396	467,651
Deferred tax liabilities	79,758	92,898
Other long-term liabilities	27,868	26,861

Total long-term liabilities	555,022	587,410

Total liabilities	612,074	655,127

CONTINGENCIES AND COMMITMENTS

PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,732	27,732

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	407	407
Additional paid-in capital	599,718	605,603
Accumulated deficit	(210,975)	(212,636)

Total shareholders’ equity	389,150	393,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,956	$1,076,233

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2017	2016	2017	2016
NET REVENUES	$124,970	$121,571	$223,971	$218,580

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	91,004	83,732	168,170	156,353
Depreciation and amortization expense	2,517	2,517	5,164	4,964
Corporate general and administrative expenses, including non-cash compensation expense	8,876	8,493	19,441	16,091
Impairment loss	441	—	441	62
Merger and acquisition costs	5,829	—	16,100	—
Net time brokerage agreement (income) fees	—	—	34	—
Net (gain) loss on sale or disposal of assets	(76)	(755)	13,258	(1,219)

Total operating expense	108,591	93,987	222,608	176,251

OPERATING INCOME (LOSS)	16,379	27,584	1,363	42,329

NET INTEREST EXPENSE	6,133	9,147	12,110	18,539

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	10,246	18,437	(10,747)	23,790
INCOME TAXES (BENEFIT)	3,832	7,603	(7,830)	8,544

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	6,414	10,834	(2,917)	15,246
Preferred stock dividend	(550)	(412)	(1,100)	(825)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,864	$10,422	$(4,017)	$14,421

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.15	$0.27	$(0.10)	$0.37

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.15	$0.26	$(0.10)	$0.37

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.075	$0.075	$0.15	$0.075

WEIGHTED AVERAGE SHARES:
Basic	38,944,620	38,468,822	38,935,161	38,462,998

Diluted	39,655,599	41,130,418	38,935,161	39,273,532

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017 AND YEAR ENDED DECEMBER 31, 2016

(amounts in thousands, except share data)

(unaudited)

						Retained Earnings (Accumulated Deficit)
	Common Stock				Additional Paid-in Capital		Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	(2,917)	(2,917)
Compensation expense related to granting of stock awards	197,978	2	—	—	3,069	—	3,071
Issuance of common stock related to the Employee Share Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	6,500	—	—	—	22	—	22
Purchase of vested employee restricted stock units	(163,304)	(2)	—	—	(2,501)	—	(2,503)
Payment of dividends on common stock	—	—	—	—	(5,941)	—	(5,941)
Dividend equivalents, net of forfeitures	—	—	—	—	(150)	—	(150)
Payment of dividends on preferred stock	—	—	—	—	(1,100)	—	(1,100)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, June 30, 2017	33,566,191	$335	7,197,532	$72	$599,718	$(210,975)	$389,150

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(2,917)	$15,246

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,164	4,964
Amortization of deferred financing costs (including original issue discount)	1,166	1,503
Net deferred taxes (benefit) and other	(7,830)	8,544
Provision for bad debts	1,365	743
Net (gain) loss on sale or disposal of assets	13,258	(1,219)
Non-cash stock-based compensation expense	3,071	3,019
Deferred rent	(134)	244
Deferred compensation	1,595	730
Impairment loss	441	62
Accretion expense (income), net of asset retirement obligation adjustments	(237)	12

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(1,673)	(4,898)
Prepaid expenses and deposits	(1,113)	(2,227)
Accounts payable and accrued liabilities	5,799	(442)
Accrued interest expense	(1,821)	(835)
Accrued liabilities - long-term	(1,033)	(1,188)
Prepaid expenses - long-term	(176)	340

Net cash provided by (used in) operating activities	14,925	24,598

INVESTING ACTIVITIES:
Additions to property and equipment	(6,745)	(2,038)
Proceeds from sale of property, equipment, intangibles and other assets	18	7,114
Purchases of radio stations	(24,000)	—
Additions to intangible assets	(299)	(151)
(Deconsolidation) consolidation of a VIE	(302)	—

Net cash provided by (used in) investing activities	(31,328)	4,925

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	34,500	14,500
Proceeds from the capital lease obligations and other	—	102
Payments of long-term debt	(47,008)	(36,258)
Proceeds from issuance of employee stock plan	182	—
Proceeds from the exercise of stock options	22	30
Purchase of vested employee restricted stock units	(2,503)	(2,193)
Payment of dividends on common stock	(5,837)	(2,886)
Payment of dividend equivalents on vested restricted stock units	(104)	(91)
Payment of dividends on preferred stock	(1,100)	(825)

Net cash provided by (used in) financing activities	(21,848)	(27,621)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,251)	1,902
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,843	9,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,592	$11,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,254	$18,307

Income taxes	$177	$208

Dividends on common stock	$5,837	$2,886

Dividends on preferred stock	$1,100	$825

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Revision of Prior Period Financial Statements for Digital Revenue Contracts

In connection with the preparation of the Company’s consolidated financial statements, the Company identified immaterial errors in prior periods relating to the netting of certain digital expenses against certain digital revenues. Since the Company acts as a principal in certain digital revenue contracts, the expenses should not have been netted against gross revenues. The impact of these errors were not material to any prior period. Consequently, the Company corrected the errors in the second quarter of 2017 by increasing net revenues and station operating expenses on the consolidated statements of operations by the amounts below. As the two line items are adjusted by offsetting amounts, the corrections had no impact on income before taxes, income taxes (benefit), net income, earnings per share or diluted earnings per share, shareholders’ equity, cash flows from operations, or working capital. The corrections had no impact on the consolidated balance sheets or statements of cash flows.

The following tables include the revisions to the consolidated statements of operations for the interim and annual periods during 2017, 2016, 2015 and 2014:

Description	Three Months Ended March 31, 2017
(amounts in thousands)
Net Revenues:
Prior to revision	$97,452
Revision	1,549

As revised	$99,001

Station operating expenses, including non-cash compensation expense:
Prior to revision	$75,617
Revision	1,549

As revised	$77,166

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Description	2016
	(amounts in thousands)
Net Revenues:
Prior to revision	$96,103	$120,478	$120,457	$123,207	$460,245
Revision	906	1,093	1,184	1,343	4,526

As revised	$97,009	$121,571	$121,641	$124,550	$464,771

Station operating expenses, including non-cash compensation expense:
Prior to revision	$71,715	$82,639	$82,905	$81,485	$318,744
Revision	906	1,093	1,184	1,343	4,526

As revised	$72,621	$83,732	$84,089	$82,828	$323,270

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Description	2015
	(amounts in thousands)
Net Revenues:
Prior to revision	$78,420	$100,592	$114,662	$117,704	$411,378
Revision	589	730	874	910	3,103

As revised	$79,009	$101,322	$115,536	$118,614	$414,481

Station operating expenses, including non-cash compensation expense:
Prior to revision	$59,367	$70,000	$81,241	$77,103	$287,711
Revision	589	730	874	910	3,103

As revised	$59,956	$70,730	$82,115	$78,013	$290,814

Description	Year Ended December 31, 2014
(amounts in thousands)
Net Revenues:
Prior to revision	$379,789
Revision	587

As revised	$380,376

Station operating expenses, including non-cash compensation expense:
Prior to revision	$259,184
Revision	587

As revised	$259,771

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

Goodwill Impairment

In January 2017, the accounting guidance was amended to modify the accounting for goodwill impairment by removing the second step of the goodwill impairment test. The guidance is effective for the Company as of January 1, 2020, on a prospective basis, although early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this amended accounting guidance for its annual impairment test during the second quarter of 2017. The results of the Company’s annual goodwill impairment test indicated that the carrying value of the Company’s goodwill in one particular market exceeded its appraised enterprise value. As a result, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 2, Intangible Assets and Goodwill, for additional information.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance is effective for the Company as of January 1, 2018, under a retrospective application method. Management does not believe the impact of this guidance will be material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation

In May 2017, the accounting guidance was amended to clarify modification accounting for stock-based compensation. The guidance is effective for the Company as of January 1, 2018, on a prospective basis, although early adoption is permitted for interim periods. Under the amended guidance, the Company will only apply modification accounting for stock-based compensation if there are: (1) changes in the fair value or intrinsic value of share-based compensation; (2) changes in the vesting conditions of awards; and (3) change in the classification of awards as equity instruments or liability instruments. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

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

Leasing Transactions

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than twelve months. This change will apply to the Company’s leased assets such as real estate, broadcasting towers and equipment. Additionally, the Company will be required to provide additional disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company anticipates its accounting for existing capital leases to remain substantially unchanged.

While the Company is currently reviewing the effects of this guidance, the Company believes that this modification would result in: (1) an increase in the ROU assets and liabilities reflected on the Company’s consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than twelve months; and (2) an increase in amortization expense associated with the ROU assets.

This guidance is effective for the Company as of January 1, 2019, and must be implemented using a modified retrospective approach, with certain practical expedients available.

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated with several amendments. Along with these modifications, most industry-specific revenue guidance was eliminated, including a current broadcasting exemption for reporting revenue from network barter programming. The new guidance provides companies with a revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for such goods or services. The new guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance may be implemented using a modified retrospective approach or by using a full retrospective approach. The new guidance was originally effective for annual reporting periods beginning after December 15, 2016. In July 2015, the effective date was deferred by one year. As a result, the new guidance is effective for the Company as of January 1, 2018.

The Company has completed its initial assessment phase in the implementation process. In connection with this initial phase, the Company performed the following activities: (1) completed an internal assessment of the

Company’s operations and identified its significant revenue streams; (2) held revenue recognition conversations with certain of its sales managers and business managers across its markets for each of the identified revenue streams; and (3) reviewed a representative sample of contracts and documented the key economics of the contracts to identify applicable qualitative revenue recognition changes related to the amended accounting guidance. The Company’s next phase of the implementation process will be to establish and document key accounting policies, assess disclosure requirements, determine the impact on business processes and internal controls, and determine the quantitative impact resulting from the amended accounting guidance. This second phase is expected to be completed in the third quarter of 2017. The Company’s final phase will be to effectively implement the amended accounting guidance and embed the new accounting treatment into the Company’s business processes and internal controls to support the financial reporting requirements. This final phase of the implementation process is expected to be completed in the fourth quarter of 2017. The Company plans to adopt the amended accounting guidance as of January 1, 2018, using the modified retrospective method.

The Company is still evaluating the impact that the amended accounting guidance will have on the Company’s consolidated financial statements and will be unable to quantify its impact until it completes the final phase of its implementation process. Based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

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

The Company recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of the Company permanently discontinuing the operation of one of its stations and returning the station’s broadcasting license to the FCC for cancellation, in order to facilitate the Merger.

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

Upon the completion of this transaction on January 6, 2017, the Company deconsolidated broadcasting licenses attributable to the VIE and recorded broadcasting licenses of all four radio stations based upon the preliminary purchase price allocation. Refer to Note 9, Business Combinations, for additional information.

During the second quarter of 2017, the Company performed its annual impairment test of its goodwill and determined that the carrying amount of goodwill exceeded its fair value for the Boston, Massachusetts market and recorded an impairment loss of $0.4 million. A contributing factor to the impairment was a decline in the advertising dollars in the Boston, Massachusetts market and its effect on the Company’s operations, coupled with an increase in the carrying value of its assets.

The following table presents the changes in broadcasting licenses as described above:

	Broadcasting Licenses Carrying Amount
	June 30, 2017	December 31, 2016
	(amounts in thousands)
Beginning of period balance as of January 1,	$823,195	$807,381
Disposition of FCC broadcasting license	(13,500)	—
Consolidation (deconsolidation) of a VIE	(15,738)	15,738
Acquisition of radio stations	17,174	—
Acquisitions - other	—	112
Disposition of radio stations previously reflected as held for sale	—	(36)

Ending period balance	$811,131	$823,195

The following table presents the changes in goodwill primarily as a result of acquisitions of radio stations and the Company’s annual impairment test.

	Goodwill Carrying Amount
	June 30, 2017	December 31, 2016
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$158,333	$158,244
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	32,718	32,629
Loss on impairment during year	(441)	—
Acquisition of radio stations	43	—
Adjustment to acquired goodwill associated with an assumed fair value liability	—	92
Disposition of radio stations previously reflected as assets held for sale	—	(3)

Ending period balance	$32,320	$32,718

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test in 2017 did not include the new market added during the first quarter of 2017. For the new market added during the first quarter of 2017, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2017	Second Quarter 2016
Discount rate	9.25%	9.5%
Operating profit margin ranges expected for average stations in the markets where the Company operates	19% to 40%	14% to 40%

Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%

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

As described above, the Company elected to early adopt the amended accounting guidance which simplifies the test for goodwill impairment. The amended guidance eliminates the second step of the goodwill impairment test, which reduces the cost and complexity of evaluating goodwill for impairment. Under the former accounting guidance, the second step of the impairment test required the Company to compute the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended guidance, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the Company will consider the goodwill to be impaired.

The Company has determined that a radio market is a reporting unit and the Company assesses goodwill in each of the Company’s markets. Under the amended guidance, if the fair value of any reporting unit is less than the amount reflected on the balance sheet, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized will not exceed the total amount of goodwill allocated to the reporting unit.

Under the amended guidance, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for each reporting unit. These qualitative factors include, but are not limited to: (1) macroeconomic conditions; (2) radio broadcasting industry considerations; (3) financial performance of reporting units; (4) Company-specific events; and (5) a sustained decrease in the Company’s share price. If the quantitative assessment is necessary, the Company determines the fair value of the goodwill allocated to each reporting unit.

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

The following table reflects the estimates and assumptions used in the second quarter of each year (no interim tests were performed in these years):

Estimates And Assumptions
	Second Quarter 2017	Second Quarter 2016
Discount rate	9.25%	9.5%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

During the second quarter of the current year, the Company’s quantitative assessment indicated that the goodwill allocated to its Boston, Massachusetts market was impaired.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the carrying value of the Company’s assets to the Company’s enterprise value based upon its stock price, shares outstanding, total debt and preferred stock outstanding, and cash on hand. The Company determined that the results were reasonable.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

3.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2017	December 31, 2016
	(amounts in thousands)
Accrued compensation	$9,115	$8,059
Accounts receivable credits	2,397	3,571
Advertiser obligations	1,118	1,102
Accrued interest payable	1,766	3,587
Other	4,401	3,284

Total other current liabilities	$18,797	$19,603

4.	LONG-TERM DEBT

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

As of June 30, 2017, the amount outstanding under the Term B Loan was $458.0 million and the amount outstanding under the Revolver was $9.5 million. The amount available under the Revolver, which includes the impact of the outstanding letters of credit, was $49.8 million as of June 30, 2017.

Long-term debt was comprised of the following as of June 30, 2017:

	Long-Term Debt
	June 30,	December 31,
	2017	2016
	(amounts in thousands)
Credit Facility
Revolver, due November 1, 2021	$9,500	$—
Term B Loan, due November 1, 2023	458,000	480,000

	467,500	480,000
Other Debt
Capital lease and other	78	87

Total debt before deferred financing costs	467,578	480,087
Current amount of long-term debt	(13,618)	(4,817)
Deferred financing costs (excludes the revolving credit)	(6,564)	(7,619)

Total long-term debt, net of current debt	$447,396	$467,651

Outstanding standby letters of credit	$670	$670

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The estimated Excess Cash Flow payment due in the first quarter of 2018 is included under the current portion of long-term debt, net of any prepayments.

As of June 30, 2017, the Company’s Consolidated Leverage Ratio was 4.3 times versus a covenant limit of 5.0 times and the Consolidated Interest Coverage Ratio was 4.2 times versus a covenant minimum of 2.0 times.

As of June 30, 2017, the Company was in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance.

Management believes that cash on hand, cash from the Revolver and cash from operating activities, together with the proceeds of the committed financing described below, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

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

(B) Senior Unsecured Debt

The Senior Notes

In 2016, the Company issued a call notice to redeem its $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Credit Facility. As a result of the full redemption of the Senior Notes with replacement debt at a lower interest rate, the net interest expense for the first two quarters of 2017 was reduced and does not include amortization of original issue discount of Senior Notes.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2017	2016
	(amounts in thousands)
Interest expense	$10,993	$17,057
Amortization of deferred financing costs	1,166	1,319
Amortization of original issue discount of senior notes	—	184
Interest income and other investment income	(49)	(21)

Total net interest expense	$12,110	$18,539

	Net Interest Expense
	Three Months Ended June 30,
	2017	2016
	(amounts in thousands)
Interest expense	$5,579	$8,435
Amortization of deferred financing costs	580	631
Amortization of original issue discount of senior notes	—	93
Interest income and other investment income	(26)	(12)

Total net interest expense	$6,133	$9,147

5.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$6,414	$10,834	$(2,917)	$15,246
Preferred stock dividends	550	412	1,100	825

Net income (loss) available to common shareholders	$5,864	$10,422	$(4,017)	$14,421

Denominator
Basic weighted average shares outstanding	38,945	38,469	38,935	38,463

Basic net income (loss) per share available to common shareholders	$0.15	$0.27	$(0.10)	$0.37

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$6,414	$10,834	$(2,917)	$15,246
Preferred stock dividends	550	—	1,100	825

Net income (loss) available to common shareholders	$5,864	$10,834	$(4,017)	$14,421

Denominator
Basic weighted average shares outstanding	38,945	38,469	38,935	38,463
Effect of RSUs and options under the treasury stock method	711	738	—	811
Preferred stock under the as if converted method	—	1,923	—	—

Diluted weighted average shares outstanding	39,656	41,130	38,935	39,274

Diluted net income (loss) per share available to common shareholders	$0.15	$0.26	$(0.10)	$0.37

Disclosure Of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Impact Of Equity Issuances	2017	2016	2017	2016
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	14	—	—	13

Price range of options: from	$11.31	$—	$—	$11.36

Price range of options: to	$11.78	$—	$—	$11.78

RSUs with service conditions	328	—	78	—

RSUs excluded with service and market conditions as market conditions not met	267	628	267	628

RSUs excluded with service and performance conditions as performance conditions not met	—	21	—	21

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	1,962	—	1,962	1,923

Excluded shares as anti-dilutive when reporting a net loss	—	—	1,026	—

6.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of June 30, 2017
RSUs outstanding as of:	December 31, 2016	2,074,794
RSUs awarded		206,603
RSUs released		(455,153)
RSUs forfeited		(8,625)

RSUs outstanding as of:	June 30, 2017	1,817,619	$—	1.5	$18,812,357

RSUs vested and expected to vest as of:	June 30, 2017	1,817,619	$—	1.5	$18,812,357

RSUs exercisable (vested and deferred) as of:	June 30, 2017	48,880	$—	—	$505,908

Weighted average remaining recognition period in years		2.2

Unamortized compensation expense		$9,726,425

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

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
	(amounts in thousands, except per share data)
Reconciliation Of RSUs With Market Conditions
Beginning of period balance	630	390
Number of RSUs granted	—	470
Number of RSUs forfeited	—	—
Number of RSUs vested	(50)	(230)

End of period balance	580	630

Weighted average fair value of RSUs granted with market conditions	$—	$7.34

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

The specific assumptions used for these valuations are as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2017	2016
Expected Volatility Term Structure (1)	34% to 45%	35% to 45%
Risk-Free Interest Rate (2)	0.1% to 1.1%	0.4% to 1.1%
Annual Dividend Payment Per Share (Constant) (3)	$0.30	$0.30

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) – The Company assumed a constant annual dividend of $0.30 per share.

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

As of June 30, 2017, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2017	2016
	(amounts in thousands)
Intrinsic value of options exercised	$58	$238

Tax benefit from options exercised (1)	$23	$92

Cash received from exercise price of options exercised	$22	$30

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of June 30, 2017
Options outstanding as of:	December 31, 2016	329,562	$1.91
Options granted		—	—
Options exercised		(6,500)	3.37
Options forfeited		—	—
Options expired		(125)	1.34

Options outstanding as of:	June 30, 2017	322,937	$1.88	1.6	$2,753,017

Options vested and expected to vest as of:	June 30, 2017	322,937	$1.88	1.6	$2,753,017

Options vested and exercisable as of:	June 30, 2017	322,937	$1.88	1.6	$2,753,017

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		June 30,	Contractual	Exercise	June 30,	Exercise
From	To	2017	Life	Price	2017	Price
$ 1.34	$1.34	300,437	1.6	$1.34	300,437	$1.34
$ 2.02	$11.78	22,500	1.2	$9.12	22,500	$9.12

$ 1.34	$11.78	322,937	1.6	$1.88	322,937	$1.88

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Six Months Ended
	June 30,
	2017	2016
	(amounts in thousands)
Station operating expenses	$577	$590
Corporate general and administrative expenses	2,494	2,429

Stock-based compensation expense included in operating expenses	3,071	3,019
Income tax benefit (1)	1,004	1,083

After-tax stock-based compensation expense	$2,067	$1,936

	Three Months Ended
	June 30,
	2017	2016
	(amounts in thousands)
Station operating expenses	$372	$363
Corporate general and administrative expenses	1,105	1,174

Stock-based compensation expense included in operating expenses	1,477	1,537
Income tax benefit (1)	495	531

After-tax stock-based compensation expense	$982	$1,006

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

7.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2017

The effective income tax rates were 72.9% and 37.4% for the six months and three months ended June 30, 2017, respectively. These rates were impacted by: (1) merger and acquisition costs that result in an increase in the annual estimated effective tax rate; and (2) a discrete windfall income tax benefit, described below. The annual estimated effective tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as a significant portion of these costs are not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, the Company recorded, for the six months ended June 30, 2017, a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded. Refer to Note 1, Basis of Presentation and Significant Policies, for additional information.

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

Net Deferred Tax Assets And Liabilities

As of June 30, 2017, and December 31, 2016, net deferred tax liabilities were $79.8 million and $92.9 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
	June 30,	December 31,
Description	2017	2016
	(amounts in thousands)
Liabilities
Deferred compensation - Level 1 (1)	$11,747	$10,875

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarters ended June 30, 2017 and 2016, the Company reviewed the fair value of its broadcasting licenses, goodwill and net property and equipment and other intangibles, and concluded that its broadcasting licenses and net property and equipment were not impaired as the fair value of these assets equaled or exceeded their carrying value. The Company concluded that the carrying value of goodwill allocated to its Boston, Massachusetts market exceeded its fair value. Accordingly, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 2, Intangible Assets and Goodwill, for additional information.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loan (1)	$458,000	$460,004	$480,000	$487,200

Revolver (2)	$9,500	$9,500	$—	$—

Other debt (3)	$78		$87

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(2)	The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company does not believe it is practicable to estimate the fair value of the other debt.

9.	BUSINESS COMBINATIONS

The Company consummated acquisitions under the acquisition method of accounting, and the purchase price was allocated to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2017 Charlotte Acquisition

On January 6, 2017, the Company completed a transaction to acquire four radio stations in Charlotte, North Carolina from Beasley Broadcast Group, Inc. (“Beasley”) for a purchase price of $24 million in cash. The Company used cash on hand to fund the acquisition. On October 17, 2016, the Company entered into an asset purchase agreement and a TBA with Beasley to operate three of the four radio stations that were held in the Charlotte Trust. On November 1, 2016, the Company commenced operations of the radio stations held in the Charlotte Trust and began operating the fourth station upon closing on the acquisition with Beasley in January 2017.

During the period of the TBA, the Company included net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0%; and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

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

Pending Acquisition of CBS Radio

On February 2, 2017, the Company and Merger Sub entered into a material definitive agreement with CBS and CBS Radio, and CBS and CBS Radio also entered into an agreement that provides for the separation of CBS Radio from CBS (the “Separation Agreement”), which together provide for the combination of the Company’s business and CBS’s radio business. Prior to February 2, 2017, CBS transferred substantially all of the assets and liabilities of CBS’s radio business to CBS Radio.

At the time of the signing of the CBS Radio Merger Agreement on February 2, 2017, CBS Radio had two classes of common stock, the Radio Series 1 Common Stock, par value $0.01 per share (the “Radio Series 1 Common Stock”) and the Radio Series 2 Common Stock, par value $0.01 per share (the “Radio Series 2 Common Stock”), collectively, (the “Radio Existing Common Stock”).

Prior to the Merger, CBS and CBS Radio will first complete a series of internal distributions and transactions (collectively, the “Radio Reorganization”). Following the consummation of the Radio Reorganization, CBS will consummate an offer to exchange all of the outstanding shares of Radio Existing Common Stock for outstanding shares of CBS Class B Common Stock (the “Final Distribution”). CBS Broadcasting, Inc. will first distribute (the “First Distribution”) all of the outstanding equity of CBS Radio to Westinghouse CBS Holding Company, Inc. (“Westinghouse”). Westinghouse will then distribute all of the outstanding equity of CBS Radio to CBS (the “Second Distribution”). Following the Second Distribution, CBS Radio will then: (a) combine Radio Series 1 Common Stock and Radio Series 2 Common stock into a single class of common stock, par value $0.01 per share (the “Radio New Common Stock”), (b) authorize the issuance of at least 101,407,494 shares of Radio New Common Stock and (c) effect a stock split of the outstanding shares of Radio New Common Stock, as a result of which, as of immediately prior to the effective time of the Final Distribution, 101,407,494 shares of Radio New Common Stock will be issued and outstanding, all of which will be owned directly by CBS (collectively, (a) through (c), the “Stock Split”).

Subject to the terms and conditions of the CBS Radio Merger Agreement and the Separation Agreement, in the event that holders of CBS Class B Common Stock subscribe for less than all of the outstanding shares of Radio Common Stock held by CBS in the exchange offer, CBS will distribute the remaining outstanding shares of Radio Common Stock held by CBS on a pro rata basis to holders of CBS Common Stock whose shares of CBS Common Stock remain outstanding after consummation of the exchange offer (the “Spin-Off”). The Spin-Off will only occur if the exchange offer is consummated but not fully subscribed, meaning that not all of the outstanding shares of Radio Common Stock held by CBS would be distributed in the exchange offer, in that scenario.

Immediately after the consummation of the Final Distribution, Merger Sub will merge with and into CBS Radio, with CBS Radio surviving as a wholly owned subsidiary of the Company. In the Merger, all outstanding shares of Radio Common Stock will be converted into the right to receive an equal number of shares of the Company’s Class A common Stock.

It is estimated that the existing Company shareholders will own approximately 28% and CBS Radio shareholders will own approximately 72% of the combined company’s outstanding shares immediately after consummation of the Merger.

The Company will issue 101,407,494 shares of its Class A common Stock in the Merger. At the time of the Merger, each outstanding RSU and stock option with respect to CBS Class B Common Stock held by employees of CBS Radio will be canceled and converted into equity awards for the Company’s Class A Common Stock. The conversion will be based on the ratio of the volume-weighted average per share closing prices of CBS stock on the five trading days prior to the effective date of the Merger and the Company’s stock on the five trading days following the effective date of the Merger. As a result, approximately 4,004,451 shares will be eligible for issuance in respect of equity awards held by CBS Radio employees in consideration of the replacement of their RSUs and stock options.

In connection with the Merger, CBS Radio received committed financing of up to $500 million of senior secured term loan from the Commitment Parties as an additional tranche under the CBS Radio Credit Agreement. The proceeds of this loan will be used to: (1) refinance the Company’s Credit Facility; (2) redeem the Company’s Preferred; and (3) pay fees and expenses in connection with the refinancing. The committed financing will be an additional tranche under the CBS Radio Credit Agreement. See Note 4, Long-Term Debt, for additional information with respect to this financing.

The total consideration for the Merger is approximately $1.05 billion, based on the Company’s Class A common stock market price per share of $10.35 on June 30, 2017 and the shares to be issued in connection with the Merger. Transaction costs relating to the Merger, including legal and professional fees, of $5.8 million and $16.1 million for the three and six months ended June 30, 2017, respectively, were expensed as incurred.

If the CBS Radio Merger Agreement is terminated in certain circumstances prior to the consummation of the transactions contemplated thereby, the Company will be required to pay CBS a termination fee of $30 million. Either party may terminate the CBS Radio Merger Agreement if the Merger is not consummated on or before November 2, 2017, subject to extension to May 2, 2018, if necessary.

Upon completion of the Merger, certain required divestitures and the debt refinancing described above, which are all expected to occur in the fourth quarter of 2017, the combined company will be named Entercom Communications Corp. and will be listed on the NYSE under the current trading symbol for the Company’s Class A Common Stock, “ETM”.

Merger And Acquisition Costs

The Company records merger and acquisition costs whether or not an acquisition occurs. These costs consist primarily of legal, professional and advisory services and could include restructuring costs.

There were merger and acquisition costs incurred during the first two quarters of 2017 primarily in connection with the announced CBS Merger.

	Six Months Ended
	June 30,
	2017	2016
	(amounts in thousands)
Merger and acquisition costs	$16,100	$—

	Three Months Ended
	June 30,
	2017	2016
	(amounts in thousands)
Merger and acquisition costs	$5,829	$—

Restructuring Costs

The restructuring plan related to the Company’s acquisitions in 2015 included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of June 30, 2017, after excluding the lease abandonment liability as of June 30, 2017, was included in accrued expenses as most expenses are expected to be paid within one year.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2017	2016
	(amounts in thousands)
Restructuring charges, beginning balance	$650	$1,686
Additions through accruals	—	—
Deductions through payments	(34)	(1,036)

Restructuring charges unpaid and outstanding	616	650
Less lease abandonment costs over a long-term period	(539)	(576)

Short-term restructuring charges unpaid and outstanding	$77	$74

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the 2017 acquisition in Charlotte, North Carolina, had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) change in the effective tax rate; (3) interest expense on any debt incurred; and (4) merger and acquisition costs. The pro forma information does not exclude the pro forma impact of any dispositions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(amounts in thousands except share and per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$124,970	$125,343	$223,971	$226,257

Net income (loss) available to the Company	$6,326	$11,011	$(3,093)	$13,985

Net income (loss) available to common shareholders	$5,776	$10,599	$(4,193)	$13,160

Net income (loss) available to common shareholders per common share - basic	$0.15	$0.28	$(0.11)	$0.34

Net income (loss) available to common shareholders per common share - diluted	$0.15	$0.26	$(0.11)	$0.34

Weighted shares outstanding basic	38,944,620	38,468,822	38,935,161	38,462,998

Weighted shares outstanding diluted	39,655,599	41,130,418	38,935,161	39,273,532

Conversion of preferred stock for dilutive purposes under the as if method	anti-dilutive	dilutive	anti-dilutive	anti-dilutive

10.	ASSETS HELD FOR SALE

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

As of June 30, 2017, the Company entered into an agreement to sell a parcel of land along with the land improvements, broadcasting tower and building located on the property, in one of its markets for $3.3 million and classified these assets as assets held for sale. This transaction, which is expected to be completed in the fourth quarter of 2017, is expected to result in a gain of $0.3 million, net of commissions of $0.2 million.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying value of these assets was less than the fair value by utilizing offers from third parties for a bundle of assets. This is considered a Level 3 measurement.

The major categories of these assets are as follows:

	Assets Held For Sale
	June 30,	December 31,
	2017	2016
	(amounts in thousands)
Land and land improvements	$2,820	$—
Building	8	—
Equipment	184	—

Total property and equipment	3,012	—
Depreciation and amortization	195	—

Net property and equipment	2,817	—

Assets held for sale	2,817	—

Net assets held for sale	$2,817	$—

11.	SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	June 30,	December 31,
	Location	2017	2016
		(amounts in thousands)
Short-term	Other current liabilities	$251	$260
Long-term	Other long-term liabilities	507	348

Total		$758	$608

Employee Stock Purchase Plan

The Company adopted the Entercom 2016 Employee Stock Purchase Plan (the “ESPP”) during the second quarter of 2016 that commenced with the third quarter of 2016. The ESPP allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

Pursuant to the CBS Radio Merger Agreement, until the earlier of the termination of the CBS Radio Merger Agreement or the consummation of the Merger, the Company has agreed not to issue or authorize any shares of its capital stock. As a result, the Company effectively suspended the ESPP during the second quarter of 2017. There were no shares purchased and the Company did not recognize any non-cash compensation expense in connection with the ESPP during the three months ended June 30, 2017. The Company plans to resume the ESPP after the consummation of the Merger, which is expected to occur in the fourth quarter of 2017.

	Six Months Ended
	June 30,
	2017	2016
	(amounts in thousands)
Number of shares purchased	15	—

Non-cash compensation expense recognized	$32	$—

12.	CONTINGENCIES AND COMMITMENTS

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

13.	SUBSEQUENT EVENTS

Events occurring after June 30, 2017, and through the date that these consolidated financial statements were issued were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On July, 10 2017, the Company filed an amendment to a Registration Statement with the SEC on Form S-4/A relating to the Merger. The amendment provides that, among other things, immediately following the consummation of the transactions contemplated by the Merger, the Company’s board of directors will be comprised of ten members, including all six directors from the Company’s current board of directors and four new directors. Two of the new directors are affiliated with CBS, while the other two are unaffiliated with both the Company and CBS.

On July 12, 2017, the Company filed a proxy statement relating to a special meeting of the shareholders in connection with the Merger.

On July 26, 2017, the Company purchased a minority ownership interest in DGital Media Inc. (“DGital”), a leading creator of premium, personality-based podcasts and other on-demand audio content, for $9.7 million. Under the terms of the purchase agreement, the Company also obtained an option to acquire the remaining ownership interest in DGital in 2021. The Company and DGital entered into a multi-year services agreement under which DGital will dedicate significant resources to create world-class, original on-demand audio content leveraging the Company’s deep roster of local talent and relationships in the world of sports, news, politics, music, comedy, and technology. DGital will also serve as the Company’s exclusive third party advertisement sales representative for all of its podcasts and other on-demand audio.

On July 28, 2017, the Company declared a special one-time dividend of $0.20 per share payable on August 30, 2017 to shareholders of record on August 15, 2017. This dividend is permitted under the terms of the CBS Radio Merger Agreement. This special one-time dividend will accompany the Company’s regular quarterly dividend of $0.075 per share which will be paid on September 15, 2017 to shareholders of record on August 15, 2017.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2017 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016:

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

Transaction costs relating to the Merger, including legal, advisory services and professional fees, of $16.1 million, were expensed as incurred during the first two quarters of 2017 and are included in merger and acquisition costs.

Disposal Of FCC Broadcasting License Related To The Merger

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Debt Refinancing Lowered Our Interest Expense

On November 1, 2016, we entered into a $540 million credit facility (the “Credit Facility”) and used the proceeds to: (1) refinance our outstanding senior credit facility (the “Former Credit Facility”) that was comprised of: (a) a term loan component (“Former Term B Loan”) with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption of the $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”) and discharge the Indenture governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. This refinancing lowered our interest expense in the first two quarters of 2017.

Charlotte Acquisition

On January 6, 2017, we completed a transaction with Beasley Broadcast Group, Inc. (“Beasley”) to acquire four radio stations in Charlotte, North Carolina, for a purchase price of $24 million in cash (the “Beasley Acquisition”). We used cash on hand to fund the acquisition. We commenced operations under a time brokerage agreement (“TBA”) for three of the stations on November 1, 2016 and the fourth station upon acquisition on January 6, 2017, that increased our net revenues, station operating expenses and depreciation and amortization expenses.

Goodwill Impairment

Our annual goodwill impairment test indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Six Months Ended June 30, 2017 As Compared To The Six Months Ended June 30, 2016

	SIX MONTHS ENDED JUNE 30,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$224.0	$218.6	2%

OPERATING EXPENSE:
Station operating expenses	168.2	156.4	8%
Depreciation and amortization expense	5.2	5.0	4%
Corporate general and administrative expenses	19.4	16.1	20%
Impairment loss	0.4	0.1	300%
Merger and acquisition costs	16.1	—	nmf
Other operating (income) expenses	13.3	(1.3)	nmf

Total operating expense	222.6	176.3	26%

OPERATING INCOME (LOSS)	1.4	42.3	(97%)

NET INTEREST EXPENSE	12.1	18.5	(35%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(10.7)	23.8	(145%)

INCOME TAXES (BENEFIT)	(7.8)	8.6	(191%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	(2.9)	15.2	(119%)
Preferred stock dividend	(1.1)	(0.8)	38%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4.0)	$14.4	(128%)

Net Revenues

Contributing to the increase in net revenues was the operation of four stations in the Charlotte market during the current period which were not operated by us during the prior period. Offsetting this increase, net revenues were negatively impacted by several factors including the reduction in political advertising and the return of a broadcasting license to the FCC in the first quarter of 2017 to facilitate the Merger.

Net revenues increased the most for our stations located in the Atlanta and Miami markets. Net revenues decreased the most for our stations located in the Denver market and several of our other larger markets.

Station Operating Expenses

Station operating expenses increased in the high-single digits for the current period primarily due to an increase in costs associated with operating additional stations acquired in Charlotte, North Carolina, and fees associated with new broadcast rights for a major league baseball team in one of our markets.

Station operating expenses include non-cash compensation expense of $0.6 million for the six months ended June 30, 2017 and June 30, 2016.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the stations acquired in Charlotte, North Carolina.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to the increase in costs associated with: (1) certain contractual obligations of $1.3 million to a senior executive as a result of the non-renewal of his employment agreement; (2) an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (3) an increase in corporate marketing capabilities and staff.

Corporate general and administrative expenses include non-cash compensation expense of $2.5 million and $2.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Merger and acquisition costs

Merger and acquisition costs increased due to transaction costs relating to the Merger. These costs primarily consist of legal, professional, and other advisory services.

Other operating (income) expenses

Other operating expenses increased primarily as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Operating Income (Loss)

Operating income in the current period decreased primarily due to: (1) an increase in merger and acquisition costs of $16.1 million in connection with the Merger; (2) the recognition of a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger; (3) an increase in station operating expenses for the reasons described above; and (4) an increase in corporate, general and administrative expenses for the reasons described above.

Interest Expense

Interest expense declined primarily as a result of the refinancing on November 1, 2016, that included the retirement of our Senior Notes using lower cost bank debt.

As a result of the refinancing, we expect interest expense to decrease in future periods as compared to the prior year.

Income (Loss) Before Income Taxes (Benefit)

The generation of a loss before income taxes was largely attributable to the transaction costs incurred in connection with the Merger and the loss generated as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Income Taxes (Benefit)

Tax Rate For The Six Months Ended June 30, 2017

The estimated annual effective income tax rate was 72.9% which was determined using a forecasted rate based upon taxable income for the year. The estimated annual effective income tax rate as compared to the expected tax rate of 40% was primarily impacted by significant, non-deductible merger and acquisition costs related to the Merger. The estimated annual effective tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as a significant amount of these costs are not deductible for federal and state income tax purposes. We estimate that our 2017 estimated annual effective tax rate before discrete items, which may fluctuate from quarter to quarter, will be 64.3%.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of a $0.8 million for the six months ended June 30, 2017, from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

Tax Rate For The Six Months Ended June 30, 2016

The effective income tax rate was 35.9%, which was impacted by discrete income tax benefits from recent legislation in certain single member states that allowed for: (1) the reversal of partial valuation allowances; and (2) a retroactive decrease in deferred tax liabilities associated with our non-amortizable broadcast licenses and goodwill assets. The impact of discrete items to the income tax rate is typically substantially greater in the first quarter of the year as income before income taxes is the lowest as compared to subsequent quarters.

Net Deferred Tax Liabilities

As of June 30, 2017, and December 31, 2016, our net deferred tax liabilities were $79.8 million and $92.9 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill. As a result of adopting the amended accounting guidance for stock-based compensation further described in Note 1, Basis of Presentation and Significant Policies, we recorded a $4.6 million adjustment to equity on January 1, 2017. The corresponding debit was to deferred tax assets, effectively reducing the net deferred tax liabilities by the same amount.

Net Income (Loss) Available To The Company

The decrease in net income available to the Company was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2017 as compared to the same period in the prior year:

Merger And Acquisition Costs Incurred Under The CBS Radio Merger Agreement

Transaction costs relating to the Merger, including legal, advisory services and professional fees of $5.8 million, were expensed as incurred during three months ended June 30, 2017 and are included in merger and acquisition costs.

Charlotte Acquisition

On January 6, 2017, we completed the Beasley Acquisition to acquire four radio stations in Charlotte, North Carolina. We commenced operation of three stations under a TBA on November 1, 2016 and a fourth station upon acquisition on January 6, 2017, which increased our net revenues, station operating expenses, depreciation and amortization and interest expense.

Debt Refinancing Lowered Our Interest Expense

As a result of our debt refinancing completed in the fourth quarter of 2016, we lowered our interest expense for the second quarter of 2017.

Goodwill Impairment

Our annual goodwill impairment test indicated that the goodwill allocated to our Boston, Massachusets market was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Three Months Ended June 30, 2017 As Compared To The Three Months Ended June 30, 2016

	THREE MONTHS ENDED JUNE 30,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$125.0	$121.6	3%

OPERATING EXPENSE:
Station operating expenses	91.0	83.7	9%
Depreciation and amortization expense	2.5	2.5	0%
Corporate general and administrative expenses	8.9	8.5	5%
Impairment loss	0.5	—	nmf
Merger and acquisition costs and restructuring charges	5.8	—	nmf
Other operating (income) expenses	(0.1)	(0.7)	86%

Total operating expense	108.6	94.0	16%

OPERATING INCOME (LOSS)	16.4	27.6	(41%)

NET INTEREST EXPENSE	6.1	9.2	(34%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	10.3	18.4	(44%)

INCOME TAXES (BENEFIT)	3.8	7.6	(50%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	6.5	10.8	(40%)
Preferred stock dividend	(0.6)	(0.4)	(50%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5.9	$10.4	(43%)

Net Revenues

Contributing to the increase in net revenues was the operation of four stations in the Charlotte market during the quarter which were not operated by us during the same period in the prior year. Offsetting this increase, net revenues was negatively impacted by several factors including the reduction in political advertising and the return of a broadcasting license to the FCC in the first quarter of 2017 to facilitate the Merger.

Net revenues increased the most for our stations located in the Kansas City and Miami markets.

Net revenues decreased the most for our stations located in the Denver market and several of our other larger markets.

Station Operating Expenses

Station operating expenses increased in the high-single digits primarily due to an increase in costs associated with operating additional stations acquired in Charlotte, North Carolina.

Station operating expenses include non-cash compensation expense of $0.4 million for the three months ended June 30, 2017 and June 30, 2016.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to the increase in costs associated with: (1) an increase in deferred compensation expense of $0.2 million as our deferred compensation liability generally tracks the movements in the stock market; and (2) and an increase in corporate marketing capabilities and staff.

Corporate general and administrative expenses include non-cash compensation expense of $1.1 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

Operating Income (Loss)

Operating income decreased primarily due to: (1) an increase in station operating expenses for the reasons described above; (1) an increase in merger and acquisition costs of $5.8 million in connection with the Merger; and (3) an increase in corporate, general, and administrative expenses for the reasons described above.

Interest Expense

Interest expense declined primarily as a result of the refinancing on November 1, 2016, that included the retirement of our Senior Notes using lower cost bank debt.

As a result of the refinancing, we expect interest expense to decrease in future periods as compared to the prior year.

Income (Loss) Before Income Taxes (Benefit)

The decrease in the income before income taxes was primarily attributable to the increase in station operating expenses described above and the transaction costs incurred in connection with the Merger.

Income Taxes (Benefit)

For the three months ended June 30, 2017, the effective income tax rate was 37.4%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

The effective tax rate for the quarter, as compared to the estimated annual effective tax rate of 64% was primarily impacted by: (1) significant, non-deductible merger and acquisition costs related to the Merger; and (2) the discrete impact related to the change in the estimated annual effective tax rate from the three months ended March 31, 2017.

For the three months ended June 30, 2016, the effective income tax rate was 41.2%, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The decrease was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Liquidity And Capital Resources

Liquidity

As of June 30, 2017, we had $467.5 million outstanding under our Credit Facility, which includes a term B loan of $458.0 million (the “Term B Loan”) and $9.5 million outstanding under a revolving credit facility (the “Revolver”). In addition, we had $0.7 million in outstanding letters of credit and $49.8 million available under the Revolver. As of June 30, 2017, we had $8.6 million in cash and cash equivalents. For the six months ended June 30, 2017, we decreased our outstanding debt by $12.5 million.

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

The Credit Facility is comprised of the Revolver and the Term B Loan.

The $60 million Revolver has a maturity date of November 1, 2021. The undrawn amount of the Revolver was $49.8 million as of June 30, 2017. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.

The $480 million Term B Loan has a maturity date of November 1, 2023.

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year. The estimated Excess Cash Flow payment due in the first quarter of 2018 is included under the current portion of long-term debt, net of any prepayments.

As of June 30, 2017, we were in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

As of June 30, 2017, our Consolidated Leverage Ratio was 4.3 times versus a covenant of 5.0 times and our Consolidated Interest Coverage Ratio was 4.2 times versus a covenant of 2.0 times.

Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that cash on hand, cash from the Revolver and cash from operating activities, together with the proceeds of the committed financing, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

Upon closing on the Lincoln Acquisition in 2015, we issued $27.5 million in perpetual cumulative convertible preferred stock (“Preferred”) that, in the event of a liquidation, ranks senior to common stock in our capital structure. The Preferred is convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we can redeem the Preferred in cash at a price of 100%. The dividend rate on the Preferred increases over time from 6% to 12%. We declared and paid dividends in each quarter since the Preferred was issued.

As described above, the Preferred is expected to be redeemed in full in connection with the CBS Radio Merger Agreement.

Operating Activities

Net cash flows provided by operating activities were $14.9 million and $24.6 million for the six months ended June 30, 2017 and 2016, respectively. The cash flows from operating activities decreased primarily due to: (1) the increase in merger and acquisition costs of $16.1 million associated with the Merger; and (2) a $6.4 million increase in station operating expenses, net of an increase in net revenues. This increase in costs was partially offset by a $9.2 million decrease in cash available from working capital, primarily due to the timing of our interest expense payments and other accrued expenses.

Investing Activities

Net cash flows used in investing activities were $31.3 million for the six months ended June 30, 2017, which primarily reflected the cash paid to complete the Beasley Acquisition of $24.0 million and additions to property and equipment of $6.7 million.

Net cash flows provided by investing activities were $4.9 million for the six months ended 2016, which primarily reflected the proceeds of $7.1 million from the sale of several properties that were reflected under assets held for sale as of December 31, 2015, offset by additions to property and equipment of $2.0 million.

Financing Activities

Net cash flows used in financing activities were $21.8 million and $27.6 million for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $12.5 million and the payment of common stock dividends of $5.8 million. For the six months ended June 30, 2016, the cash flows used in financing activities primarily reflect the reduction of our net borrowings of $21.7 million and the payment of a common stock dividend of $2.9 million.

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

Income Taxes

During the six months ended June 30, 2017, we paid $0.1 million in federal and state income taxes. We expect that our quarterly federal and state corporate net income tax obligations will be minimal for the balance of the year as we have significant net operating loss carryovers available to offset future income. We do expect to make federal alternative minimum tax (“AMT”) payments during subsequent quarters. The AMT payments are available as a credit to offset income tax liabilities in future years.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2017, were $6.7 million. We anticipate that total capital expenditures in 2017 will be between $14.0 million and $16.0 million. Capital expenditures this year are estimated to be higher primarily due to the relocation of studio facilities in several markets.

Contractual Obligations

If the CBS Radio Merger Agreement is terminated under certain circumstances, we will be required to pay CBS a termination fee of $30 million and the costs for the committed financing.

Excluding any contractual obligations associated with the Merger that was entered into on February 2, 2017, as of June 30, 2017, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

As of December 31, 2016, we had a Variable Interest Entity (“VIE”) that required consolidation. As of December 31, 2016, we consolidated the assets and liabilities of the VIE within our consolidated financial statements, using fair values for the assets and liabilities as if we had closed on the Beasley Acquisition as of December 31, 2016. The consolidated assets and liabilities of the consolidated VIE at December 31, 2016, represented only the assets and liabilities of the three stations held in a trust (“Charlotte Trust”). Upon the completion of the acquisition from Beasley on January 6, 2017, we reversed the VIE amounts and recorded the assets and liabilities of all four radio stations based upon the preliminary purchase price allocation. Refer to Note 9, Business Combinations, for additional information.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2017. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016. We have, however, provided additional disclosures related to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2017.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2017, we have recorded approximately $844 million in radio broadcasting licenses and goodwill, which represents 82% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses was in 2012. As a result of our annual impairment testing during the second quarter of 2017, we recognized an impairment loss on our goodwill of $0.4 million.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We completed our annual impairment test for broadcasting licenses during the second quarter of 2017 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

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

The following table reflects the estimates and assumptions used in 2017 as compared to the second quarter of 2016, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2017	2016
Discount rate	9.25%	9.5%
Operating profit margin ranges expected for average stations in the markets where the Company operates	19% to 40%	14% to 40%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2017, for 24 units of accounting (24 geographical markets) where the carrying values of the licenses are considered material to our financial statements (three of our 28 markets are considered immaterial). The annual impairment test in 2017 did not include the new market added during the first quarter of 2017. For the new market added during the first quarter of 2017, similar techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting. Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units Of Accounting As Of June 30, 2017
	Based Upon The Valuation As Of June 30, 2017
	Percentage Range By Which Fair Value Exceeds
	The Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of accounting	4	6	1	13
Carrying value (in thousands)	$243,115	$260,220	$17,135	$271,579

Broadcasting Licenses Valuation At Risk

The second quarter 2017 impairment test of our broadcasting licenses indicated that there were 10 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 10 units of accounting have a carrying value of $503.3 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 23 separate reporting units (five of our 28 reporting units have no goodwill recorded as of June 30, 2017). The annual impairment test in 2017 did not include the new market added during the first quarter of 2017. For the new market added during the first quarter of 2017, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

In January 2017, the accounting guidance was amended to modify the accounting for goodwill impairment by removing the second step of the goodwill impairment test. Under the amended guidance, if the carrying amount of goodwill of any reporting unit reflected in the balance sheet exceeds its fair value, we will consider the goodwill to be impaired. Under the previous accounting guidance, we would be required to perform a second step of the impairment test by comparing the amount reflected in the balance sheet to the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. We elected to early adopt this amended accounting guidance for our annual impairment test during the second quarter of 2017.

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

In our goodwill analysis, we considered the results of the market and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. This multiple was consistent with the multiple applied to all markets in the second quarter of 2016. We also utilized the discounted cash flow method to calculate the fair value of the reporting unit. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

The following table reflects certain key estimates and assumptions that applied to our markets and were used in the second quarter of 2017 and in the second quarter of 2016, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2017	2016
Discount rate	9.25%	9.5%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x

The results of the goodwill impairment test indicated that the carrying value of goodwill for our Boston, Massachusetts market exceeded its fair value by a material amount. The amount by which the carrying value exceeded the fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, we determined that the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded and impairment loss during the second quarter of 2017 in the amount of $0.4 million. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our consolidated cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of June 30, 2017 for 23 reporting units under the goodwill impairment test during the second quarter of 2017. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Reporting Units As Of June 30, 2017 Based Upon The Valuation As Of June 30, 2016 Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of reporting units	2	3	—	17
Enterprise carrying value (in thousands)	$126,114	$188,527	$—	$417,636
Goodwill carrying value (in thousands)	$1,656	$8,968	$—	$23,037

Goodwill Valuation At Risk

The second quarter 2017 impairment test of our goodwill indicated that there were five reporting units that exceeded the carrying value by 10% or less. In aggregate, these five reporting units have a carrying value of $314.6 million, of which $10.6 million is goodwill.

Future impairment charges may be required on any of our reporting units, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2017, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of	Results Of	Results Of
	Long-Term	Operating	Weighted
	Revenue	Performance	Average
	Growth	Cash Flow	Cost Of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$23,171	$2,059	$55,743

Goodwill (2)
Incremental goodwill impairment	$18,599	$6,905	$38,950

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1.

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

As of June 30, 2017, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (1) our Term B Loan would increase $4.6 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.6 million, assuming our entire Revolver was outstanding as of June 30, 2017.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of June 30, 2017, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2017, we did not have any investments in money market instruments.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2017:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2017 - April 30, 2017	2,789	$13.89	—	$—
May 1, 2017 - May 31, 2017	2,528	$10.05	—	$—
June 1, 2017 - June 30, 2017	248	$10.05	—	$—

Total	5,565		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended June 30, 2017, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (1) 2,789 shares at an average price of $13.89 per share in April 2017; (2) 2,528 shares at an average price of $10.05 per share in May 2017; and (3) 248 shares at an average price of $10.05 per share in June 2017. These shares are included in the table above.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

N/A

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.2	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.3	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.4	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

4.1	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016)

4.2	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. ((Incorporated by reference to an Exhibit 4.1 to our Current Report on Form 8-K filed on July 17, 2015)

10.1	Entercom Non-Employee Director Compensation Policy Adopted May 10, 2017 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on May 16, 2017)

10.2	Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew Sutor. (*)

10.3	Second Amendment to Amended and Restated Employment Agreement, dated May 10, 2017, between Entercom Communications Corp. and Joseph M. Field (*)

10.4	Tax Gross-Up Waiver Agreement between Entercom Communications Corp. and David J. Field dated as of April 19, 2017 (*)

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 4, 2017	/S/ David J. Field Name: David J. Field Title: President and Chief Executive Officer (principal executive officer)

Date: August 4, 2017	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.2	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.3	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.4	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

4.1	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016)

4.2	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. ((Incorporated by reference to an Exhibit 4.1 to our Current Report on Form 8-K filed on July 17, 2015)

10.1	Entercom Non-Employee Director Compensation Policy Adopted May 10, 2017 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on May 16, 2017)

10.2	Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew Sutor. (*)

10.3	Second Amendment to Amended and Restated Employment Agreement, dated May 10, 2017, between Entercom Communications Corp. and Joseph M. Field (*)

10.4	Tax Gross-Up Waiver Agreement between Entercom Communications Corp. and David J. Field dated as of April 19, 2017 (*)

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.
(*)	Filed herewith.