Form 10-Q
period 2017-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2017-11-06
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Class A common stock, $0.01 par value – 33,532,404 Shares Outstanding as of October 27, 2017

(Class A Shares Outstanding include 1,773,121 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 7,197,532 Shares Outstanding as of October 27, 2017.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017, and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q, in our Current Reports on Form 8-K, on Form S-4 filed with the SEC on April 12, 2017, and on Forms S-4/A filed with the SEC on May 30, 2017, July 10, 2017, August 24, 2017, October 10, 2017, October 16, 2017, and October 19, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
ASSETS:
Cash	$5,386	$46,843
Accounts receivable, net of allowance for doubtful accounts	92,343	92,172
Prepaid expenses, deposits and other	9,504	7,670

Total current assets	107,233	146,685
Net property and equipment	67,432	63,375
Radio broadcasting licenses	756,613	823,195
Goodwill	32,054	32,718
Assets held for sale	57,999	—
Deferred charges and other assets, net of accumulated amortization	20,145	10,260

TOTAL ASSETS	$1,041,476	$1,076,233

LIABILITIES:
Accounts payable	$491	$481
Accrued expenses	23,161	18,857
Other current liabilities	21,223	19,603
Non-controlling interest - variable interest entity	—	23,959
Long-term debt, current portion	3,618	4,817

Total current liabilities	48,493	67,717

Long-term debt, net of current portion	470,923	467,651
Deferred tax liabilities	82,652	92,898
Other long-term liabilities	28,506	26,861

Total long-term liabilities	582,081	587,410

Total liabilities	630,574	655,127

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	27,845	27,732

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	407	407
Additional paid-in capital	589,524	605,603
Accumulated deficit	(206,874)	(212,636)

Total shareholders’ equity	383,057	393,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,476	$1,076,233

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016	2017	2016
NET REVENUES	$122,299	$121,641	$346,270	$340,221

OPERATING EXPENSE:
Station operating expenses, including non-cash compensation expense	87,853	84,089	256,022	240,442
Depreciation and amortization expense	2,904	2,488	8,068	7,452
Corporate general and administrative expenses, including non-cash compensation expense	9,335	8,797	28,776	24,888
Impairment loss	—	—	441	62
Merger and acquisition costs	8,825	670	24,925	670
Net time brokerage agreement (income) fees	—	—	34	—
Net (gain) loss on sale or disposal of assets	(103)	(91)	13,155	(1,310)

Total operating expense	108,814	95,953	331,421	272,204

OPERATING INCOME (LOSS)	13,485	25,688	14,849	68,017

NET INTEREST EXPENSE	6,476	9,014	18,586	27,553
OTHER (INCOME) EXPENSE	—	(2,299)	—	(2,299)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	7,009	18,973	(3,737)	42,763
INCOME TAXES (BENEFIT)	2,909	7,553	(4,921)	16,097

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	4,100	11,420	1,184	26,666
Preferred stock dividend	(663)	(526)	(1,763)	(1,351)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,437	$10,894	$(579)	$25,315

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.09	$0.28	$(0.01)	$0.66

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.09	$0.28	$(0.01)	$0.64

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.275	$0.075	$0.425	$0.150

WEIGHTED AVERAGE SHARES:
Basic	38,954,788	38,484,578	38,947,533	38,457,061

Diluted	39,727,976	41,433,200	38,947,533	39,373,988

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND YEAR ENDED DECEMBER 31, 2016

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	1,184	1,184
Compensation expense related to granting of stock awards	183,980	2	—	—	4,627	—	4,629
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	6,500	—	—	—	22	—	22
Purchase of vested employee restricted stock units	(167,620)	(2)	—	—	(2,544)	—	(2,546)
Payment of dividends on common stock	—	—	—	—	(16,659)	—	(16,659)
Dividend equivalents, net of forfeitures	—	—	—	—	(591)	—	(591)
Payment of dividends on preferred stock	—	—	—	—	(1,650)	—	(1,650)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, September 30, 2017	33,547,877	$335	7,197,532	$72	$589,524	$(206,874)	$383,057

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$1,184	$26,666
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,068	7,452
Amortization of deferred financing costs (including original issue discount)	1,752	2,209
Net deferred taxes (benefit) and other	(4,921)	16,097
Provision for bad debts	1,742	1,129
Net (gain) loss on sale or disposal of assets	13,155	(1,310)
Non-cash stock-based compensation expense	4,629	4,660
Deferred rent	(109)	208
Deferred compensation	2,242	1,471
Impairment loss	441	62
Accretion expense (income), net of asset retirement obligation adjustments	(341)	23
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(4,057)	(5,390)
Prepaid expenses and deposits	(2,079)	(2,044)
Accounts payable and accrued liabilities	6,983	(192)
Accrued interest expense	(1,759)	4,749
Accrued liabilities - long-term	(1,438)	(1,639)
Prepaid expenses - long-term	(83)	(3,166)

Net cash provided by (used in) operating activities	25,409	50,985

INVESTING ACTIVITIES:
Additions to property and equipment	(12,056)	(4,316)
Proceeds from sale of property, equipment, intangibles and other assets	18	7,118
Purchases of radio stations	(24,000)	(92)
Additions to amortizable intangible assets	(663)	(188)
Purchases of investments	(9,700)	—
(Deconsolidation) consolidation of a VIE	(302)	—
Additions to non-amortizable intangible assets	—	(35)

Net cash provided by (used in) investing activities	(46,703)	2,487

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	57,500	21,500
Proceeds from the capital lease obligations and other	—	102
Payments of long-term debt	(57,012)	(65,262)
Proceeds from issuance of employee stock plan	182	194
Proceeds from the exercise of stock options	22	39
Purchase of vested employee restricted stock units	(2,546)	(2,205)
Payment of dividends on common stock	(16,550)	(5,772)
Payment of dividend equivalents on vested restricted stock units	(109)	(91)
Payment of dividends on preferred stock	(1,650)	(1,238)

Net cash provided by (used in) financing activities	(20,163)	(52,733)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,457)	739
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,843	9,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,386	$9,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,474	$21,046

Income taxes	$352	$339

Dividends on common stock	$16,550	$5,772

Dividends on preferred stock	$1,650	$1,238

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

On February 2, 2017, the Company and its newly formed wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as the Company’s wholly owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make the Company a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 22 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by the Company’s shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to regulatory requirements.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2016, that was filed with the SEC on February 28, 2017.

Revision of Prior Period Financial Statements for Digital Revenue Contracts

In connection with the preparation of the Company’s consolidated financial statements, the Company identified immaterial errors in prior periods relating to the netting of certain digital expenses against certain digital revenues. Since the Company acts as a principal in certain digital revenue contracts, the expenses should not have been netted against gross revenues. The impact of these errors was not material to any prior period. Consequently, the Company corrected the errors in the second quarter of 2017 by increasing net revenues and station operating expenses on the consolidated statements of operations by the amounts below. As the two line items are adjusted by offsetting amounts, the corrections had no impact on income before taxes, income taxes (benefit), net income, earnings per share or diluted earnings per share, shareholders’ equity, cash flows from operations, or working capital. The corrections had no impact on the consolidated balance sheets or statements of cash flows.

The following tables include the revisions to the consolidated statements of operations for the interim and annual periods during 2017, 2016, and 2015:

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

Definition of a Business

In January 2017, the accounting guidance was amended to modify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, under a prospective application method. As described in Note 10, Assets Held for Sale, and Note 13, Subsequent Events, the Company entered into several binding and non-binding transactions with third parties in order to dispose of or exchange multiple radio stations in several markets. These divestitures and exchanges were entered into in order to comply with certain regulatory requirements, in order to facilitate the Merger. Based upon the Company’s preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of assets that meet the definition of a business under the amended guidance.

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

Stock-Based Compensation

In May 2017, the accounting guidance was amended to clarify modification accounting for stock-based compensation. The guidance is effective for the Company as of January 1, 2018, on a prospective basis, although early adoption is permitted for interim periods. Under the amended guidance, the Company will only apply modification accounting for stock-based compensation if there are: (1) changes in the fair value or intrinsic value of share-based compensation; (2) changes in the vesting conditions of awards; and (3) changes in the classification of awards as equity instruments or liability instruments. The Company is currently in the process of reviewing the new guidance, but based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

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

Leasing Transactions

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This change will apply to the Company’s leased assets such as real estate, broadcasting towers and equipment. Additionally, the Company will be required to provide additional disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company anticipates its accounting for existing capital leases to remain substantially unchanged.

While the Company is currently reviewing the effects of this guidance, the Company believes that this modification to operating leases would result in: (1) an increase in the ROU assets and lease liabilities reflected on the Company’s consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than one year; and (2) no material change to the expense associated with the ROU assets.

This guidance is effective for the Company as of January 1, 2019, and must be implemented using a modified retrospective approach, with certain practical expedients available.

Financial Instruments

In January 2016, the accounting guidance was modified with respect to recognition, measurement, presentation and disclosure of financial instruments. The most notable impact of the amended accounting guidance for the Company is that this modification effectively supersedes and eliminates current accounting guidance for cost-method investments. Refer to Note 8, Fair Value of Financial Instruments, for additional information on the Company’s cost-method investments.

The guidance is effective for the Company as of January 1, 2018, and early adoption is not permitted. The Company will adopt the new guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings, if applicable, as of the effective date.

The Company’s investments continue to be carried at their original cost and there have been no impairments in the cost-method investments or returns of capital. While the Company is currently reviewing the effects of this guidance, the Company believes that adoption of this modified accounting guidance would not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company has completed the first two phases of the implementation process. In connection with the first phase, the Company performed the following activities during the second quarter of 2017: (1) completed an internal assessment of the Company’s operations and identified its significant revenue streams; (2) held revenue recognition conversations with certain of its sales managers and business managers across its markets for each of the identified revenue streams; and (3) reviewed a representative sample of contracts and documented the key economics of the contracts to identify applicable qualitative revenue recognition changes related to the amended accounting guidance. In connection with the second phase, the Company performed the following activities during the third quarter of 2017: (1) established and documented key accounting policies; (2) assessed the disclosure requirements of the new standard; and (3) determined the impact on business processes and internal controls. The Company’s final phase will be to effectively implement the amended accounting guidance and embed the new accounting treatment into the Company’s business processes and internal controls to support the financial reporting requirements. The Company expects to complete this final phase of the implementation process in the fourth quarter of 2017. The Company plans to adopt the amended accounting guidance as of January 1, 2018, using the modified retrospective method.

The Company is still evaluating the impact that the amended accounting guidance will have on the Company’s consolidated financial statements and will be unable to quantify its impact until it completes the final phase of its implementation process. Based upon its preliminary assessment, which is subject to change, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. Upon adoption of this guidance, the Company will enhance its current disclosures to allow users of the financial statements to comprehend information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the Company’s contracts with its customers.

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

On September 26, 2017, the Company entered into an agreement to divest three stations to Educational Media Foundation (“EMF”). This transaction is the first divestiture in a series of required divestitures related to the Company’s pending Merger with CBS Radio. The Company conducted an analysis and determined the assets of these three stations met the criteria to be classified as held for sale at September 30, 2017. Accordingly, the Company reclassified the amount of radio broadcasting licenses and goodwill allocable to these three stations to the assets held for sale financial statement line item at September 30, 2017. Refer to Note 10, Assets Held for Sale, for additional information.

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

The following table presents the changes in broadcasting licenses as described above:

	Broadcasting Licenses Carrying Amount
	September 30, 2017	December 31, 2016
	(amounts in thousands)
Beginning of period balance as of January 1,	$823,195	$807,381
Disposition of FCC broadcasting license	(13,500)	—
Consolidation (deconsolidation) of a VIE	(15,738)	15,738
Acquisition of radio stations	17,174	—
Acquisitions—other	—	112
Assets held for sale	(54,518)	—
Disposition of radio stations previously reflected as held for sale	—	(36)

Ending period balance	$756,613	$823,195

The following table presents the changes in goodwill primarily as a result of acquisitions of radio stations, the pending divestiture of three stations, and the Company’s annual impairment test.

	Goodwill Carrying Amount
	September 30, 2017	December 31, 2016
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$158,333	$158,244
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	32,718	32,629
Loss on impairment during year	(441)	—
Acquisition of radio stations	43	—
Assets held for sale	(266)	—
Adjustment to acquired goodwill associated with an assumed fair value liability	—	92
Disposition of radio stations previously reflected as assets held for sale	—	(3)

Ending period balance	$32,054	$32,718

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the direct method.

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test in 2017 did not include the new market acquired during the first quarter of 2017. For the new market acquired during the first quarter of 2017, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

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

There were no events or circumstances since the Company’s second quarter annual license impairment test that indicated an interim review of broadcasting licenses was required, other than as described below.

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

During the second quarter of the current year, the Company’s quantitative assessment indicated that the goodwill allocated to its Boston, Massachusetts market was impaired. The annual impairment test in 2017 did not include the new market acquired during the first quarter of 2017. For the new market acquired during the first quarter of 2017, similar valuation techniques that are used in the testing process were applied to the valuation of the goodwill under purchase price accounting.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

There were no events or circumstances since the Company’s second quarter annual goodwill test that indicated an interim review of goodwill was required, other than as described below.

Annual Broadcasting Licenses and Goodwill Impairment Test for Newly Acquired Market

As discussed above, the annual impairment test for broadcasting licenses and goodwill, which was performed in the second quarter of 2017, did not include the broadcasting licenses and goodwill of the new market acquired by the Company during the first quarter of 2017. As the new market’s broadcasting licenses and goodwill are required to be tested at least annually for impairment, the Company elected to conduct an annual impairment test during the third quarter of 2017 of the broadcasting licenses and goodwill of the newly acquired market only.

Conducting this interim impairment test on the broadcasting licenses and goodwill of the newly acquired market will allow the Company to align the testing periods of all markets in the annual impairment test performed in the second quarter of 2018 and each annual impairment test thereafter.

The annual impairment test of the newly acquired market’s broadcasting licenses and goodwill applied similar valuation techniques, valuation approaches and assumptions to those used in the annual impairment test conducted in the second quarter of 2017. The Company made reasonable estimates and assumptions to calculate the fair value of the newly acquired market’s broadcasting licenses and goodwill. These estimates and assumptions could be materially different from actual results. As a result of the annual impairment test of the newly acquired market, the Company determined that the fair value of its broadcasting licenses and goodwill was greater than the amount reflected in the balance sheet for the newly acquired market and, accordingly, no impairment was recorded.

3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2017	December 31, 2016
	(amounts in thousands)
Accrued compensation	$9,628	$8,059
Accounts receivable credits	2,590	3,571
Advertiser obligations	2,540	1,102
Accrued interest payable	1,828	3,587
Other	4,637	3,284

Total other current liabilities	$21,223	$19,603

4. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 1, 2016, the Company and its wholly owned subsidiary, Entercom Radio, LLC, (“Radio”) entered into a $540 million credit agreement (the “Credit Facility”) with a syndicate of lenders that was initially comprised of: (a) a $60 million revolving credit facility (the “Revolver”) that matures on November 1, 2021; and (b) a $480 million term B loan (the “Term B Loan”) that matures on November 1, 2023.

As of September 30, 2017, the amount outstanding under the Term B Loan was $458.0 million and the amount outstanding under the Revolver was $22.5 million. The amount undrawn under the Revolver, which includes the impact of the outstanding letters of credit, was $36.8 million as of September 30, 2017. The Company’s ability to draw additional amounts under the Revolver may be limited due to its Consolidated Leverage Ratio.

Long-term debt was comprised of the following as of September 30, 2017:

	Long-Term Debt
	September 30,	December 31,
	2017	2016
	(amounts in thousands)
Credit Facility
Revolver, due November 1, 2021	$22,500	$—
Term B Loan, due November 1, 2023	458,000	480,000

	480,500	480,000
Other Debt
Capital lease and other	74	87

Total debt before deferred financing costs	480,574	480,087
Current amount of long-term debt	(3,618)	(4,817)
Deferred financing costs (excludes the revolving credit)	(6,033)	(7,619)

Total long-term debt, net of current debt	$470,923	$467,651

Outstanding standby letters of credit	$700	$670

The Term B Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, which is defined within the agreement, subject to incremental step-downs, depending on the Consolidated Leverage Ratio. Beginning in 2018, the Excess Cash Flow payment will be due in the first quarter of each year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year.

As of September 30, 2017, the Company’s Consolidated Leverage Ratio was 4.9 times versus a covenant limit of 5.0 times and the Consolidated Interest Coverage Ratio was 3.8 times versus a covenant minimum of 2.0 times.

As of September 30, 2017, the Company was in compliance with all financial covenants and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants under the Credit Facility is highly dependent on its results of operations. Management believes that over the next 12 months the Company can continue to maintain compliance.

Management believes that cash on hand, cash from the Revolver and cash from operating activities, together with the proceeds of the committed financing described below, will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Leverage Ratio at the time of such borrowing.

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

(B) Senior Unsecured Debt

The Senior Notes

In 2016, the Company issued a call notice to redeem its $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Credit Facility. As a result of the full redemption of the Senior Notes with replacement debt at a lower interest rate, the net interest expense for the first three quarters of 2017 was reduced and does not include amortization of original issue discount of Senior Notes.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2017	2016
	(amounts in thousands)
Interest expense	$16,913	$25,382
Amortization of deferred financing costs	1,752	1,929
Amortization of original issue discount of senior notes	—	280
Interest income and other investment income	(79)	(38)

Total net interest expense	$18,586	$27,553

	Net Interest Expense
	Three Months Ended September 30,
	2017	2016
	(amounts in thousands)
Interest expense	$5,920	$8,324
Amortization of deferred financing costs	586	611
Amortization of original issue discount of senior notes	—	96
Interest income and other investment income	(30)	(17)

Total net interest expense	$6,476	$9,014

5. NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$4,100	$11,420	$1,184	$26,666
Preferred stock dividends	663	526	1,763	1,351

Net income (loss) available to common shareholders	$3,437	$10,894	$(579)	$25,315

Denominator
Basic weighted average shares outstanding	38,955	38,485	38,948	38,457

Basic net income (loss) per share available to common shareholders	$0.09	$0.28	$(0.01)	$0.66

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$4,100	$11,420	$1,184	$26,666
Preferred stock dividends	663	—	1,763	1,351

Net income (loss) available to common shareholders	$3,437	$11,420	$(579)	$25,315

Denominator
Basic weighted average shares outstanding	38,955	38,485	38,948	38,457
Effect of RSUs and options under the treasury stock method	773	1,014	—	917
Preferred stock under the as if converted method	—	1,934	—	—

Diluted weighted average shares outstanding	39,728	41,433	38,948	39,374

Diluted net income (loss) per share available to common shareholders	$0.09	$0.28	$(0.01)	$0.64

Disclosure Of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Impact Of Equity Issuances	2017	2016	2017	2016
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	14	—	—	—

Price range of options: from	$11.69	$—	$—	$—

Price range of options: to	$11.78	$—	$—	$—

RSUs with service conditions	157	—	101	—

RSUs excluded with service and market conditions as market conditions not met	267	478	267	478

RSUs excluded with service and performance conditions as performance conditions not met	—	21	—	21

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	2,017	—	2,017	1,934

Excluded shares as anti-dilutive when reporting a net loss	—	—	974	—

6. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number Of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As Of September 30, 2017
RSUs outstanding as of:	December 31, 2016	2,074,794
RSUs awarded		206,603
RSUs released		(468,153)
RSUs forfeited		(22,623)

RSUs outstanding as of:	September 30, 2017	1,790,621	$—	1.2	$20,413,079

RSUs vested and expected to vest as of:	September 30, 2017	1,790,621	$—	1.2	$20,413,079

RSUs exercisable (vested and deferred) as of:	September 30, 2017	48,880	$—	—	$557,232

Weighted average remaining recognition period in years		1.9

Unamortized compensation expense		$8,259,906

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

The specific assumptions used for these valuations are as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Expected Volatility Term Structure (1)	—	35% to 45%
Risk-Free Interest Rate (2)	—	0.4% to 1.1%
Annual Dividend Payment Per Share (Constant) (3)	$—	$0.30

(1)	Expected Volatility Term Structure—The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate—The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) – The Company assumed a constant annual dividend of $0.30 per share.

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

As of September 30, 2017, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2017	2016
	(amounts in thousands)
Intrinsic value of options exercised	$58	$325

Tax benefit from options exercised (1)	$23	$125

Cash received from exercise price of options exercised	$22	$39

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value As Of September 30, 2017
Options outstanding as of:	December 31, 2016	329,562	$1.91
Options granted		—	—
Options exercised		(6,500)	3.37
Options forfeited		—	—
Options expired		(500)	9.10

Options outstanding as of:	September 30, 2017	322,562	$1.87	1.3	$3,077,559

Options vested and expected to vest as of:	September 30, 2017	322,562	$1.87	1.3	$3,077,559

Options vested and exercisable as of:	September 30, 2017	322,562	$1.87	1.3	$3,077,559

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number Of	Weighted		Number Of
		Options	Average	Weighted	Options	Weighted
Range Of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		September 30,	Contractual	Exercise	September 30,	Exercise
From	To	2017	Life	Price	2017	Price
$1.34	$1.34	300,437	1.4	$1.34	300,437	$1.34
$2.02	$11.78	22,125	1.0	$9.08	22,125	$9.08

$1.34	$11.78	322,562	1.3	$1.87	322,562	$1.87

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in our statement of operations:

	Nine Months Ended
	September 30,
	2017	2016
	(amounts in thousands)
Station operating expenses	$937	$962
Corporate general and administrative expenses	3,692	3,698

Stock-based compensation expense included in operating expenses	4,629	4,660
Income tax benefit (1)	1,528	1,637

After-tax stock-based compensation expense	$3,101	$3,023

	Three Months Ended September 30,
	2017	2016
	(amounts in thousands)
Station operating expenses	$360	$372
Corporate general and administrative expenses	1,197	1,270

Stock-based compensation expense included in operating expenses	1,557	1,642
Income tax benefit (1)	525	888

After-tax stock-based compensation expense	$1,032	$754

(1)	Amount for prior year excludes impact from suspended income tax benefits and/or valuation allowances.

7. INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2017

The effective income tax rates were 131.7% and 41.5% for the nine months and three months ended September 30, 2017, respectively. These rates were impacted by: (1) merger and acquisition costs that result in an increase in the annual estimated effective tax rate; and (2) a discrete windfall income tax benefit, described below. The annual estimated effective tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as a significant portion of these costs are not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, the Company recorded, for the nine months ended September 30, 2017, a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded. Refer to Note 1, Basis of Presentation and Significant Policies, for additional information.

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

Net Deferred Tax Assets And Liabilities

As of September 30, 2017, and December 31, 2016, net deferred tax liabilities were $82.7 million and $92.9 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
	September 30,	December 31,
Description	2017	2016
	(amounts in thousands)
Liabilities
Deferred compensation—Level 1 (1)	$12,097	$10,875

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options. The deferred compensation plan liability is valued at Level 1 as it is based on quoted market prices of the underlying investments.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarters ended June 30, 2017 and 2016, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets equaled or exceeded their carrying value. The Company concluded that the carrying value of goodwill allocated to its Boston, Massachusetts market exceeded its fair value. Accordingly, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 2, Intangible Assets and Goodwill, for additional information. There were no events or changes in circumstances which indicated the Company’s cost-method investments, property and equipment, or other intangible assets may not be recoverable. Accordingly, the Company did not estimate the fair value of these assets.

Fair Value Of Financial Instruments Subject To Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (1) cash and cash equivalents; (2) accounts receivable; and (3) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loan (1)	$458,000	$459,718	$480,000	$487,200

Revolver (2)	$22,500	$22,500	$—	$—

Other debt (3)	$74		$87

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B Loan was based on quoted prices for this instrument and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company does not believe it is practicable to estimate the fair value of the other debt.

Cost-Method Investments

The Company holds investments in equity securities that are accounted for as cost-method investments. These investments represent its holdings in privately held companies that are not exchange-traded and therefore not supported with observable market prices. The cost-method investments are recognized on the consolidated balance sheet at their cost basis, which represents the amount the Company paid to acquire the investments. The cost-method of accounting is utilized as the Company does not have significant influence over the investees and the fair value of the investees is not readily determinable.

The Company periodically evaluates the carrying value of its cost-method investments, when events and circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its evaluation.

If certain impairment indicators exist, the Company determines the fair value of its cost-method investments. If the Company determines the carrying value of a cost-method investment exceeds its fair value, and that difference is other than temporary, the Company writes down the value of the cost-method investment to its fair value. The fair value of the cost-method investments are not adjusted if there are no identified adverse events or changes in circumstances that may have a material effect on the fair value of the cost-method investment.

Since its initial date of investment, the Company has not identified any events or changes in circumstances which would require the Company to estimate the fair value of its cost-method investments. Additionally, there have been no returns of capital. As a result, the cost-method investments continue to be presented at their original cost basis within the deferred charges and other assets, net of accumulated amortization line item.

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2016, other than as described below.

On July 26, 2017, the Company purchased a minority ownership interest in DGital Media Inc. (“DGital”), a leading creator of premium, personality-based podcasts and other on-demand audio content for $9.7 million. Subsequent to the Company’s initial investment, DGital rebranded as Cadence13. Under the terms of the purchase agreement, the Company also obtained an option to acquire the remaining ownership interest in Cadence13 in 2021. The Company and Cadence13 entered into a multi-year services agreement under which Cadence13 will dedicate significant resources to create world-class, original on-demand audio content leveraging the Company’s deep roster of local talent and relationships in the world of sports, news, politics, music, comedy, and technology. Cadence13 will also serve as the Company’s exclusive third party advertisement sales representative for all of its podcasts and other on-demand audio.

The following table presents the changes in the Company’s cost-method investments as described above:

	Cost-Method Investments Carrying Amount
	September 30,	December 31,
	2017	2016
	(amounts in thousands)
Investment balance before cumulative other than temporary impairment as of January 1,	$255	$255
Accumulated other than temporary impairment as of January 1,	—	—

Investment beginning balance after cumulative other than temporary impairment as of January 1,	255	255
Acquisition of interest in a privately held company	9,700	—

Ending period balance	$9,955	$255

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

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill.

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

The total consideration for the Merger is approximately $1.16 billion, based on the Company’s Class A common stock market price per share of $11.45 on September 30, 2017 and the shares to be issued in connection with the Merger. Transaction costs relating to the Merger, including legal and professional fees, of $8.8 million and $24.9 million for the three and nine months ended September 30, 2017, respectively, were expensed as incurred.

If the CBS Radio Merger Agreement is terminated in certain circumstances prior to the consummation of the transactions contemplated thereby, the Company will be required to pay CBS a termination fee of $30 million. Either party may terminate the CBS Radio Merger Agreement if the Merger is not consummated on or before January 31, 2018, subject to extension to May 2, 2018, if the approval of the FCC has not been obtained or if the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has not occurred by November 2, 2017.

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

There were merger and acquisition costs incurred during the first three quarters of 2017 primarily in connection with the announced CBS Merger.

	Nine Months Ended September 30,
	2017	2016
	(amounts in thousands)
Merger and acquisition costs	$24,925	$670

	Three Months Ended September 30,
	2017	2016
	(amounts in thousands)
Merger and acquisition costs	$8,825	$670

Restructuring Costs

The restructuring plan related to the Company’s acquisitions in 2015 included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs. The lease abandonment costs are longer-term as the lease expires in June 2026. The estimated amount of unpaid restructuring charges as of September 30, 2017, after excluding the lease abandonment liability as of September 30, 2017, was included in accrued expenses as most expenses are expected to be paid within one year.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2017	2016
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$650	$1,686
Additions through accruals	—	—
Deductions through payments	(56)	(1,036)

Lease abandonment costs unpaid and outstanding	594	650
Less lease abandonment costs over a long-term period	(521)	(576)

Lease abandonment costs over a short-term period	$73	$74

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the 2017 acquisition in Charlotte, North Carolina, had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) change in the effective tax rate; and (3) merger and acquisition costs. The pro forma information does not exclude the pro forma impact of any dispositions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Pro Forma	Pro Forma
Net revenues	$122,299	$125,441	$346,270	$351,697

Net income (loss) available to the Company	$4,100	$11,364	$1,516	$23,946

Net income (loss) available to common shareholders	$3,437	$10,838	$(247)	$22,595

Net income (loss) available to common shareholders per common share - basic	$0.09	$0.28	$(0.01)	$0.59

Net income (loss) available to common shareholders per common share - diluted	$0.09	$0.27	$(0.01)	$0.57

Weighted shares outstanding basic	38,954,788	38,484,578	38,947,533	38,457,061

Weighted shares outstanding diluted	39,727,976	41,433,200	38,947,533	39,373,988

Conversion of preferred stock for dilutive purposes under the as if method	anti-dilutive	dilutive	anti-dilutive	anti-dilutive

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

As of September 30, 2017, the Company entered into an agreement to sell a parcel of land along with the land improvements, broadcasting tower and building located on the property, in one of its markets for $3.3 million and classified these assets as assets held for sale. This transaction, which is expected to be completed in the fourth quarter of 2017, is expected to result in a gain of $0.3 million, net of commissions of $0.2 million.

As of September 30, 2017, the Company entered into an agreement to divest three radio stations to EMF in order to facilitate the Merger. The Company is disposing of equipment, radio broadcasting licenses, goodwill, and other assets across three of its markets for $57.8 million and classified these assets as assets held for sale. This transaction, which is expected to close on the date following the closing of the Company’s Merger with CBS Radio, is expected to result in a gain of $2.6 million.

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

The major categories of these assets are as follows:

Assets Held For Sale
September 30,
2017
(amounts in thousands)
Land and land improvements	$2,820
Building	8
Equipment	1,206

Gross property and equipment	4,034
Accumulated Depreciation	(822)

Net property and equipment	3,212

Radio broadcasting licenses	54,551
Accumulated Amortization	(33)

Net radio broadcasting licenses	54,518

Other intangibles	3
Goodwill	266

Total intangibles	54,787

Assets held for sale	57,999

Net assets held for sale	$57,999

11. SHAREHOLDERS’ EQUITY

Dividends

During the second quarter of 2016, the Company’s Board of Directors commenced an annual $0.30 per share common stock dividend program, with payments that approximate $2.9 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the CBS Radio Merger Agreement.

In addition to the quarterly dividend, the Company paid a special one-time cash dividend of $0.20 per share of common stock on September 15, 2017. Pursuant to the Merger Agreement, the Company agreed not to declare or pay any dividends or make other distributions in respect of any shares of the Company’s capital stock, except for the Company’s regular quarterly cash dividend. This special one-time cash dividend, which approximated $7.8 million, is an exception under the Merger Agreement to the restriction on payment of dividends.

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet Location	September 30, 2017	December 31, 2016
		(amounts in thousands)
Short-term	Other current liabilities	$446	$260
Long-term	Other long-term liabilities	637	348

Total		$1,083	$608

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

Pursuant to the CBS Radio Merger Agreement, until the earlier of the termination of the CBS Radio Merger Agreement or the consummation of the Merger, the Company has agreed not to issue or authorize any shares of its capital stock. As a result, the Company effectively suspended the ESPP during the second quarter of 2017. There were no shares purchased and the Company did not recognize any non-cash compensation expense in connection with the ESPP during the three months ended September 30, 2017. The Company plans to resume the ESPP after the consummation of the Merger.

	Nine Months Ended September 30,
	2017	2016
	(amounts in thousands)
Number of shares purchased	15	18

Non-cash compensation expense recognized	$32	$34

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

13. SUBSEQUENT EVENTS

Events occurring after September 30, 2017, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On October 10, 2017, the Company filed an amendment to a Registration Statement with the SEC on Form S-4/A relating to the Merger. The amendment provides that, among other things, the Company will dispose of an appropriate amount of stations in order to maintain compliance with the FCC’s local radio ownership rule. Refer to a description of the proposed divestitures below.

On October 13, 2017, the Company closed on the sale of a parcel of land along with the land improvements, broadcasting tower and building located on the property. The sale of these assets, which were classified as assets held for sale at September 30, 2017, resulted in a gain of $0.3 million, net of commissions of $0.2 million.

On October 16, 2017, the Company filed an amendment to a Registration Statement with the SEC on Form S-4/A relating to the Merger. The amendment is an exhibits only filing to file various exhibits without making any changes to the prospectus. The Company filed a definitive proxy statement that relates to the special meeting of shareholders of the Company to approve the issuance of shares of Class A Common Stock in connection with the Merger.

On October 19, 2017, the Company filed a final amendment to a Registration Statement with the SEC on Form S-4/A relating to the Merger. This amendment, among other things, calls a meeting (the “Special Meeting”) of the Company’s shareholders. The Special Meeting will be held on November 15, 2017 for shareholders of record on October 12, 2017, to approve the issuance of shares of the Company’s Class A Common Stock in the Merger and to approve the classification of the Company’s board of directors. In addition, CBS Radio filed a registration statement on Form S-4 and Form S-1 to register the shares of Radio Common Stock that will be distributed to holders of CBS Class B Common Stock. Holders of CBS Class B common stock will have the opportunity to exchange some or all of their shares for CBS Radio Common Stock. This exchange offer is scheduled to expire on November 16, 2017. Holders of CBS Radio Common Stock will then receive shares of the Company’s Class A Common Stock in the Merger. Based on this timing, the Company anticipates that the Merger will close as early as November 17, 2017.

As a result of the Merger, the Company will own radio stations in seven markets in excess of the limits set forth in the FCC’s local radio ownership rule. In order to comply with this FCC rule, and to obtain clearance for the Merger from the Antitrust Division of the U.S. Department of Justice (“DOJ”), the Company has proposed to divest a total of nineteen stations in such markets, consisting of eight stations owned by the Company and eleven stations owned by CBS Radio. The total number of divested stations is inclusive of the three stations under a transaction with EMF as discussed in Note 10, Assets Held for Sale.

On November 1, 2017, the Company along with CBS Radio entered into an agreement (the “Beasley Transaction”) with Beasley Broadcast Group, Inc. (“Beasley”) to exchange a CBS Radio station (the “Boston Station”) in Boston, Massachusetts for another station in the same market (the “Beasley Station”) and cash proceeds of $12.0 million. Concurrently with entering into the asset exchange agreement, the Company and Beasley agreed to enter into a TBA agreement for the Company to operate the Beasley Station. Operation under each TBA is expected to commence after the Merger. During the period of the TBA, the Company: (i) includes net revenues and station operating expenses associated with operating the Beasley Station in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with operating the Boston Station in the Company’s consolidated financial statements. The Beasley Transaction is expected to close in the fourth quarter of 2017.

On November 1, 2017, the Company along with CBS Radio entered into an agreement (the “iHeartMedia Transaction”) with iHeartMedia Inc. (“iHeart”) to exchange three CBS Radio stations in Seattle, Washington, and two CBS Radio and two Company radio stations in Boston, Massachusetts, for four iHeart radio stations in Chattanooga, Tennessee, and six iHeart radio stations in Richmond, Virginia, respectively. Concurrently with entering into the asset exchange agreement, the Company and iHeart each agreed to enter into a TBA agreement to operate certain of the other party’s radio stations. Operation under each TBA is expected to commence after the Merger. During the period of the TBA, the Company: (i) includes net revenues and station operating expenses associated with operating the Richmond and Chattanooga stations in the Company’s consolidated financial statements; and (ii) excludes net revenues and station operating expenses associated with operating the Seattle stations and Boston stations in the Company’s consolidated financial statements. As a result of this iHeartMedia Transaction, the Company will enter two new markets in Richmond, Virginia and Chattanooga, Tennessee. The iHeartMedia Transaction is expected to close in the fourth quarter of 2017.

On November 1, 2017, the Company along with CBS Radio entered into local marketing agreements (the “Bonneville Transaction”) with Bonneville International Corporation (“Bonneville”), pursuant to which Bonneville will program four CBS Radio stations in Sacramento along with three Company stations and one CBS Radio station in San Francisco. These local marketing agreements will become effective upon the closing of the Merger.

On November 1, 2017, the Company entered into a settlement with the Antitrust Division of the DOJ. The settlement with the DOJ, along with the iHeartMedia Transaction, the Beasley Transaction, and the Bonneville Transaction will allow the Company and CBS Radio to move forward with the Merger. In connection with these agreements described above, the Company now expects its proposed Merger with CBS Radio to close as early as November 17, 2017, pending approval from the FCC.

On November 2, 2017, the Company’s Board of Directors approved an increase to the Company’s quarterly common stock dividend program to $0.09 per share, beginning with the dividend to be paid in the fourth quarter of 2017. Quarterly dividend payments will approximate $3.0 million per quarter ($12.1 million per quarter on a pro forma basis after the Merger). Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the CBS Radio Merger Agreement.

On November 2, 2017, the Company announced a share repurchase program (the “2017 Share Repurchase Program”) to permit the Company to purchase up to $100.0 million of the Company’s issued and outstanding shares of common stock through open market purchases. Shares repurchased by the Company under the 2017 Share Repurchase Program will be at the discretion of the Company based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set for in the Credit Facility and the CBS Radio Merger Agreement. The Company currently anticipates repurchasing approximately $30.0 million in Class A Common Stock by the end of 2018.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2017 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016:

Merger And Acquisition Costs Incurred Under The CBS Radio Merger Agreement

On February 2, 2017, we and our newly formed wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub will merge with and into CBS Radio with CBS Radio surviving as our wholly owned subsidiary (the “Merger”). The Merger is expected to be tax free to CBS and its shareholders, and will be effected through a stock for stock Reverse Morris Trust transaction. The Merger will make us a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 10 markets and 22 of the top 25 markets. The transactions contemplated by the CBS Radio Merger Agreement are subject to approval by our shareholders and customary regulatory approvals. Such approvals will require the divestiture of stations in certain markets due to regulatory requirements.

Transaction costs relating to the Merger, including legal, advisory services and professional fees, of $24.9 million, were expensed as incurred during the first three quarters of 2017 and are included in merger and acquisition costs.

Disposal Of FCC Broadcasting License Related To The Merger

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Debt Refinancing Lowered Our Interest Expense

On November 1, 2016, we entered into a $540 million credit facility (the “Credit Facility”) and used the proceeds to: (1) refinance our outstanding senior credit facility (the “Former Credit Facility”) that was comprised of: (a) a term loan component (“Former Term B Loan”) with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption of the $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Senior Notes”) and discharge the Indenture governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing. This refinancing lowered our interest expense in the first three quarters of 2017.

Charlotte Acquisition

On January 6, 2017, we completed a transaction with Beasley Broadcast Group, Inc. (“Beasley”) to acquire four radio stations in Charlotte, North Carolina, for a purchase price of $24 million in cash (the “Beasley Acquisition”). We used cash on hand to fund the acquisition. We commenced operations under a time brokerage agreement (“TBA”) for three of the stations on November 1, 2016 and the fourth station upon acquisition on January 6, 2017, that increased in 2017 our net revenues, station operating expenses and depreciation and amortization expenses.

Goodwill Impairment

Our annual goodwill impairment test indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Nine Months Ended September 30, 2017 As Compared To The Nine Months Ended September 30, 2016

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$346.3	$340.2	2%

OPERATING EXPENSE:
Station operating expenses	256.0	240.4	6%
Depreciation and amortization expense	8.1	7.5	8%
Corporate general and administrative expenses	28.8	24.9	16%
Impairment loss	0.4	0.1	300%
Merger and acquisition costs	24.9	0.7	nmf
Other operating (income) expenses	13.2	(1.4)	nmf

Total operating expense	331.4	272.2	22%

OPERATING INCOME (LOSS)	14.9	68.0	(78%)

NET INTEREST EXPENSE	18.6	27.6	(33%)
OTHER (INCOME) EXPENSE	—	(2.3)	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(3.7)	42.7	(109%)
INCOME TAXES (BENEFIT)	(4.9)	16.1	(130%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	1.2	26.6	(95%)
Preferred stock dividend	(1.8)	(1.3)	38%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(0.6)	$25.3	(102%)

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

Station operating expenses include non-cash compensation expense of $0.9 and $1.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the stations acquired in Charlotte, North Carolina, and an increase in capital expenditures primarily associated with the relocation, consolidation and improvement of studio facilities in several of our larger markets.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to the increase in costs associated with: (1) certain contractual obligations of $1.3 million to a senior executive as a result of the non-renewal of his employment agreement; (2) an increase in payroll expense of $1.2 million as a result of hiring additional employees and expanding the work-force in advance of the Merger; (3) an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (4) an increase in corporate marketing capabilities and staff.

Corporate general and administrative expenses include non-cash compensation expense of $3.7 million for the nine months ended September 30, 2017 and September 30, 2016.

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

Operating Income (Loss)

Operating income in the current period decreased primarily due to: (1) an increase in merger and acquisition costs of $24.9 million in connection with the Merger; (2) the recognition of a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger; (3) an increase in station operating expenses for the reasons described above; and (4) an increase in corporate, general and administrative expenses for the reasons described above.

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

Income Taxes (Benefit)

Tax Rate For The Nine Months Ended September 30, 2017

The estimated annual effective income tax rate was 131.7% which was determined using a forecasted rate based upon taxable income for the year. The estimated annual effective income tax rate as compared to the expected tax rate of 40% was primarily impacted by significant, non-deductible merger and acquisition costs related to the Merger. The estimated annual effective tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as a significant amount of these costs are not deductible for federal and state income tax purposes. We estimate that our 2017 estimated annual effective tax rate before discrete items, which may fluctuate from quarter to quarter, will be 96.5%.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of a $0.8 million for the nine months ended September 30, 2017, from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

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

Net Deferred Tax Liabilities

As of September 30, 2017, and December 31, 2016, our net deferred tax liabilities were $82.7 million and $92.9 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of our broadcasting licenses and goodwill. As a result of adopting the amended accounting guidance for stock-based compensation further described in Note 1, Basis of Presentation and Significant Policies, we recorded a $4.6 million adjustment to equity on January 1, 2017. The corresponding debit was to deferred tax assets, effectively reducing the net deferred tax liabilities by the same amount.

Net Income (Loss) Available To The Company

The decrease in net income available to the Company was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2017 as compared to the same period in the prior year:

Merger And Acquisition Costs Incurred Under The CBS Radio Merger Agreement

Transaction costs relating to the Merger, including legal, advisory services and professional fees of $8.8 million, were expensed as incurred during the three months ended September 30, 2017 and are included in merger and acquisition costs. During the third quarter of 2016, we recorded merger and acquisition costs of $0.7 million.

Debt Refinancing Lowered Our Interest Expense

As a result of our debt refinancing completed in the fourth quarter of 2016, we lowered our interest expense for the third quarter of 2017.

Charlotte Acquisition

On January 6, 2017, we completed the Beasley Acquisition to acquire four radio stations in Charlotte, North Carolina. We commenced operation of three stations under a TBA on November 1, 2016 and a fourth station upon acquisition on January 6, 2017, which in 2017 increased our net revenues, station operating expenses, and depreciation and amortization expense.

Three Months Ended September 30, 2017 As Compared To The Three Months Ended September 30, 2016

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$122.3	$121.7	0%

OPERATING EXPENSE:
Station operating expenses	87.9	84.1	5%
Depreciation and amortization expense	2.9	2.5	16%
Corporate general and administrative expenses	9.3	8.8	6%
Merger and acquisition costs and restructuring charges	8.8	0.7	nmf
Other operating (income) expenses	(0.1)	(0.1)	0%

Total operating expense	108.8	96.0	13%

OPERATING INCOME (LOSS)	13.5	25.7	(47%)

NET INTEREST EXPENSE	6.5	9.0	(28%)
OTHER (INCOME) EXPENSE	—	(2.3)	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	7.0	19.0	(63%)
INCOME TAXES (BENEFIT)	2.9	7.6	(62%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY	4.1	11.4	(64%)
Preferred stock dividend	(0.7)	(0.5)	40%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3.4	$10.9	(69%)

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

Net revenues increased the most for our stations located in the Atlanta and Greensboro markets.

Net revenues decreased the most for our stations located in the Denver market and several of our other larger markets.

Station Operating Expenses

Station operating expenses increased in the mid-single digits primarily due to an increase in costs associated with operating additional stations acquired in Charlotte, North Carolina.

Station operating expenses include non-cash compensation expense of $0.4 million for the three months ended September 30, 2017 and September 30, 2016.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily as a result of the depreciation and amortization associated with the stations acquired in Charlotte, North Carolina.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to the increase in costs associated with: (1) an increase in corporate marketing capabilities and staff; and (2) an increase in payroll expense of $0.5 million as a result of hiring additional employees and expanding the work-force in advance of the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $1.2 million and $1.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively.

Operating Income (Loss)

Operating income decreased primarily due to: (1) an increase in merger and acquisition costs of $8.8 million in connection with the Merger; (2) an increase in station operating expenses for the reasons described above; and (3) an increase in corporate, general, and administrative expenses for the reasons described above.

Interest Expense

Interest expense declined primarily as a result of the refinancing on November 1, 2016, that included the retirement of our Senior Notes using lower cost bank debt.

Income (Loss) Before Income Taxes (Benefit)

The decrease in the income before income taxes was primarily attributable to the transaction costs incurred in connection with the Merger and the increase in station operating expenses described above.

Income Taxes (Benefit)

For the three months ended September 30, 2017, the effective income tax rate was 41.5%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

The effective tax rate for the quarter, as compared to the estimated annual effective tax rate of 96.5% was primarily impacted by significant, non-deductible merger and acquisition costs related to the Merger.

For the three months ended September 30, 2016, the effective income tax rate was 39.8%, which primarily reflects adjustments for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill.

Net Income (Loss) Available To The Company

The decrease was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

Liquidity And Capital Resources

Liquidity

As of September 30, 2017, we had $480.5 million outstanding under our Credit Facility, which includes a term B loan of $458.0 million (the “Term B Loan”) and $22.5 million outstanding under a revolving credit facility (the “Revolver”). In addition, we had $0.7 million in outstanding letters of credit and $36.8 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Leverage Ratio. As of September 30, 2017, we had $5.4 million in cash and cash equivalents. For the nine months ended September 30, 2017, we increased our outstanding debt by $0.5 million.

The Refinancing

The Credit Facility

On November 1, 2016, we and our wholly owned subsidiary Entercom Radio, LLC, entered into a $540 million Credit Facility with a syndicate of lenders and used the proceeds to: (1) refinance our Former Credit Facility that was comprised of: (a) a Former Term B Loan with $223.0 million outstanding at the date of the refinancing; and

(b) a Former Revolver with $3.0 million outstanding at the date of the refinancing; (2) fund the redemption, effective December 1, 2016, of $220.0 million Senior Notes and discharge the indenture (the “Indenture”) governing the Senior Notes; (3) fund $11.6 million of accrued interest and a call premium of $5.8 million on the Senior Notes; and (4) pay transaction costs associated with the refinancing.

The Credit Facility is comprised of the Revolver and the Term B Loan.

The $60 million Revolver has a maturity date of November 1, 2021. The undrawn amount of the Revolver was $36.8 million as of September 30, 2017. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing.

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

As of September 30, 2017, we were in compliance with all financial covenants then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

As of September 30, 2017, our Consolidated Leverage Ratio was 4.9 times versus a covenant of 5.0 times and our Consolidated Interest Coverage Ratio was 3.8 times versus a covenant of 2.0 times.

The increase in the Consolidated Leverage Ratio from 3.7 times as of December 31, 2016 to 4.9 times as of September 30, 2017 was primarily attributable to the following: (1) merger and acquisition costs of $24.9 million, of which approximately $10.0 million was not permitted to be added back under the Credit Facility; and (2) a marginal increase in outstanding debt primarily due to cash required for: (a) the merger and acquisition costs of $24.9 million; (b) the purchase of radio stations in Charlotte, North Carolina for $24 million in cash, which limited our ability to pay down debt; (c) an investment of $9.7 million in a synergistic podcast partnership; (d) a significant increase of $7.7 million in property and equipment primarily associated with the consolidation and relocation of several large-market studio facilities; and (e) a $3.9 million increase in corporate general and administrative expenses connected to an expansion of our work-force and marketing capabilities in anticipation of the Merger and $1.3 million in contractual obligations related to the non-renewal of a senior executive’s employment agreement.

Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that cash on hand, cash from the Revolver, cash from the expected sale of three radio stations that is expected to close in the fourth quarter of 2017 and cash from operating activities, together with the proceeds of the committed financing related to the Merger, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

The Former Credit Facility

On November 23, 2011, we entered into our prior credit agreement with a syndicate of lenders for a $425 million Former Credit Facility, which was initially comprised of: (a) a $50 million Revolver (reduced to $40 million in December 2015) that was set to mature on November 23, 2016; and (b) a $375 million Term B Loan that was set to mature on November 23, 2018.

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

Operating Activities

Net cash flows provided by operating activities were $25.4 million and $51.0 million for the nine months ended September 30, 2017 and 2016, respectively. The cash flows from operating activities decreased primarily due to: (1) the increase in merger and acquisition costs of $24.9 million associated with the Merger; and (2) a $9.5 million increase in station operating expenses, net of an increase in net revenues. Offsetting this decrease to cash flows from operating activities was the use of $5.2 million from a reduction to working capital, primarily due to the timing of our interest expense payments and other accrued expenses.

Investing Activities

Net cash flows used in investing activities were $46.7 million for the nine months ended September 30, 2017, which primarily reflected the cash paid to complete the Beasley Acquisition of $24.0 million, additions to property and equipment of $12.1 million and the cash paid to acquire an interest in a privately held company of $9.7 million.

Net cash flows provided by investing activities were $2.5 million for the nine months ended 2016, which primarily reflected the proceeds of $7.1 million from the sale of several properties that were reflected under assets held for sale as of December 31, 2015, offset by additions to property and equipment of $4.3 million.

Financing Activities

Net cash flows used in financing activities were $20.2 million and $52.7 million for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017, the cash flows used in financing activities primarily reflect the payment of common stock dividends of $16.6 million. For the nine months ended September 30, 2016, the cash flows used in financing activities primarily reflect the reduction of our net borrowings by $43.8 million and the payment of common stock dividends of $5.8 million.

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

In addition to the quarterly dividend, the Company paid a special one-time cash dividend of $0.20 per share of common stock on September 15, 2017. Pursuant to the Merger Agreement, we agreed not to declare or pay any dividends or make other distributions in respect of any shares of our capital stock, except for our regular quarterly cash dividend. This special one-time cash dividend, which approximated $7.8 million, is an exception under the Merger Agreement to the restriction on payment of dividends.

Dividends on our Preferred were paid in each quarter commencing in October 2015.

Income Taxes

During the nine months ended September 30, 2017, we paid $0.4 million in federal and state income taxes. We expect that our quarterly federal and state corporate net income tax obligations will be minimal for the balance of the year as we have significant net operating loss carryovers available to offset future income. We do expect to make federal alternative minimum tax (“AMT”) payments during subsequent quarters. The AMT payments are available as a credit to offset income tax liabilities in future years.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2017 were $12.1 million. We anticipate that total capital expenditures in 2017 will be between $15.0 million and $16.0 million. Capital expenditures this year are estimated to be higher primarily due to the relocation of studio facilities in several markets.

Contractual Obligations

If the CBS Radio Merger Agreement is terminated under certain circumstances, we will be required to pay CBS a termination fee of $30 million and the costs for the committed financing.

Excluding any contractual obligations associated with the Merger that was entered into on February 2, 2017, as of September 30, 2017, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2017. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016. We have, however, provided additional disclosures related to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2017 and conducted an annual impairment test of broadcasting licenses and goodwill during the third quarter of 2017 for a newly acquired market.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2017, we have recorded approximately $789 million in radio broadcasting licenses and goodwill, which represents 76% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses was in 2012. As a result of our annual impairment testing during the second quarter of 2017, we recognized an impairment loss on our goodwill of $0.4 million.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

There were no events or circumstances since the Company’s second quarter annual license impairment test that indicated an interim review of broadcasting licenses was required, other than as described below.

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

Goodwill Impairment Test

There were no events or circumstances since our second quarter of 2017 annual goodwill test that required us to test the carrying value of our goodwill, other than as described below.

We completed our annual goodwill impairment test during the second quarter of 2017 and the results indicated that the fair value was greater than the carrying value for all but one of our markets. The results indicated that the carrying value of goodwill for our Boston, Massachusetts market exceeded its fair value by a material amount. The amount by which the carrying value exceeded the fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, we determined that the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded an impairment loss during the second quarter of 2017 in the amount of $0.4 million.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Annual Broadcasting Licenses and Goodwill Impairment Test for Newly Acquired Market

The annual impairment test for broadcasting licenses and goodwill, which was performed in the second quarter of 2017, did not include the broadcasting licenses and goodwill of the new market acquired by us during the first quarter of 2017. As the new market’s broadcasting licenses and goodwill are required to be tested at least annually for impairment, we elected to conduct an annual impairment test during the third quarter of 2017 of the broadcasting licenses and goodwill of the newly acquired market only.

Conducting this annual impairment test on the broadcasting licenses and goodwill of the newly acquired market will allow us to align the testing periods of all markets in the annual impairment test performed in the second quarter of 2018 and each annual impairment test thereafter.

The annual impairment test of the newly acquired market’s broadcasting licenses and goodwill applied similar valuation techniques, valuation approaches and assumptions as those used in the annual impairment test conducted in the second quarter of 2017. We made reasonable estimates and assumptions to calculate the fair value of the newly acquired market’s broadcasting licenses and goodwill. These estimates and assumptions could be materially different from actual results. As a result of the annual impairment test, we determined that the fair value of our broadcasting licenses and goodwill approximates the carrying value reflected in the balance sheet for the recently acquired market and, accordingly, no impairment was recorded.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B Loan and Revolver).

As of September 30, 2017, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (1) our Term B Loan would increase $4.6 million on an annual basis as our Term B Loan provides for a minimum LIBOR floor; and (2) our Revolver would increase by $0.6 million, assuming our entire Revolver was outstanding as of September 30, 2017.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense is expected to be lower due to the decrease in our outstanding debt upon which interest is computed.

As of September 30, 2017, there were no interest rate hedging transactions outstanding.

From time to time, we invest in cash equivalents that are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2017, we did not have any investments in money market instruments.

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

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2017:

	(a) Total Number Of Shares	(b) Average Price Paid	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
Period (1)	Purchased	Per Share	Programs	Or Programs
July 1, 2017 - July 31, 2017	3,905	$9.98	—	$—
August 1, 2017 - August 31, 2017	410	$9.85	—	$—
September 1, 2017 - September 30, 2017	—	$—	—	$—

Total	4,315		—

(1)	As a result of our withholding shares to satisfy employee tax obligations related to the vesting of restricted stock units during the three months ended September 30, 2017, we are deemed to have repurchased the following shares withheld to satisfy employees’ tax obligations: (1) 3,905 shares at an average price of $9.98 per share in July 2017; and (2) 410 shares at an average price of $9.85 per share in August 2017. These shares are included in the table above.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

N/A

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.3	Amendment No. 1, dated as of July 10, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on July 10, 2017)

2.4	Amendment No. 2, dated as of September 13, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications corp. and Constitution Merger Sub Corp. (incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on September 13, 2017)

3.1	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381), Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007 and Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.2	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.3	Amendment to Amended and Restated Bylaws of Entercom Communications Corp. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.4	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

4.1	Credit Agreement, dated as of November 1, 2016, among Entercom Radio, LLC, as the Borrower, Entercom Communications Corp., as the Parent, Bank of America, N.A. as Administrative Agent and the lenders party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 2, 2016)

4.2	Registration Rights Agreement, dated July 16, 2015, by and between Entercom Communications Corp. and The Lincoln National Life Insurance Company. ((Incorporated by reference to an Exhibit 4.1 to our Current Report on Form 8-K filed on July 17, 2015)

10.1	Employment Agreement, dated July 18, 2017, between Entercom Communications Corp. and Louise C. “Weezie” Kramer (*)

31.1	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. (#)

Exhibit Number	Description
101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(#)	These exhibits are submitted herewith as “accompanying” this Quarterly Report on Form 10-Q and shall not be deemed to be “filed” as part of such Quarterly Report on Form 10-Q.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: November 6, 2017	/S/ David J. Field
Name: David J. Field
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2017	/S/ Richard J. Schmaeling
Name: Richard J. Schmaeling
Title: Executive Vice President and Chief Financial Officer (principal financial officer)