Form 10-K
period 2017-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2018-03-16
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 6, 2018, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,326,414,517 based on the June 30, 2017 closing price of $10.50 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 137,501,236 shares outstanding as of March 06, 2018

(Class A shares outstanding includes 3,213,935 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 4,045,199 shares outstanding as March 06, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Entercom,” “we,” the “Company,” “us,” “our” and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under accounting guidance.

With respect to annual fluctuations within “Management’s Discussion And Analysis Of Financial Condition and Results Of Operations”, the designation of “nmf” represents “no meaningful figure.” This designation is reserved for financial statement line items with such a significant change in annual activity, that the fluctuation expressed as a percentage would not provide the users of the financial statements with any additional useful information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including certain pro forma information, are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws including, without limitation: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

We report our financial information on a calendar-year basis. Any reference to activity during the year is for the year ended December 31.

Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Fall 2017 publication of Nielsen’s Radio Markets; Population, Rankings and Information.

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

We are a leading American media and entertainment company, reaching and engaging over 100 million people each week, with coverage of close to 90% of persons 12+ in the top 50 U.S. markets through our premier collection of highly-rated, award-winning radio stations, digital platforms and live events. We are the number one creator of live, original, local audio content and the nation’s unrivaled leader in news and sports radio. We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across audio, digital and event platforms to deliver the power of local connection on a national scale. We have a nationwide footprint of radio stations including positions in all of the top 15 markets and 22 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.

On February 2, 2017, we and our wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly-owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary (the “Merger”). The parties to the Merger believe that the Merger was tax free to CBS and its shareholders. The Merger was effected through a stock for-stock Reverse Morris Trust transaction.

In connection with the Reverse Morris Trust transaction, CBS Corporation commenced an exchange offer for the separation of its radio business to allow for the combination of CBS Radio and Entercom. In the exchange offer, CBS shareholders had the opportunity to exchange their shares of CBS Class B common stock for shares of CBS Radio common stock, which were immediately converted into the right to receive an equal number of shares of Entercom Class A common stock upon completion of the Merger. Under the terms of the exchange offer, 5.6796 shares of CBS Radio common stock were exchanged for each share of CBS Class B common stock accepted in the offer. CBS accepted 17,854,689 of the tendered shares in exchange for 101,407,494 shares of CBS Radio common stock, which upon closing of the Merger were immediately converted into an equal number of whole shares of Entercom Class A common stock.

On November 1, 2017, we entered into a settlement with the Antitrust Division of the U.S. Department of Justice (“DOJ”). The settlement with the DOJ together with several required station divestiture transactions with third parties, allowed us to move forward with the Merger. On November 9, 2017, we obtained approval from the Federal Communications Commission (the “FCC”) to consummate the Merger. The transactions contemplated by the CBS Radio Merger Agreement were approved by our shareholders on November 15, 2017. Upon the expiration of the exchange offer period on November 16, 2017, the Merger closed on November 17, 2017.

Our Digital and Live Events Platforms

Radio.com delivers scale by unifying the listening experience of our broad portfolio of stations, leading podcasts, shows and talent. Harnessing the power of our 100 million weekly listeners, this robust platform is delivering fast growth and deep engagement twenty-four hours a day, seven days a week.

Through our 45% investment in Cadence13, we are the number two podcaster in the market, creating and distributing premium, personality-based podcasts to our audiences with approximately 50 million monthly downloads.

We are a leading creator of live, original events, including large-scale concerts, live, intimate performance with big artists on small stages, and crafted food and beverage events, all supported by Eventful, our digital local event discovery business with 27 million registered users and 8.5 million monthly unique visitors.

Our Strategy

Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver the best local radio content, events and experiences in the communities we serve and, in turn offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. The principal components of our strategy are to: (i) continue to be America’s number one creator of live, original, local audio content by building strongly branded radio stations with highly compelling content; (ii) focus on delivering effective integrated marketing solutions for our customers that incorporate audio, digital and experiential assets and leverage our national scale and digital and live events platforms; (iii) assemble and develop the strongest market leading station clusters; (iv) drive a positive perception of radio as the nation’s number one reach and ROI medium; and (v) offer a great place to work, where the most talented high achievers can grow and thrive.

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

Federal Regulation of Radio Broadcasting

Overview. The radio broadcasting industry is subject to extensive and changing government regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (the “Communications Act”).

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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. Certain of our subsidiaries hold the FCC licenses for our stations. The total number of radio stations that can simultaneously operate in any given area or market is limited by the amount of spectrum allotted by the FCC within the AM and FM radio bands, and by station-to-station interference within those bands. While there are no national radio station ownership caps, FCC rules do limit the number of stations within the same market that a single individual or entity may own or control.

The total number of stations authorized to operate in a local market may fluctuate from time to time, and the number of stations that can be owned by a single individual or entity in a given market can therefore vary over time. Once the FCC approves the ownership of a cluster of stations in a market, that owner may continue to hold those stations under “grandfathering” policies, despite a decrease in the number of stations in the market. We were “grandfathered” with respect to one FM station in our Wilkes-Barre/Scranton market. To facilitate the consummation of the transactions contemplated by the CBS Radio Merger Agreement, we sold this grandfathered station together with other radio stations in the fourth quarter of 2017.

Ownership Rules. The FCC sets limits on the number of radio broadcast stations an entity may permissibly own within a market. Same-market FCC numeric ownership limitations are based: (i) on markets as defined and rated by Nielsen Audio; and (ii) in areas outside of Nielsen Audio markets, on markets as determined by overlap of specified signal contours.

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

Alien Ownership Rules. The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the licensee’s capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of alien ownership. The FCC considers investment proposals from international companies or individuals on a case-by-case basis. In September 2016, the FCC announced that it was streamlining foreign ownership rules and procedures to provide for a standardized filing and review process. The streamlined rules permit a broadcast licensee to file a petition with the FCC seeking approval for a proposed controlling investor to own up to 100% foreign ownership of the controlling parent entity and for a non-controlling foreign investor identified in the petition to increase its equity and/or voting interest in a parent entity at a future time up to 49.99%. This change will make it easier for broadcast licensees to seek foreign investors. The FCC also adopted a methodology for determining the citizenship of beneficial owners of publicly held shares that companies may use to ascertain compliance with the foreign ownership rules.

License Renewal. Radio station licenses issued by the FCC are ordinarily renewable for an eight-year term. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. All of our licenses have been renewed and are current.

The FCC is required to renew a broadcast station’s license if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. In certain instances, the FCC may renew a license application for less than a full eight-year term. Historically, our FCC licenses have generally been renewed for the full term.

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

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC regulates, among other things, political advertising; sponsorship identification; the advertisement of contests and lotteries; the conduct of station-run contests; obscene, indecent and profane broadcasts; certain employment practices; and certain technical operation requirements, including limits on human exposure to radio-frequency radiation. The FCC considers complaints from listeners concerning a station’s public-service programming, employment practices, or other operational issues when processing a renewal application filed by a station, but the FCC may consider complaints at any time and may impose fines or take other action for violations of the FCC’s rules separate from its action on a renewal application.

FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($397,251 for a single violation, up to a maximum of $3,666,930 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints which have been submitted to the FCC of which we have not yet been notified.

Certain FCC rules regulate the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced.

Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $49,096.

Proposed and Recent Changes. Congress, the FCC and other federal agencies are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could: (i) affect, directly or indirectly, the operation, ownership and profitability of our radio stations; (ii) result in the loss of audience share and advertising revenues for our radio stations; and (iii) affect our ability to acquire additional radio stations or to finance those acquisitions.

Federal Antitrust Laws. The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the DOJ, may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting-period requirements before consummating the acquisition. The Merger was subject to review by the FTC and the DOJ. On November 1, 2017, we entered into a consent decree with the DOJ that resolved the DOJ’s investigation into the Merger.

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

Employees

As of January 31, 2018, we had 4,489 full-time employees and 3,125 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild—American Federation of Television and Radio Artists (known as SAG-AFTRA). Approximately 847 employees are represented by these collective bargaining agreements. We believe that our relations with our employees are good.

Corporate Governance

Code Of Business Conduct And Ethics. We have a Code of Business Conduct and Ethics that applies to each of our employees, including our principal executive officers and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

Board Committee Charters. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange (the “NYSE”). These committee charters can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

Corporate Governance Guidelines. NYSE rules require our Board of Directors (the “Board”) to establish certain Corporate Governance Guidelines. These guidelines can be found on the “Investors” sub-page of our website located at www.entercom.com/investors.

Environmental Compliance

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business.

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Typically, revenues are lowest in the first calendar quarter of the year.

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

ITEM 1A. RISK FACTORS

Many statements contained in this report are forward-looking in nature. See “Note Regarding Forward-Looking Statements.” These statements are based on current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. Among the factors that could cause actual results to differ are the following:

BUSINESS RISKS

Our results may be impacted by economic trends.

Our net revenues increased in 2017 as compared to the prior year primarily as a result of acquisitions made during 2017. Excluding the net revenues from those radio stations divested, exchanged or operated by third-parties as part of the Merger, net revenues were flat for the year.

Our results of operations could be negatively impacted by economic fluctuations or by future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decrease in advertising expenditures could adversely impact our business, financial condition and result of operations.

There can be no assurance that we will not experience an adverse impact on our ability to access capital, which could adversely impact our business, financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

Our radio stations may be adversely affected by changes in programming and competition for advertising revenues.

We operate in a highly competitive business. Our radio stations compete for audiences with advertising revenue as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. We also compete for advertising dollars with other large companies such as Facebook, Google and Amazon. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenue of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could adversely impact our business, financial condition, results of operations and cash flows.

While we already compete in some of our markets with stations with similarly programmed formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to garner additional market share, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Competing companies may be larger and have more financial resources than we do. There can be no assurance that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We may be unable to effectively integrate our acquisitions, including the Merger with CBS Radio.

The integration of acquisitions involves numerous risks.

In particular, we now have significantly more sales, assets and employees than we did prior to the Merger. The integration process will require us to expend significant capital and expand the scope of our operations and financial systems. We will be required to devote a significant amount of time and attention to the process of integrating the operations of the CBS Radio business. There is a great degree of difficulty and management involvement inherent in that process. These difficulties include:

•	integrating the operations of the CBS Radio business while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before consummation of the Merger;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

•	CBS Radio’s performance in the past was well below others in the industry and we may not be able to improve their results;

•	retaining existing customers and attracting new customers;

•	the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Merger;

•	integrating two separate employee cultures;

•	attracting and retaining the necessary personnel for the combined company;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating accounting, finance, sales, billing, payroll, purchasing and regulatory compliance systems.

There is no assurance that the CBS Radio business will be successfully or cost-effectively integrated into our business. The process of integrating the CBS Radio business into our operations may cause an interruption of, or loss of momentum in, the activities of our business. If we are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our liquidity, results of operations and financial condition could be adversely impacted.

The loss of key personnel could have a material adverse effect on our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key personnel. We believe that the loss of one or more of these individuals could adversely impact our business, financial condition, results of operations and cash flows.

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

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected synergies, which we anticipate will result from the Merger, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Merger may be offset by costs incurred or delays in integrating the companies. If we fail to realize the benefits we anticipate from the acquisition, our liquidity, results of operations or financial condition could be adversely impacted.

We have incurred transaction- and merger-related costs in connection with the Merger.

We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including payments that may be made to certain Entercom and CBS Radio executives, filing fees, printing expenses and other related charges. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Merger and the other operations contemplated by the Merger Agreement and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated costs in connection with the Merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies and strategic benefits we can expect to achieve from the Merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Increases in or new royalties, including through legislation, could adversely impact our business, financial condition and results of operations.

We pay royalties to song composers and publishers through performance rights organizations (“PROs”), currently American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI), SESAC, Inc. and Global Music Rights (“GMR”) for the performance of music on our radio stations and websites. The emergence of new PROs could increase the royalties that we pay. Although we pay royalties to record labels and recording artists for distributing music content online, we do not pay royalties to record labels or recording artists for broadcasts of music on our radio stations. From time to time, Congress considers legislation that could require that radio broadcasters pay performance royalties to record labels and recording artists. The proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. In addition, royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. Various independent record companies that claim to own the rights to several hundred sound recordings created prior to February 15, 1972 (the “Pre-1972 Recordings”) have sued several radio broadcasters (including CBS Radio) for allegedly infringing their exclusive right of public performance in certain states. In August 2015, CBS Radio was named as a defendant in two separate putative class action lawsuits in a federal court in each of California and New York for common law copyright infringement as well as related state law claims. In May 2016, the California court dismissed the California case against CBS Radio. In June 2016, the plaintiff record companies appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. In March 2017, the New York federal court dismissed the New York suit with prejudice. CBS Radio intends to vigorously defend itself in the California case. An adverse decision in the California case could impede our ability to broadcast or stream the Pre-1972 Recordings and/or increase our royalty payments. New or increased royalty payments could increase our expenses, which could adversely impact our businesses, financial condition, results of operations and cash flows.

The failure to protect our intellectual property could adversely impact our business, financial condition and results of operations.

We have limited rights to use the trademarks “CBS Radio,” “CBS Sports Radio” and certain other trademarks owned by CBS, subject in each case to certain license agreements entered into upon consummation of the Merger. Certain trademarks may be limited to a period of no more than twelve months after the Merger. Any substantial failure to protect and enforce our intellectual property rights prior to the expiration of these rights to use Trademarks owned by CBS and its subsidiaries could adversely impact our business, financial condition and results of operations. In addition, early termination of the trademark licenses could result in our rebranding such trademarks before we are prepared to do so and could require that we spend significant unanticipated resources.

Our ability to protect and enforce our intellectual property rights is important to the success of our business. We endeavor to protect our intellectual property under trade secret, trademark, copyright and patent law, and through a combination of employee and third-party non-disclosure agreements, other contractual restrictions, and other methods. We have registered trademarks in state and federal trademark offices in the United States and enforce our rights through, among other things, filing oppositions with the U.S. Patent and Trademark Offices. There is a risk that unauthorized digital distribution of our content could occur, and competitors may adopt names similar to ours or use confusingly similar terms as keywords in internet search engine advertising programs, thereby impeding our ability to build brand identity and leading to confusion among our audience or advertisers. Moreover, maintaining and policing our intellectual property rights may require us to spend significant resources as litigation or proceedings before the U.S. Patent and Trademark Office, courts or other administrative bodies, is unpredictable and may not always be cost-effective. There can be no assurance that we will have sufficient resources to adequately protect and enforce our intellectual property. The failure to protect and enforce our intellectual property could adversely impact our business, financial condition, results of operations and cash flows.

We may be subject to claims and litigation from third parties claiming that our operations infringe on their intellectual property. Any intellectual property litigation could be costly and could divert the efforts and attention of our management and technical personnel, which could have a material adverse effect on our business, financial condition and results of operations. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to operate our business.

We cannot predict the competitive effect on the radio broadcasting industry of changes in audio content distribution, changes in technology or changes in regulations.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services. We may lack the resources to acquire new technologies or introduce new services to allow us to compete with these new offerings. Competing technologies and services, some of which are commercial-free, include: personal audio devices; national and local digital audio services; satellite-delivered digital radio services; smart speaker driven services; content available over the Internet; HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized under the Local Community Radio Act of 2010.

We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition, results of operations and cash flows.

We are subject to extensive regulations and are dependent on federally-issued licenses to operate our radio stations. Failure to comply with such regulations could damage our business.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, there can be no assurance that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could adversely impact our business, financial condition, results of operations and cash flows.

We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could adversely impact our business, financial condition and results of operation. Moreover, these FCC regulations may change over time, and there can be no assurance that changes would not adversely impact our business, financial condition and results of operations. We are currently the subject of several pending investigations by the FCC.

Congress or federal agencies that regulate us could impose new regulations or fees on our operations that could have a material adverse effect on us.

There has been in the past and there could be again in the future proposed legislation that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. In addition, there has been proposed legislation which would impose a new royalty fee that would be paid to record labels and performing artists for use of their recorded music. It is currently unknown what impact any potential required royalty payments or fees would have on our business, financial condition, results of operations and cash flows.

We depend on selected market clusters of radio stations for a material portion of our revenues.

For 2017, we generated over 50% of our as reported net revenues in 11 of our 48 markets, which were Boston, Buffalo, Denver, Kansas City, Los Angeles, Miami, New Orleans, Portland, Sacramento, San Francisco and Seattle. On a pro forma basis as if we completed the Merger on January 1, 2017, we would have generated over 50% of our net revenues in nine of our 48 markets, which were Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York City, Philadelphia and San Francisco. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.

We may have difficulty attracting, motivating and retaining key employees as a result of the merger with CBS Radio.

As a result of the Merger, our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to attract and retain key personnel. Key employees may depart because of the uncertainty or potential difficulty of integration or a desire not to remain with the combined company.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.

We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession, and the most recent impairment loss to goodwill was recorded in the second quarter of 2017. As of December 31, 2017, our broadcasting licenses and goodwill comprised approximately 77% of our total assets. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions, including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.

We have significant obligations relating to our current operating leases.

As of December 31, 2017, we had future operating lease commitments of approximately $388.7 million that are disclosed in Note 20, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is operating or capital. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This change will apply to our leased assets such as real estate, broadcasting towers and equipment. While we are currently reviewing the effects of this guidance, we believe that this change would result in: (i) an increase in ROU assets and lease liabilities reflected on our consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than one year; and (ii) no material change to the expense associated with the ROU assets. This guidance is effective for us as of January 1, 2019.

Our business is dependent upon the proper functioning of our internal business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.

The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations and operating results may be adversely affected. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, computer system or network failures and natural disasters. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could adversely impact our business, financial position, results of operations and cash flow.

The FCC has engaged in vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Over the last decade, the FCC has increased its enforcement efforts relating to the regulation of indecency and has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Congress has dramatically increased the penalties for broadcasting obscene, indecent or profane programming, and these penalties may potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast such material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of obscene, indecent or profane material. To the extent that these inquiries or other proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our business, financial condition, results of operations and cash flow could be adversely impacted.

Cybersecurity threats could have a material adverse effect on our business

The use of our computers and digital technology in substantially all aspects of our business operations give rise to cybersecurity risks, including viruses or malware, physical or electronic intrusions and unauthorized access to our data. A cybersecurity attack could compromise confidential information. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks. A cyber security incident could increase our operating costs, disrupt our operations, harm our reputation, or subject us to liability under laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or on-going incidents that go undetected.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition, results of operations and cash flow.

We rely on key contracts and business relationships, and if our business partners or contracting counterparties fail to perform, or terminate, any of their contractual arrangements with us for any reason or cease operations, our business could be disrupted and our revenues could be adversely affected.

We rely on key contracts and business relationships, and if our business partners or contracting counterparties fail to perform, or terminate, any of their contractual arrangements with us for any reason or cease operations, our business could be disrupted and our revenues could be adversely affected. For instance, if one of our business partners or counterparties is unable (including as a result of any bankruptcy or liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all. The failure to perform or termination of any of the agreements by a partner or a counterparty, the discontinuation of operations of a partner or counterparty, the loss of good relations with a partner or counterparty or our inability to obtain similar relationships or agreements, may have an adverse effect on our financial condition, results of operations and cash flow.

RISKS RELATED TO OUR INDEBTEDNESS

We have substantial indebtedness, which could adversely impact our business, financial condition and results of operations.

We have substantial indebtedness. As of December 31, 2017, we had a senior secured credit agreement (the “Credit Facility”) of $1.6 billion outstanding that is comprised of: (a) a $ 1,330.0 million term B-1 loan (the “Term B-1 Loan”) and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $143.0 million was outstanding. In addition to the Credit Facility, we also have outstanding $400.0 million aggregate principal amount of 7.250% senior notes due October 2024 (the “Senior Notes”).

This significant amount of indebtedness could have an adverse impact on us. For example, these obligations:

•	make it more difficult for us to satisfy our financial obligations with respect to our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other corporate purposes;

•	increase our vulnerability to and limit the flexibility in planning for, or reacting to, changes in our business, the industry in which we operate, the economy and government regulations;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit or prohibit our ability to pay dividends and make other distributions

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	expose us to the risk of increased interest rates as borrowing under the Term B-1 Loan and Revolver are subject to variable rates of interest; and

•	limit or prohibit our ability to borrow additional funds.

The undrawn amount of the Revolver was $105.1 million as of December 31, 2017. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2017, we would not be limited in these borrowings.

We may from time to time seek to amend our existing indebtedness agreements or obtain funding or additional debt financing, which may result in higher interest rates.

The terms of the Credit Facility and the Senior Notes may restrict our current and future operations.

The Credit Facility and the Indenture governing the Senior Notes (the “Senior Notes Indenture”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our stock;

•	make investments or acquisitions;

•	sell, transfer or otherwise convey certain assets;

•	incur liens;

•	enter into sale/leaseback transactions;

•	enter into agreements restricting our ability to pay dividends or make other intercompany transfers

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with affiliates;

•	prepay certain kinds of indebtedness;

•	issue or sell stock; and

•	change the nature of our business.

As a result of our substantial indebtedness, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operating during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions could hinder our ability to pursue our business strategy or inhibit our ability to adhere to our intended dividend policies.

We may still be able to incur substantial additional amounts of indebtedness, including secured indebtedness, which could further exacerbate the risks associated with our indebtedness and adversely impact our business, financial condition and results of operations.

We may incur substantial additional amounts of indebtedness, which could further exacerbate the risks associated with the indebtedness described above. Although the terms of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our existing indebtedness levels, the related risks that we face would intensify, and we may not be able to meet all of our respective indebtedness obligations. The incurrence of additional indebtedness may adversely impact our business, financial condition and results of operations.

We must comply with the covenants in our debt agreements, which restrict our operational flexibility.

The Credit Facility contains provisions which, under certain circumstances: limit our ability to borrow money; make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; swap or sell assets; or merge or consolidate with another company. To secure the indebtedness under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries.

The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net Secured Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times as of December 31, 2017. Under certain circumstances, the Consolidated Net Secured Leverage Ratio can increase to 4.5 times for a limited period of time.

Our ability to comply with these financial covenants may be affected by operating performance or other events beyond our control, and there can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business.

Failure to comply with our financial covenants or other terms of these financial instruments and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of our outstanding indebtedness and our lenders could proceed against our assets, including the equity interests of our subsidiaries. Under these circumstances, the acceleration of our indebtedness could have a material adverse effect on our business.

A breach of the covenants under the Senior Notes Indenture or under the Credit Facility could result in an event of default under the applicable agreement. Such a default would allow the lenders under the Credit Facility and/or the holders of the Senior Notes to accelerate the repayment of such indebtedness and may result in the acceleration of the repayment of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an uncured event of default under the Credit Facility would also permit the lenders under the Credit Facility to terminate all other commitments to extend additional credit under the Credit Facility.

Furthermore, if we are unable to repay the amounts due and payable under the Credit Facility, those lenders could seek to foreclose on the collateral that secures such indebtedness. In the event that creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

Because of our holding company structure, we depend on our subsidiaries for cash flow, and our access to this cash flow is restricted.

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. CBS Radio, our 100% owned subsidiary, is the borrower under the Credit Facility. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of CBS Radio. CBS Radio’s subsidiaries are all full and unconditional joint and several guarantors under the Credit Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing CBS Radio’s indebtedness obligations. Even if our subsidiaries elect to make distributions to us, there can be no assurance that applicable state law and contractual restrictions, including the restricted payments covenants contained in our Credit Facility, would permit such dividends or distributions.

Our variable-rate indebtedness gives rise to interest rate risk, which could cause our debt service obligations to increase significantly. Any increase in our debt service obligations could adversely impact our business, financial condition and results of operations.

Borrowings under the Term B-1 Loan and the Revolver are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.

As of December 31, 2017, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (1) the Term B-1 Loan would increase $13.3 million on an annual basis; and (2) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2017.

In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate risk. We may, however, not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. An increase in our debt service obligations could adversely impact our business, financial condition and results of operations.

To service our indebtedness and other cash needs, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to satisfy our indebtedness obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon our future financial and operating performance, and upon our ability renew or refinance borrowings. There can be no assurance that we will generate cash flow from operations, or that we will be able to draw under the Revolver or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness.

Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we are unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we may consider other options, including:

•	sales of assets;

•	sales of equity;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with lenders to restructure the applicable indebtedness.

These alternative measures may not be successful and may not enable us to meet scheduled indebtedness service obligations. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial conditions at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future indebtedness agreements may restrict us from adopting some of these alternatives. In the absence of sufficient cash flow from operating results and other resources, we could face substantial liquidity problems and could be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value, or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our indebtedness obligations, or to refinance such indebtedness on commercially reasonable terms or at all, could adversely impact our business, financial condition and results of operations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital, which could adversely impact our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR STOCK

Our Chairman Emeritus and our Chairman, President and Chief Executive Officer own a large minority equity interest in us and have substantial influence over our Company. Their interests may conflict with your interest.

As of March 6, 2018, Joseph M. Field, our Chairman Emeritus, beneficially owned 5,154,012 shares of our Class A common stock; and 3,295,949 shares of our Class B common stock, representing approximately 21.8% of the total voting power of all of our outstanding common stock. As of March 6, 2018, David J. Field, our Chairman, President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,318,409 shares of our Class A common stock and 749,250 shares of our Class B common stock, representing approximately 6.2% of the total voting power of all of our outstanding common stock. Joseph M. Field and David J. Field, beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

Shares of our Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members or trusts for any of their benefit. Upon any other transfer, shares of our Class B common stock automatically convert into shares of our Class A common stock on a one-for-one basis. Shares of our Class B common stock are entitled to ten votes only when Joseph M. Field or David J. Field vote them, subject to certain exceptions when they are restricted to one vote. Joseph M. Field is able to significantly influence the vote on all matters submitted to a vote of shareholders.

Our Equity Interests Will Continue To Be Impacted By Former CBS Radio Stockholders

A large percentage of our common stock shares are held by former holders of CBS Radio common stock. The former CBS Radio stockholders’ interests may not be aligned with our interests and that may cause future stock price volatility.

Sales of our Class A Common Stock may negatively affect the market price of our Class A common stock.

The shares of our Class A common stock that were issued in the Merger are generally eligible for immediate resale. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market or even the perception that these sales could occur.

A large percentage of our outstanding shares of our Class A common stock may be held by pre-Merger holders of CBS Class B common stock, including CBS employees who held certain CBS stock-based compensation rights that were converted into the right to receive our Class A Common Stock. The original holders of CBS Class B common stock may include index funds that have performance tied to the Standard & Poor’s 500 Index or other stock indices, and institutional investors subject to various investing guidelines. Since we may not be included in these indices or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide or be required to sell our Class A common stock that they received in the Merger. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and price that we deem appropriate.

Our Class A common stock price and trading volume could be volatile.

Our Class A common stock has been publicly traded on the NYSE since January 29, 1999. The market price of our Class A common stock and our trading volume have been subject to fluctuations since the date of our initial public offering. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

The difficulties associated with any attempt to gain control of our company could adversely affect the price of our Class A common stock.

There are certain provisions contained in our articles of incorporation, by-laws and Pennsylvania law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval for transfers of control of FCC licenses and assignments of FCC licenses is required. These restrictions and limitations could adversely affect the trading price of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in business districts. Our studio and office space leases typically contain lease terms with expiration dates of five to 15 years, which may contain options to renew. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from five to 30 years, which may include options to renew.

The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

As of December 31, 2017, we had approximately $388.7 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive office is located at 401 E. City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 14,061 square feet of leased office space. This lease is due to expire on October 31, 2021; however, we have the ability to vacate at any time, upon short notice. We expect to pursue other opportunities that would permit us to operate more efficiently by consolidating all of our operations in the Philadelphia radio market as we are currently located in multiple sites within the metro area.

ITEM 3.	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our business, financial position, results of operations or cash flows.

Broadcast Licenses

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations is obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $397,251 for a single incident, with a maximum fine of up to $3,666,930 for a continuing violation.

In connection with an administrative hearing, in early February 2017 we voluntarily cancelled one radio station license to facilitate certain regulatory approvals that were needed for the Merger.

Performance Fees

We incur fees from PROs to license our public performance of the musical works contained in each PRO’s repertoire. The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) entered into an industry-wide settlement with ASCAP that became effective January 1, 2017 for a five-year term; (ii) is currently seeking reasonable industry-wide fees from BMI effective January 1, 2017; (iii) is currently subject to arbitration proceedings with SESAC, Inc. to determine fair and reasonable fees that would be retroactive to January 1, 2016; and (iv) filed in November 2016 a motion in the U.S. District Court for the Eastern District of Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the

Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In January 2017, we obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license. This license, with an optional extension, is expected to expire September 30, 2018.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our Class A common stock, $0.01 par value, is listed on the New York Stock Exchange under the symbol “ETM.” The table below shows, for the quarters indicated, the reported high and low trading prices of our Class A common stock on the NYSE.

	Price Range
	High	Low
Calendar Year 2017
Fourth Quarter	$12.43	$10.25
Third Quarter	$11.65	$9.45
Second Quarter	$14.38	$9.60
First Quarter	$16.55	$13.55
Calendar Year 2016
Fourth Quarter	$16.45	$12.45
Third Quarter	$14.94	$12.65
Second Quarter	$13.93	$10.39
First Quarter	$12.09	$8.88

There is no established trading market for our Class B common stock, $0.01 par value.

Holders

As of February 28, 2018, there were approximately 581 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 32,500 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value. In connection with the Merger, we refinanced our then-outstanding indebtedness in the fourth quarter of 2017 and in the process we fully redeemed our outstanding perpetual cumulative convertible preferred stock (“Preferred”). As a result, there are no holders of our Preferred as of December 31, 2017.

Dividends

Effective as of the second quarter of 2016, our Board commenced an annual common stock dividend program of $0.30 per share, with payments that approximated $2.9 million per quarter. In addition to the quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common equity on September 15, 2017.

On November 2, 2017, our Board approved an increase to the annual dividend program to $0.36 per share, with payments that will approximate $12.5 million per quarter. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility and the Senior Notes.

In connection with the refinancing of our then-outstanding credit facility during the fourth quarter of 2017, the following funds were paid in November 2017 in order to fully redeem our Preferred: (i) $27.5 million to fully redeem the amount of Preferred previously outstanding; and (ii) $0.2 million in unpaid dividends through the redemption date. Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10% at the time of redemption.

For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2017 that were not registered under the Securities Act.

Repurchases of Our Stock

The following table provides information on our repurchases of stock during the quarter ended December 31, 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017 (1)	973	$11.11	—	$—
November 1, 2017 - November 30, 2017 (1)(2)	294,770	$11.85	294,600	$96,507,917
December 1, 2017 - December 31, 2017 (1)(2)	638,516	$11.26	638,000	$89,325,017

Total	934,259		932,600

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 973 shares at an average price of $11.11 per share in October 2017; (ii) 170 shares at an average price of $11.90 in November 2017; and (iii) 516 shares at an average price of $11.60 per share in December 2017.
(2)	On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we purchased: (1) 294,600 shares at an average price of $11.85 in November 2017; and (2) 638,000 shares at an average price of $11.26 in December 2017.

On July 16, 2015, we issued 11 shares of Series A Preferred Stock in connection with an acquisition. Each share of preferred stock had an initial conversion price of $14.35 (subject to typical anti-dilution adjustments, such as for common stock dividends) and a liquidation preference of $2,500,000 per share. We previously provided the information required by Item 702 of Regulation S-K in a Current Report on Form 8-K filed with the SEC on July 17, 2015. As discussed above, we fully redeemed our Preferred in November 2017 in connection with the Merger.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2017

	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	883,347	$8.38	1,105,276
Equity Compensation Plans Not Approved by Shareholders:
None	—	—	—

Total	883,347		1,105,276

(1)	On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2017. The Board elected to forego the January 1, 2016 increase in the shares available for grant. On November 30, 2017, we filed a registration statement on Form S-8 to register an additional 2,941,525 shares under the Plan. These additional shares were registered in order to address CBS Radio equity compensation awards which were being converted to our awards in connection with the Merger. As of December 31, 2017: (i) the maximum number of shares authorized under the Plan was 13.3 million shares; and (ii) 1.1 million shares remain available for future grant under the Plan. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2018 to 2.6 million shares.

For a description of the Plan, refer to Note 14, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

Performance Graph

The following Comparative Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference. This Comparative Stock Performance Graph is being furnished with this Form 10-K and shall not otherwise be deemed filed under such acts.

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; (ii) a peer group index consisting of Emmis Communications Corp., Urban One, Inc., Beasley Broadcast Group, Inc. (“Beasley”), and Saga Communications, Inc. (the “2017 Peer Group”); and (iii) a peer group index consisting of Cumulus Media Inc., Emmis Communications Corp., Urban One, Inc. and Beasley (the “2016 Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2012. The change in peer group resulted from the replacement of Cumulus Media, Inc., which recently filed for bankruptcy, with a more relevant peer company in Saga Communications, Inc.

Cumulative Five-Year Return Index Of A $100 Investment

	12/12	12/13	12/14	12/15	12/16	12/17
Entercom Communications Corp.	100.00	150.57	174.21	160.89	222.87	164.75
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
2016 Peer Group	100.00	264.25	147.31	17.48	15.14	21.54
2017 Peer Group	100.00	152.20	121.91	93.44	130.22	147.83

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below, as of and for the year ended 2017 and the four prior years, were derived from our consolidated financial statements. The selected financial data for 2017, 2016 and 2015 and balance sheets as of December 31, 2017 and 2016 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2014 and 2013 and the balance sheets as of December 31, 2015, 2014 and 2013 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill, adoption of new accounting standards, and other significant events:

•	In connection with the Merger with CBS Radio which closed in November 2017,

•	we acquired multiple radio stations, net of certain dispositions and radio station exchanges with other third parties, which significantly increased in 2017 our net revenues, station operating expenses and depreciation and amortization expenses. In addition, we issued 101,407,494 shares of our Class A Common Stock.

•	we incurred: (i) merger and acquisition costs, including legal, advisory services and professional fees of $41.3 million in 2017 and $0.7 million in 2016; and (ii) restructuring charges and transition services cost of $16.9 million in 2017.

•	we refinanced our then-outstanding credit facility and retired our Preferred. As a result of this refinancing, we recognized a loss on extinguishment of indebtedness of approximately $4.1 million.

•	we consolidated our indebtedness and CBS Radio’s indebtedness under the Credit Facility, which increased our outstanding indebtedness significantly.

•	Due to the tax legislation enacted during the fourth quarter of 2017, we recognized a $291.5 million income tax benefit from continuing operations due to the reduction to our effective tax rate and its impact on our deferred income taxes.

•	We sold three radio stations in the fourth quarter of 2017 that resulted in a decrease in net revenues and station operating expenses and a $2.6 million gain on the sale of assets.

•	During the fourth quarter of 2017, we assigned assets to a trust, which subsequently entered into a time brokerage agreement (“TBA”) that allows a third party to operate eight of our radio stations, which decreased our net revenues and station operating expenses and increased our TBA income.

•	In January 2017, we acquired four radio stations in Charlotte, North Carolina (the “Charlotte Acquisition”) for $24.0 million in cash, using cash on hand to fund the acquisition. We commenced operations under a TBA for three of the stations on November 1, 2016 and the fourth upon acquisition on January 6, 2017, which increased in 2017 our net revenues, station operating expenses and depreciation and amortization expenses.

•	We recorded a $13.5 million loss in the first quarter of 2017 as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This loss is included within net (gain) loss on sale or disposal of assets.

•	In November 2016, we refinanced our outstanding former senior credit facility and retired our former senior notes. As a result of the refinancing, we recognized a loss on extinguishment of indebtedness of approximately $10.9 million in 2016.

•	During 2016, we settled a legal claim with British Petroleum and recovered $2.3 million on a net basis after deducting certain related expenses. This amount was included in other income and expense.

•	In 2015, we acquired multiple radio stations, net of certain dispositions. Related to these transactions, we incurred: (i) merger and acquisition costs of $4.0 million in 2015 and $1.0 million in 2014; and (ii) a restructuring charge of $2.9 million in 2015.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Net revenues	$592,884	$464,771	$414,481	$380,376	$377,618

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	443,512	323,270	290,814	259,771	252,596
Depreciation and amortization	15,546	9,793	8,419	7,794	8,545
Corporate G & A expenses, including non-cash compensation expense	47,859	33,328	26,479	26,572	24,381
Impairment loss	952	254	—	—	850
Restructuring charges and transition services costs	16,922	—	2,858	—	—
Merger and acquisition costs	41,313	708	3,978	1,042	—
Other expenses related to financing	2,213	565	—	—	—
Net time brokerage agreement fees (income)	130	417	(1,285)	—	—
Net (gain) loss on sale or disposal of assets	11,853	(1,621)	(2,364)	(379)	(1,321)

Total operating expenses	580,300	366,714	328,899	294,800	285,051

Operating income (loss)	12,584	98,057	85,582	85,576	92,567
Other (income) expense:
Net interest expense	32,521	36,639	37,961	38,821	44,232
Other income	—	(2,299)	—	—	(165)
(Gain) loss on early extinguishment of debt	4,135	10,858	—	—	—
Net loss on investments	—	—	—	21	—

Total other expense	36,656	45,198	37,961	38,842	44,067

Income (loss) before income taxes (benefit)	(24,072)	52,859	47,621	46,734	48,500
Income taxes (benefit)	(257,085)	14,794	18,437	19,911	22,476

Net income available to the Company—continuing operations	233,013	38,065	29,184	26,823	26,024
Preferred stock dividend	(2,015)	(1,901)	(752)	—	—

Net income available to common shareholders—continuing operations	230,998	36,164	28,432	26,823	26,024
Income (loss) from discontinued operations, net of taxes (benefit)	836	—	—	—	—

Net income (loss) attributable to common shareholders	$231,834	$36,164	$28,432	$26,823	$26,024

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data (continued):
Net Income (Loss) Per Common Share—Basic:
Income (loss) from continuing operations	$4.49	$0.94	$0.75	$0.71	$0.70

Income (loss from discontinued operations, net of taxes (benefit)	0.02	—	—	—	—

Net income (loss) per common share—basic	$4.51	$0.94	$0.75	$0.71	$0.70

Net Income (Loss) Per Common Share—Diluted:
Income (loss) from continuing operations	$4.37	$0.91	$0.73	$0.69	$0.68

Income (loss from discontinued operations, net of taxes (benefit)	0.02	—	—	—	—

Net income (loss) per common share—diluted	$4.38	$0.91	$0.73	$0.69	$0.68

Weighted average shares—basic	51,393	38,500	38,084	37,763	37,418

Weighted average shares—diluted	52,885	39,658	39,038	38,664	38,301

Cash Flows Data:
Cash flows related to:
Operating activities	$29,112	$72,030	$64,790	$65,296	$63,349

Investing activities	$17,310	$495	$(91,744)	$(7,055)	$(4,583)

Financing activities	$(59,098)	$(34,851)	$4,583	$(38,932)	$(55,458)

Other Data:
Common stock dividends declared and paid	$29,296	$8,666	$—	$—	$—

Cash dividends declared per common share	$0.515	$0.225	$—	$—	$—

Perpetual cumulative convertible preferred stock dividends declared and paid	$2,574	$1,788	$413	$—	$—

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$34,167	$46,843	$9,169	$31,540	$12,231
Total assets	4,539,201	1,076,233	1,022,108	926,615	912,688
Senior secured debt and other, including current portion	1,475,974	480,087	268,750	262,000	299,500
Senior unsecured notes, senior subordinated notes and other	416,584	—	218,269	217,929	217,624
Deferred tax liabilities and other long-term liabilities	717,356	119,759	109,251	89,904	70,519
Perpetual cumulative convertible preferred stock (mezzanine)	—	27,732	27,619	—	—
Total shareholders’ equity	1,764,360	393,374	361,450	329,021	298,393

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the second-largest radio broadcasting company in the United States. We are also a leading local media and entertainment company with a nationwide footprint of radio stations including positions in all of top 15 markets and 22 of the top 25 markets.

On February 2, 2017, we and Merger Sub entered into the CBS Radio Merger Agreement with CBS and CBS Radio, pursuant to which Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary. The parties to the Merger believe that the Merger was tax free to CBS and its shareholders. The Merger was effected through a stock-for-stock Reverse Morris Trust transaction.

In connection with the Reverse Morris Trust transaction, CBS Corporation commenced an exchange offer for the separation of its radio business to allow for the combination of CBS Radio and Entercom. In the exchange offer, CBS shareholders had the opportunity to exchange their shares of CBS Class B common stock for shares of CBS Radio common stock, which were immediately converted into an equal number shares of Entercom Class A common stock upon completion of the Merger. Under the terms of the exchange offer, 5.6796 shares of CBS Radio common stock were exchanged for each share of CBS Class B common stock accepted in the offer. CBS accepted 17,854,689 of the tendered shares in exchange for 101,407,494 shares of CBS Radio common stock, which upon closing of the Merger were immediately converted into an equal number of whole shares of Entercom Class A common stock.

On November 1, 2017, we entered into a settlement with the Antitrust Division of the DOJ. The settlement with the DOJ together with several required station divestiture transactions with third parties, allowed us to move forward with the Merger. On November 9, 2017, we obtained approval from the FCC to consummate the Merger. The transactions contemplated by the CBS Radio Merger Agreement were approved by our shareholders on November 15, 2017. Upon the expiration of the exchange offer period on November 16, 2017, the Merger closed on November 17, 2017.

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

A radio broadcasting company derives its revenues primarily from the sale of broadcasting time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms, which allow for enhanced audience interaction and participation, integrated local digital marketing solutions and station events. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

In 2017, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent advertising sales representative. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. We generated the balance of our 2017 revenues principally from network compensation, non-spot revenue, event marketing, e-commerce and our suite of digital products.

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

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2017 as compared to the prior year and a discussion of 2016 as compared to the prior year.

Results Of Operations

The year 2017 as compared to the year 2016

The following significant factors affected our results of operations for 2017 as compared to the prior year:

Business Combinations

In connection with the Merger with CBS Radio, which closed on November 17, 2017, we acquired multiple radio stations, net of certain dispositions and acquisition of radio stations through exchanges with third parties, which significantly increased in 2017 our net revenues, station operating expenses and depreciation and amortization expenses.

Related to the Merger, we incurred: (i) merger and acquisition costs, including legal, advisory services and professional fees of $41.3 million in 2017 and $0.7 million in 2016; and (ii) restructuring charges and transition services costs of $16.9 million in 2017.

On January 6, 2017, we acquired four radio stations in Charlotte, North Carolina for $24.0 million in cash, using cash on hand to fund the acquisition. We commenced operations under a TBA for three of the stations on November 1, 2016, and the fourth upon acquisition on January 6, 2017, which increased our net revenues, station operating expenses and depreciation and amortization expense.

During the fourth quarter of 2017, we assigned assets to a trust, which subsequently entered into a TBA that allows a third party to operate eight of our radio stations, which decreased our net revenues and station operating expenses and increased our TBA income.

We sold three radio stations in the fourth quarter of 2017, which resulted in a decrease to net revenues and station operating expenses and a $2.6 million gain on the sale of assets.

We recorded a $13.5 million loss in the first quarter of 2017 as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. The loss is included within net (gain) loss on sale or disposal of assets.

Other

Due to the tax legislation enacted during the fourth quarter of 2017, we recognized an income tax benefit from continuing operations of $291.5 million due to the reduction to our effective tax rate and its impact on our deferred income taxes.

In connection with the Merger, which closed on November 17, 2017, we refinanced our then-outstanding credit facility and redeemed our Preferred. As a result of the refinancing, we recognized a loss on extinguishment of indebtedness of approximately $4.1 million.

Our outstanding indebtedness upon which interest is computed increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

In November 2016, we refinanced our outstanding former senior credit facility and retired our former Senior Notes outstanding. As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $10.9 million in 2016.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill. This amount was included in other income and expense.

	YEARS ENDED DECEMBER 31,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$592.9	$464.8	28%

OPERATING EXPENSE:
Station operating expenses	443.5	323.3	37%
Depreciation and amortization expense	15.5	9.8	58%
Corporate general and administrative expenses	47.9	33.3	44%
Restructuring charges and transition services costs	16.9	—	100%
Impairment loss	1.0	0.2	400%
Merger and acquisition costs	41.3	0.7	nmf
Other expenses related to financing	2.2	0.6	267%
Other operating (income) expenses	12.0	(1.2)	nmf

Total operating expense	580.3	366.7	58%

OPERATING INCOME (LOSS)	12.6	98.1	(87%)

NET INTEREST EXPENSE	32.5	36.6	(11%)
OTHER (INCOME) EXPENSE	4.1	8.6	(52%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(24.0)	52.9	(145%)
INCOME TAXES (BENEFIT)	(257.1)	14.8	nmf

NET INCOME AVAILABLE TO THE COMPANY—CONTINUING OPERATIONS	233.1	38.1	512%
Preferred stock dividend	(2.0)	(1.9)	100%

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS—CONTINUING OPERATIONS	231.1	36.2	538%
Income from discontinued operations, net of income taxes (benefit)	0.8	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$231.9	$36.2	541%

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 28% growth over prior year results. Excluding the net revenues from these acquisitions and disposition, net revenues were flat for the year.

Excluding new markets and overlap markets, net revenues increased the most for our stations located in the Greensboro and Indianapolis markets.

Excluding new markets and overlap markets, net revenues decreased the most for our stations located in the Denver and Sacramento markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses from the new stations together with our existing stations contributed to the reported 37% increase over prior year results, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2017 primarily due to the acquisition of assets included in the Merger and in the Charlotte Acquisition and an increase in capital expenditures. The increase in capital expenditures in 2017 was primarily due to the consolidation and relocation of several studio facilities in larger markets together with an increase in the size of our company.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in non-cash equity compensation expense of $2.7 million, which includes the non-cash compensation expenses associated with the conversion of equity awards assumed in the Merger; (ii) an increase in compensation expense of $2.4 million due an expanded workforce in anticipation of the merger together with additional corporate employees added as a result of the Merger; (iii) an increase in consulting expenses of $2.2 million in connection with additional services provided related to the Merger; (iv) an increase in deferred compensation expense of $1.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (v) certain contractual obligations of $1.3 million to a senior executive as a result of the non-renewal of an employment agreement.

Merger and Acquisition Costs

Merger and acquisition costs increased due to transaction costs relating to the Merger. These costs primarily consisted of legal, professional, and other advisory services.

Restructuring Charges and Transition Services Costs

We incurred restructuring charges and transition services costs of $16.9 million in 2017 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and the abandonment of excess studio space in certain markets.

Other Operating Income and Expenses

Other operating expenses increased primarily as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. Offsetting this loss, in the fourth quarter of 2017 we sold three radio stations in order to facilitate the Merger and recognized a gain of $2.6 million.

Operating Income

Operating income this year decreased primarily due to: (i) an increase in merger and acquisition costs of $41.3 million in connection with the Merger; (ii) the recognition of a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the license to the FCC for cancellation, in order to facilitate the Merger; (iii) an increase in restructuring charges as described above; (iv) an increase in station operating expenses for the reasons described above; and (v) an increase in corporate, general and administrative expenses for the reasons described above.

Interest Expense

Net interest expense decreased $4.1 million for the year. This was primarily due to the decrease for the 2017 period prior to the Merger in our average outstanding interest rate on our average outstanding indebtedness upon which interest is computed as compared to 2016. The decrease in interest expense was due to the refinancing in the fourth quarter of 2016 of our senior secured credit facility with lower interest rates that replaced our former Senior Notes with higher interest rates.

The interest expense decrease was offset by the interest expense incurred on the indebtedness assumed from the Merger for the period of November 17, 2017 through the end of the year. As a result of the Merger and subsequent refinancing of our then-outstanding credit facility, we incurred interest expense on additional net outstanding indebtedness upon which interest is computed. Assuming that LIBOR is flat, we expect interest expense to increase in future periods as a result of the significant increase in outstanding indebtedness upon which interest is computed.

The weighted average variable interest rate for our credit facilities as of December 31, 2017 and 2016 was 4.2% and 4.5%, respectively.

Other (Income) Expense

In connection with the Merger, we refinanced our then outstanding pre-merger indebtedness in the fourth quarter of 2017 and recorded a loss on extinguishment of indebtedness of $4.1 million.

We also refinanced our outstanding indebtedness in the fourth quarter of 2016 and recorded a loss on extinguishment of indebtedness of approximately $10.9 million. This loss was partially offset by the recovery of $2.3 million on a net basis from the settlement of a legal claim with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico that occurred in 2010. The claims was a result of lost business due to the oil spill.

The decrease in the amount of loss on extinguishment of indebtedness is primarily attributable to the inclusion of a $5.8 million call premium on the early retirement of our indebtedness in 2016, which was non-recurring in nature.

Income (Loss) Before Income Taxes (Benefit)

The generation of income (loss) before the income taxes (benefit) was largely attributable to the merger and acquisition costs and restructuring charges and transition services costs incurred in connection with the Merger and the $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Income Taxes (Benefit)

The effective income tax rate from continuing operations for 2017 was significantly impacted by a $291.5 million income tax benefit that reduced our income tax expense. The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, which contained significant changes to the U.S. Federal tax law, including a reduction in the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company recorded an estimated benefit from continuing operations of $291.5 million to adjust our deferred income tax balances as a result of the reduced corporate income tax rate. The estimated amounts are included as components of income tax expense from continuing operations.

The effective income tax rate was 28.0% for 2016, which was impacted by: (i) discrete income tax benefits from the reversal of valuation allowances against net operating losses for certain single member states due to changes in future estimated income; (ii) the reversal of partial valuation allowances in certain single member states as a result of internal restructuring; and (iii) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licensees and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes.

Estimated Income Tax Rate For 2018

We estimate that our 2018 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 26% and 27%. We anticipate that we will be able to utilize certain net operating loss carryovers to reduce future payments of federal and state income taxes. We anticipate that our rate in 2018 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.

Net Deferred Tax Liabilities

As of December 31, 2017 and 2016, our total net deferred tax liabilities were $609.8 million and $92.9 million, respectively. The substantial increase in deferred tax liabilities was the result of the deferred tax liabilities assumed in the Merger, net of the tax benefit as a result of the TCJA. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (1) become impaired; or (2) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Income (Loss) From Discontinued Operations, Net of Income Taxes (Benefit)

Several stations acquired from CBS Radio, which were operated under a local marketing agreement (“LMA”), immediately met the criteria to be classified as held for sale. In addition, the results of operations for these stations are presented as discontinued operations as these stations are never expected to be operated by us. Amounts of net revenues, station operating expenses, depreciation and amortization and LMA income earned from these stations is not included in our income from continuing operations. The income generated from these stations during the period of the LMA through December 31, 2017 is separately presented net of income taxes (benefit).

Net Income (Loss) Available To The Company

The change in net income (loss) available to the Company was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations

The year 2016 as compared to the year 2015

The following significant factors affected our results of operations for 2016 as compared to the prior year:

Business Combinations

On November 1, 2016, we commenced operations of three radio stations in Charlotte, North Carolina under a TBA with a trust, which increased our net revenues, station operating expenses and TBA expense. These radio stations were placed in trust by Beasley.

In the third quarter of 2016, we recorded merger and acquisition costs of $0.7 million.

On July 16, 2015, we acquired the stock of Lincoln Financial Media Company (“Lincoln”) for $77.5 million in cash and $27.5 million in newly-issued Preferred (the “Lincoln Acquisition”). Lincoln indirectly held the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets.

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

Other

On November 1, 2016, we entered into a $540 million credit facility and used the proceeds to: (i) refinance our then-outstanding senior credit facility that was comprised of: (a) a term loan component with $223.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility with $3.0 million outstanding at the date of the refinancing; (ii) fund the redemption of the $220.0 million 10.5% Senior Notes due December 1, 2019 and discharge the indenture governing such senior notes; (iii) fund $11.6 million of accrued interest and a call premium of $5.8 million on the senior notes; and (iv) pay transaction costs associated with the refinancing.

As a result of the refinancing activity described above, we recorded a loss on extinguishment of indebtedness of $10.9 million, related refinancing expenses of $0.6 million and new deferred financing costs of $8.0 million. The loss on extinguishment of indebtedness was included in other income.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill. This amount was included in other income and expense.

	YEARS ENDED DECEMBER 31,
	2016	2015	% Change
	(dollars in millions)
NET REVENUES	$464.8	$414.5	12%

OPERATING EXPENSE:
Station operating expenses	323.3	290.8	11%
Depreciation and amortization expense	9.8	8.4	17%
Corporate general and administrative expenses	33.3	26.5	26%
Restructuring charges and transition services costs	—	2.8	(100%)
Impairment loss	0.2	—	100%
Merger and acquisition costs	0.7	4.0	(83%)
Other expenses related to financing	0.6	—	100%
Other operating (income) expenses	(1.2)	(3.6)	67%

Total operating expense	366.7	328.9

OPERATING INCOME (LOSS)	98.1	85.6

NET INTEREST EXPENSE	36.6	38.0	(4%)
OTHER (INCOME) EXPENSE	8.6	—	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52.9	47.6	11%
INCOME TAXES (BENEFIT)	14.8	18.4	(20%)

NET INCOME AVAILABLE TO THE COMPANY—CONTINUING OPERATIONS	38.1	29.2	30%
Preferred stock dividend	(1.9)	(0.8)	(138%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36.2	$28.4	27%

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

Excluding the benefits of the net revenues associated with the new stations, net revenues decreased the most for our stations located in the New Orleans and Portland markets.

Station Operating Expenses

For our core stations, station operating expenses increased in the low single digits. Comparing our performance for the new stations to the prior owners’ performance, station operating expenses decreased in the mid-single digits. Station operating expenses from the new stations together with our core stations contributed to the reported overall increase over prior year results, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2016 primarily due to the acquisitions in 2015 of assets included in the Lincoln Acquisition.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in costs associated with: (i) a $1.0 million bonus incurred in the second quarter in connection with a new employment agreement for our Chief Executive Officer; (ii) an increase in non-cash equity compensation expense of $0.9 million; (iii) an increase in deferred compensation expense of $0.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (iv) investment in corporate marketing capabilities and staff.

Operating Income

Operating income in 2016 benefited from: (1) an increase in net revenues, net of station operating expenses, to reflect a full year of operations of the Lincoln Acquisition and the Bonneville Exchange as these stations were only included in operations for a portion of the year in 2015; (2) an increase in net revenues, net of station operating expenses and TBA fees, for the commencement of operations in Charlotte, North Carolina of three radio stations under a TBA that was effective November 1, 2016; and (3) a net reduction in merger and acquisition costs and restructuring charges of $6.1 million.

Interest Expense

Net interest expense was down $1.4 million for the year as average outstanding indebtedness upon which interest is computed, declined slightly as compared to the prior year.

There would have been a further decrease in interest expense, however; we incurred interest expense on $220 million in indebtedness outstanding under both the former senior notes and the former term B loan for the month of November. Assuming LIBOR is flat, we expect interest expense to decrease in future periods as a result of the decrease in future outstanding indebtedness upon which interest is computed and the elimination of our former senior notes as a result of the refinancing.

The weighted average variable interest rate as of December 31, 2016 and 2015 was 4.5% and 4.1%, respectively.

Other (Income) Expense

We refinanced our outstanding indebtedness in the fourth quarter of 2016 and recorded a loss on extinguishment of indebtedness of approximately $10.9 million. This loss was partially offset by the recovery of $2.3 million on a net basis from the settlement of a legal claim with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico that occurred in 2010. The claims was a result of lost business due to the oil spill.

Income (Loss) Before Income Taxes (Benefit)

The increase was largely attributable to: (i) improved results of operations; (ii) a decrease of $6.1 million in merger and acquisition costs and restructuring charges; and (iii) a $2.3 million settlement (net of certain expenses) with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico. These increases were partially offset by a $10.9 million loss on extinguishment of indebtedness incurred in connection with our refinancing of our former credit facility and redemption of the former senior notes.

Income Taxes (Benefit)

The effective income tax rate was 28.0% for 2016, which was impacted by: (i) discrete income tax benefits from the reversal of valuation allowances against net operating losses for certain single member states due to changes in future estimated income; (ii) the reversal of partial valuation allowances in certain single member states as a result of internal restructuring; and (iii) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses not deductible for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes.

The effective income tax rate was 38.7% for 2015, which was impacted by an adjustment for expenses that are not deductible for tax purposes and an increase in net deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate had been trending down as expenses not deductible for tax purposes decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes. Following the Lincoln Acquisition and the Bonneville Exchange, the estimated annual income tax rate increased due to the impact of acquisitions on our state income apportionments to states with higher income tax rates. This increase was offset by a discrete state income tax credit due to recent legislation that allowed for the release of a partial valuation allowance in a certain single member state.

Net Income (Loss) Available to the Company

The change in net income (loss) available to us was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes and Income Taxes (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed in the second quarter of 2017 and the third quarter for one of our other markets.

We may be required to retest prior to our next annual evaluation, which could result in an impairment. As of December 31, 2017, no interim impairment test was required for our broadcasting licenses and goodwill, other than as noted above.

Liquidity and Capital Resources

Refinancing – Entercom Indebtedness

Prior to the closing of the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500.0 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under the Credit Facility among CBS Radio, the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.

On March 3, 2017, CBS Radio entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount of $500 million. The Term B-1 Tranche, which replaced the commitment under the CBS Radio Financing is governed by the Credit Facility and will mature on November 17, 2024.

On the closing date of the Merger, the proceeds of the Term B-1 Tranche together with other funds were used to: (i) refinance our $540 million credit agreement (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan” with $458.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $17.5 million outstanding at the date of the refinancing; (ii) redeem our $27.5 million of Preferred; and (iii) pay fees and expenses in connection with the refinancing.

Amendment And Repricing – CBS Radio Indebtedness

In connection with the Merger, we assumed CBS Radio’s indebtedness outstanding under the Credit Facility and the Senior Notes (described below). Immediately prior to the Merger and the refinancing described above, the Credit Facility was comprised of the term B loan and a revolving credit facility. On the closing date of the Merger, the Credit Facility was amended to change certain terms and to lower the borrowing costs. In addition, the term B loan was converted into the Term B-1 Loan of the Credit Facility.

As a result of the refinancing activities described above, in the fourth quarter of 2017, we wrote off $3.1 million of unamortized deferred financing costs and recorded a loss on the extinguishment of indebtedness of $4.1 million. The loss included the write off of deferred financing expense and certain fees paid to lenders in connection with the refinancing activities.

Liquidity

Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of a $250.0 million Revolver, a $ 1,330.0 million Term B-1 Loan.

As of December 31, 2017, we had $ 1,330.0 million outstanding under the Term B-1 Loan and $143.0 million outstanding under the Revolver. In addition, we had $1.9 million in outstanding letters of credit. As of December 31, 2017, we had $34.2 million in cash and cash equivalents. In connection with our outstanding indebtedness, we have restrictions in the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.

Over the past several years, we have used a significant portion of our cash flow to reduce our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver. In 2017, we assumed significant amount of indebtedness in connection with the Merger. For the year ended December 31, 2017, we increased our outstanding net indebtedness by $1,291.5 million.

We may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders, and to make acquisitions. We may from time to time seek to repurchase and retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Credit Facility

The $250.0 million Revolver has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease based upon our Consolidated Net Secured Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.25% or the prime rate plus 1.25%. In addition, the Revolver requires the payment of a commitment fee of 0.5% per annum on the unused amount. The amount available under the Revolver, which includes the impact of outstanding letters of credit was $105.1 million as of December 31, 2017.

The $ 1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 2.75%, or the Base Rate plus 1.75%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Reserve Bank of New York’s Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%.

The Term B-1 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-1 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.

The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The first Excess Cash Flow payment will be due in the first quarter of 2019 and then each subsequent year, and is based on the Excess Cash Flow and Leverage Ratio for the prior year.

We expect to use the Revolver to provide for: (i) working capital; and (ii) general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. All of our wholly-owned subsidiaries, jointly and severally guaranteed the Credit Facility. The Credit Facility is secured by a pledge of 66% of our outstanding voting stock and other equity interests in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets, with limited exclusions (including our real property). The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, a senior secured leverage ratio, limitations on restricted payments and the incurrence of additional borrowings. Specifically, the Credit Facility requires us to comply with a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times. In the event that we consummate additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2017, our Consolidated Net Secured Leverage Ratio was 3.2 times.

As of December 31, 2017, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

Failure to comply with our financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. The acceleration of our indebtedness could have a material adverse effect on our business. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

The Former Credit Facility

On November 1, 2016, Entercom Communications corp. and its wholly-owned subsidiary, Entercom Radio LLC (“Radio”), entered into the Former Credit Facility with a syndicate of lenders for a $540 million Former Credit Facility, which was initially comprised of: (i) the $60 million Former Revolver that was set to mature on November 1, 2021; and (ii) the $480 million Former Term B Loan that was set to mature on November 1, 2023.

The Former Term B Loan amortized with: (i) equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Former Term B Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio.

Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on October 17, 2024 in the amount of $400.0 million. The Senior Notes, which were originally issued by CBS Radio on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Due to the timing of the Merger, we only incurred interest expense on the Senior Notes from November 17, 2017 until December 31, 2017.

The Senior Notes may be redeemed at any time on or after November 1, 2019 at a redemption price of 105.438% of their principal amount plus accrued interest. The redemption price decreases to 103.625% of their principal amount plus accrued interest on or after November 1, 2020, 101.813% of their principal amount plus accrued interest on or after November 1, 2021, and 100% of their principal amount plus accrued interest on or after November 1, 2022.

The Senior Notes are unsecured and ranked: (i) senior in right of payment to our future subordinated indebtedness; (ii) equally in right of payment with all of our existing and future senior indebtedness; (iii) effectively subordinated to our existing and future secured indebtedness (including the indebtedness under our Credit Facility), to the extent of the value of the collateral securing such indebtedness; and (iv) structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

All of our existing subsidiaries, other than CBS Radio, jointly and severally guaranteed the Senior Notes.

A default under our Senior Notes could cause a default under our Credit Facility. Any event of default, therefore, could have a material adverse effect on our business and financial condition.

We may from time to time seek to repurchase or retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

The Former Senior Notes

In 2016, the Company issued a call notice to redeem its $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility. As a result of the full redemption of the Former Senior Notes with replacement indebtedness at a lower interest rate, the net interest expense incurred in 2017 through the date of the Merger was reduced and does not include amortization of original issue discount of Former Senior Notes. This reduction in net interest expense was partially offset by the increase in net interest expense incurred from the closing date of the Merger through December 31, 2017 due to the significant increase in the amount of indebtedness outstanding.

In addition to the parent, Entercom Communications Corp., all of our existing subsidiaries (other than Radio, which is a finance subsidiary and was the issuer of the Senior Notes), jointly and severally guaranteed the Senior Notes.

Perpetual Cumulative Convertible Preferred Stock

In connection with the Lincoln Acquisition on July 16, 2015, we issued $27.5 million of Preferred that in the event of a liquidation, ranked senior to liquidation payments to our common shareholders. We incurred issuance costs, which were recorded as a reduction of the Preferred.

The Preferred was convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we could redeem the Preferred in cash at a price of 100%. The initial dividend rate on the Preferred was 6% and increased over time to 12%.

As discussed above, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem the Preferred. As a result of this redemption, we: (i) removed the net carrying value of the Preferred of $27.5 million from our books, which included accrued dividends through the date of redemption of $0.2 million; and (ii) recognized a loss on extinguishment of the Preferred of $0.2 million.

Debt Repurchases

We may from time to time seek to repurchase and retire our outstanding indebtedness through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Operating Activities

Net cash flows provided by operating activities were $29.1 million and $72.0 million for 2017 and 2016, respectively. The cash flows from operating activities decreased primarily due to increases in our merger and acquisitions costs, restructuring costs and other costs and corporate general and administrative expenses of $40.6 million, $16.9 million and $14.5 million, respectively.

This net decrease was partially offset by a $18.9 million decrease in net investment in working capital in 2017 as compared to 2016.

Net cash flows provided by operating activities were $72.0 million and $64.8 million for 2016 and 2015, respectively. The cash flows from operating activities increased primarily due to the increase in net revenues, net of station operating expenses, from the Lincoln Acquisition and Bonneville Exchange as 2016 benefited from a full year of operating these radio stations. This increase was offset by a net increase in working capital requirements of $12.1 million primarily related to the increase in operating income.

Investing Activities

For 2017, net cash flows provided by investing activities were $17.3 million, which primarily reflected the proceeds of: (i) $57.8 million from the sales of three FM radio stations in Los Angeles, San Diego, and Wilkes Barre, (ii) $12.0 million in cash as partial consideration for an exchange of a radio station; and (iii) $3.0 million from the sale of a parcel of land in Atlanta. These proceeds were partially offset by: (i) cash paid to complete an acquisition in Charlotte, North Carolina of $24.0 million; (ii) additions to property, plant and equipment of $20.5 million; and (iii) $9.7 million of cash paid to acquire a preferred stock interest in a privately held company.

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

Financing Activities

For 2017, net cash flows used in financing activities were $59.1 million, which primarily reflect: (i) the payment of common stock dividends of $29.3 million; (ii) the retirement of our Preferred of $27.7 million; (iii) the payment of debt issuance costs related to our Credit Facility of $16.3 million; and (iv) the repurchase of $10.7 million in outstanding common stock, of which $10.0 million was paid in cash as of December 31, 2017. This activity was partially offset by an increase in our net borrowings of $30.8 million.

For 2016, net cash flows used in financing activities were $34.9 million, which primarily reflect the proceeds under our Former Credit Facility, offset by the retirement of the previous credit facility and the Former Senior Notes. For 2015, net cash flows provided by financing activities primarily reflect the use of the previous revolving credit facility of $58.0 million of which $42.0 million was used to fund a portion of the cash requirements necessary to complete the Lincoln Acquisition. This was offset by the reduction of our net borrowings of $51.3 million.

Income Taxes

For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Internal Revenue Code (“IRC”) 382. This ownership change will limit the utilization of our NOLs for post-acquisition tax years. As a result, we commenced the payment of estimated federal, state and local taxes of approximately $2.0 million during the fourth quarter of 2017.

During 2016 and 2015, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which were primarily intangible assets such as broadcasting licenses and goodwill.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. We estimate quarterly dividend payments to approximate $12.5 million per quarter (after considering the reduction in shares from our stock buyback program in the fourth quarter of 2017). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Senior Notes.

Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10%. On November 17, 2017, our Preferred was retired in full.

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter. In addition to a quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017.

See Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 9, Long-Term Debt, and Note 10, Perpetual Cumulative Convertible Preferred Stock, in the accompanying notes to our audited consolidated financial statements.

Share Repurchase Programs

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by us under the 2017 Share Repurchase Program will be at our discretion based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Senior Notes.

During the year ended December 31, 2017, we repurchased 932,600 shares of our Class A common stock at an aggregate average price of $11.45 per share for a total of $10.7 million. As of December 31, 2017, $89.3 million is available for future share repurchase under the 2017 Share Repurchase Program.

Capital Expenditures

Capital expenditures for 2017, 2016 and 2015 were $20.5 million, $7.3 million and $7.0 million, respectively. We anticipate that regular capital expenditures in 2018 will be between $30 million and $35 million. In addition, we anticipate an incremental amount of one-time capital expenditures of approximately $25 million for software and other technological capabilities related to the Merger that will allow us to operate more efficiently. Also, capital expenditures are anticipated to be significantly higher in 2018 due to the expected relocation, consolidation and improvement of studio facilities in several of our larger markets. These expenditures will be funded partially through approximately $46 million in cash we expect to receive from the sale of a parcel of land in Chicago, cash we may receive from the sale of existing owned studio facilities and cash available from landlords for tenant improvement allowances.

Credit Rating Agencies

On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2017:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,440,576	$97,597	$193,537	$334,278	$1,815,164
Operating lease obligations (2)	388,697	52,570	96,377	77,054	162,696
Purchase obligations (3)	524,463	216,023	190,685	89,176	28,579
Other long-term liabilities (4)	717,356	1,819	32,353	15,071	668,113

Total	$4,071,092	$368,009	$512,952	$515,579	$2,674,552

(1)	The total amount reflected in the above table includes principal and interest.

a.	Our Credit Facility had outstanding indebtedness in the amount of $ 1,330.0 million under our Term B-1 Loan and $143.0 million outstanding under our Revolver as of December 31, 2017. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.

b.	Under our Senior Notes, the maturity could be accelerated under an event of default or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.

(2)	The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses. The minimum lease payments do not include common area maintenance, variable real estate taxes insurance and other costs for which the Company may be obligated as most of these payments are primarily variable rather than fixed.

(3)	We have purchase obligations that include contracts primarily for on-air personalities and other key personnel, ratings services, sports programming rights, software and equipment maintenance and certain other operating contracts.

(4)	Included within total other long-term liabilities of $ 717.4 million are deferred income tax liabilities of $609.8 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 15, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2017 and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2017. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Market Capitalization

As of December 31, 2017 and 2016, our total equity market capitalization was $1,535 million and $622.8 million, respectively, which was $229.4 million lower and $229.4 million higher, respectively, than our book equity value on those dates. As of December 31, 2017 and 2016, our stock price was $10.80 per share and $15.30 per share, respectively.

Intangibles

As of December 31, 2017, approximately 77% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors,” for a discussion of the risks associated with the renewal of licenses.

Impact On Future Revenues And Advertising Network Services

We have a relationship with United States Traffic Network (“USTN”), a vendor that provides short duration advertising network services (e.g., sponsored traffic reports). USTN has a contractual commitment to pay Entercom specified guaranteed payments in exchange for certain short duration advertising inventory. For the year ended December 31, 2017, on a pro forma basis as if the merger with CBS Radio occurred as of January 1, 2017, revenues from USTN represented less than 2% of the Company’s total revenues. USTN has publicly disclosed that it is in financial distress and may cease operations in the United States. As a result, we did not record approximately $4 million of guaranteed revenues due to us for the period November 17, 2017 through December 31, 2017. We are presently evaluating our options with respect to our relationship with USTN and the services they provide. If we terminate our relationship with USTN, there can be no assurance that we will be able to sell the inventory we free up on similar terms and conditions. See Subsequent Events in the accompanying notes to the audited consolidated financial statements for further discussion.

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting standards, see Note 2, Significant Accounting Policies, in the accompanying consolidated financial statements.

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

Revenue Recognition

We generate revenue from the sale to advertisers of various services and products, including but not limited to: (i) commercial broadcast time; (ii) digital advertising; (iii) local events; (iv) e-commerce where an advertiser’s goods and services are sold through our websites; and (v) integrated digital advertising solutions.

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

We expect our effective tax rate, before discrete items, changes in the valuation allowance, the tax expense associated with non-amortizable assets and impairment losses, to be between 26% and 27%. We also have certain NOLs to utilize that will be available to reduce the amount of cash taxes payable in future years. This rate reflects a reduction in the federal corporate income tax rate to 21% beginning in 2018 as a result of the enactment of the TCJA.

In December 31, 2017, our tax rate was significantly impacted by an income tax benefit related to TCJA legislation enacted in December 2017, which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%.

The income tax rate in 2016 of 28.0% was lower due to certain discrete tax benefits and the income tax rate in 2015 of 38.7% was higher primarily due to a tax benefit shortfall associated with share-based awards.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% change in our estimated tax rate as of December 31, 2017 would be an increase in income tax expense of $0.2 million and a decrease in net income available to common shareholders of $0.2 million. This increase in income tax expense would not result in a change to net income available to common shareholders per basic and diluted share for 2017.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2017, we recorded approximately $3,512 million in radio broadcasting licenses and goodwill, which represented approximately 77% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss to our broadcasting licenses was in 2012. As a result of our annual impairment test during the second quarter of 2017, we recognized an impairment loss on our goodwill of $0.4 million.

The annual impairment test in 2017 did not include the stations acquired during the first quarter of 2017 in the Charlotte market or the markets acquired through the Merger markets or the two markets acquired as part of a radio station exchange. For these markets, similar valuation techniques that were used in the testing process were applied to the valuation of the broadcasting licenses and goodwill under purchase price accounting. In addition, for the acquisitions consummated during the period, the valuation approximates the fair value related to the valuation of the acquired FCC licenses and goodwill.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (ii) the discount rate; (ii) the market share and profit margin of an average station within a market based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our broadcasting licenses and goodwill assets.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.

We most recently completed our annual impairment test for broadcasting licenses during the second quarter of 2017 and determined that the fair value of the broadcasting licenses was more than the carrying value in each of our markets and, as a result, we did not record an impairment loss.

The following table reflects the estimates and assumptions used in the second quarter of 2017 as compared to the second quarter of 2016, the date of the most recent prior impairment test:

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

The annual impairment test in 2017 did not include the Charlotte market, the Merger markets or the two markets acquired as part of an exchange of radio stations.

The table below, which includes the Charlotte market and excludes the Merger markets and the two markets acquired as part of an exchange of radio stations, presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2017 for 25 units of accounting (25 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Three of our 28 markets that were subject to testing are considered immaterial.

For the Merger markets and the two markets acquired in an exchange of radio stations, similar techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting. Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

Units of Accounting as of December 31, 2017
Based Upon the Valuation as of June 30, 2017 And Subsequently
Updated for Charlotte Market as of September 30, 2017
	Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	5	6	1	13
Carrying value (in thousands)	$260,288	$260,220	$17,135	$271,579

Broadcasting Licenses Valuation at Risk

The second quarter 2017 impairment test of our broadcasting licenses together with the third quarter 2017 impairment test of our broadcasting licenses in the Charlotte market indicated that there were 11 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 11 units of accounting have a carrying value of $520.5 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year by evaluating our goodwill for each reporting unit. We determined that a radio market is a reporting unit and, in total, we assessed goodwill at 23 separate reporting units. In determining the reporting units to evaluate, we excluded: (1) four reporting units that had no goodwill; and (2) the Charlotte market which was acquired in the first quarter of 2017. Any goodwill allocable to the Merger markets and the two markets acquired as part of an exchange of radio stations, was not included in the annual goodwill impairment assessment, as these acquisitions closed subsequent to the testing periods.

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

To determine the fair value, we use a market approach and, when appropriate, an income approach in computing the fair value for each reporting unit. The market approach calculates the fair value of each market’s radio stations by analyzing recent sales of similar properties expressed as a multiple of cash flow. The income approach utilizes a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing it at an appropriate market rate to arrive at an indication of fair value for the reporting unit.

In our goodwill analysis, we considered the results of the market, and, where appropriate, the income approach in computing the fair value of our reporting units. In the market approach, we applied an estimated market multiple of between seven and a half times and eight times to each reporting unit’s operating performance to calculate the fair value. Management believes that these approaches are an appropriate measurement given the current market valuations of broadcast radio stations together with historical market transactions, including those in recent months. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and management’s estimates of future performance.

As a result of the Merger and the two markets acquired in the radio station exchange, we will have a presence in 19 new markets. Due to the size and composition of the company post-Merger, management may further consider its reporting unit and operating segment conclusions as it relates to the annual goodwill assessment. Factors that we may consider include, but are not limited to, how the chief operating decision maker will evaluate results of a significantly larger company and whether there is a need to further streamline the operating segment structure.

The following table reflects certain key estimates and assumptions applied to each of our markets that were used in the second quarter of 2017, and in the second quarter of 2016, the date of the most recent prior impairment test:

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

The results of the goodwill impairment test indicated that the carrying value of goodwill for our Boston, Massachusetts market exceeded its fair value. The amount by which the carrying value exceeded the fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, we determined that the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded an impairment loss during the second quarter of 2017 in the amount of $0.4 million. We performed a reasonableness test by comparing the fair value results for goodwill (by using the implied multiple based on our cash flow performance and our current stock price) to prevailing radio broadcast transaction multiples.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The annual impairment test in 2017 did not include the Charlotte market, the Merger markets or the two markets acquired in the radio station exchange. As stated above, we subsequently elected to conduct an impairment test on the goodwill of the Charlotte market.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of the reporting unit as of December 31, 2017 for 24 reporting units that were tested for goodwill impairment during the second quarter or third quarter of 2017. As of December 31, 2017, the markets reflected in the table with goodwill were 23 after the write off of goodwill in the Boston market. The number of reporting units, enterprise carrying value, and goodwill carrying value in the table: (1) includes the Charlotte market; (2) excludes the Merger markets; (3) excludes the two markets acquired as part of the radio station exchange; and (4) reflects the full write-off of goodwill in the Boston, Massachusetts market.

For the Merger markets and the two markets acquired as part of the radio station exchange, similar techniques that are used in the testing process were applied to the valuation of the goodwill under purchase price accounting. Rather than presenting the percentage separately for each reporting unit, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the reporting unit, including goodwill. In addition, the reporting units are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

Reporting Units as of December 31, 2017
Based Upon The Valuation as of June 30, 2017 And Subsequently
Updated for Charlotte Market as of September 30, 2017
	Percentage Range by Which Fair Value Exceeds Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of reporting units	2	3	1	17
Enterprise carrying value (in thousands)	$126,114	$188,527	$24,233	$417,636
Goodwill carrying value (in thousands)	$1,656	$8,968	$70	$23,037

Goodwill Valuation At Risk

The second quarter and third quarter 2017 impairment tests of our goodwill indicated that there were five reporting units that exceeded the carrying value by 10% or less. In aggregate, these five reporting units have a carrying value of $314.6 million, of which $10.6 million is goodwill.

Future impairment charges may be required on any of our reporting units with goodwill, as the discounted cash flow and market-based models are subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets.

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

Sensitivity Analysis (1)
	Results of Long-Term Revenue Growth Rate Decrease	Results of Operating Performance Cash Flow Margin Decrease	Results of Weighted Average Cost of Capital Increase
	(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$23,171	$2,059	$55,743

Goodwill (2)
Incremental goodwill impairment	$18,599	$6,905	$38,950

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)	The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach.

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

The discount rate to be used by a typical market participant reflects the risk inherent in future cash flows for the broadcast industry. The same discount rate was used for each of our markets. The discount rate is calculated by weighting the required returns on interest-bearing indebtedness and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based upon data available for publicly traded companies in the broadcast industry.

See Note 5, Intangible Assets and Goodwill, in the accompanying notes to our audited consolidated financial statements, for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this annual report. Note 2 to our audited consolidated financial statements contains several other policies, including policies governing the timing of revenue and expense recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2017, see the new accounting standards under Note 2 to the accompanying notes to our audited consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior indebtedness (the Term B-1 Loan and Revolver). Due to our recent Merger with CBS Radio in November 2017, we increased: (1) our fixed rate indebtedness by assuming the $400 million 7.250% Senior Notes issued by CBS Radio in October 2016; and (2) our variable rate indebtedness by: (a) assuming CBS Radio’s term B loan; and (b) refinancing our existing indebtedness with a higher principal amount.

If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2017, our interest expense on: (i) our Term B-1 Loan would increase $13.3 million on an annual basis; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2017. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2018 versus 2017 is expected to be higher due to: (i) the significant increase in our average outstanding indebtedness upon which interest is computed; and (ii) the addition of the fixed rate Senior Notes. The addition of the Senior Notes alone will result in an annual increase to interest expense of $29.0 million in 2018. We anticipate reducing our outstanding indebtedness upon which interest is computed, however, such reductions will not be sufficient to offset the overall increases in outstanding indebtedness assumed in connection with the Merger. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.

As of December 31, 2017, there were no interest rate hedging transactions outstanding.

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

Evaluation of Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, which excluded the Merger with CBS Radio, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chairman, Chief Executive Officer and President and our Executive Vice President & Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We are in the process of working to incorporate CBS Radio into our internal control over financial reporting structure and our evaluation of internal control over financial reporting and related disclosure controls and procedures. Other than working to incorporate CBS Radio as mentioned above, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

Management has excluded the acquired operating subsidiaries of CBS Radio Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in a purchase business combination during 2017. The acquired operating subsidiaries of CBS Radio Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 61% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

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

David J. Field, Chairman, Chief Executive Officer and President

Richard J. Schmaeling, Executive Vice President & Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(b) Exhibits

Exhibit Number	Description

2.1 #	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2 #	Amendment No. 1, dated as of July 10, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on July 10, 2017)

2.3 #	Amendment No. 2, dated as of September 13, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on September 13, 2017)

2.4 #	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.5 #	Field Family Side Letter Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit H to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.6 #	Voting Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit I to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1 #	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381))

3.2 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.7 #	Amendment No 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.8 #	Amendment No 2 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 17, 2017)

4.1 #	Indenture for Senior Notes, dated as of October 17, 2016, by and among CBS Radio, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #	Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #	Supplemental Indenture, dated December 8, 2017, by and between CBS Radio Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

10.1 #	Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.9 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.2 #	Amendment No. 1, dated as of March 3, 2017, to the Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.10 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.3 #	Transition Services Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.5 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.4 #	Joint Digital Services Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.6 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.5 #	Tax Matters Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.10 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.6 #	Employment Agreement, dated April 22, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016).

10.7 #	First Amendment to Employment Agreement, November 16, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 17, 2017).

10.8 #	Waiver Agreement April 19, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.9 #	Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.10 #	Employment Agreement, dated July 18, 2017, between Entercom Communications Corp. and Louise C. “Weezie” Kramer. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10Q for the quarter ended September 30, 2017, filed on November 6, 2017).

10.11 #	Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.12 *	Employment Agreement, dated August 1, 2016, between CBS Radio Inc. and Robert Philips. Filed herewith.

10.13 #	Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 26, 2016.).

10.14 #	First Amendment to Employment Agreement, February 28, 2017, between Entercom Communications Corp. and Stephen F. Fisher. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.15 #	Employment Agreement, July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.16 #	First Amendment to Employment Agreement, December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.17 #	Second Amendment to Employment Agreement, May 10, 2017, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.18 #	Entercom Non-Employee Director Compensation Policy adopted May 10, 2017. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2017).

10.19 #	Amended and Restated Entercom Equity Compensation Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 7, 2014.

10.20 #	Entercom Annual Incentive Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 17, 2017).

10.21 #	Entercom 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 18, 2016).

21.1 *	Information Regarding Subsidiaries of Entercom Communications Corp. Filed herewith.

23.1 *	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

32.2 *	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
#	Incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entercom Communications Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting under Item 9A, management has excluded the acquired operating subsidiaries of CBS Radio Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in a purchase business combination during 2017. We have also excluded the acquired operating subsidiaries of CBS Radio Inc. from our audit of internal control over financial reporting. The acquired operating subsidiaries of CBS Radio Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 61% and 22%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 16, 2018

We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31, 2017	DECEMBER 31, 2016
ASSETS:
Cash	$34,167	$46,843
Accounts receivable, net of allowance for doubtful accounts	341,989	92,172
Prepaid expenses, deposits and other	24,347	7,670

Total current assets	400,503	146,685
Investments	9,955	255
Net property and equipment	346,507	63,375
Radio broadcasting licenses	2,649,959	823,195
Goodwill	862,000	32,718
Assets held for sale	212,320	—
Deferred charges and other assets, net of accumulated amortization	57,957	10,005

TOTAL ASSETS	$4,539,201	$1,076,233

LIABILITIES:
Accounts payable	$598	$481
Accrued expenses	76,565	16,881
Other current liabilities	107,561	21,579
Non-controlling interest—variable interest entity	—	23,959
Long-term debt, current portion	13,319	4,817

Total current liabilities	198,043	67,717

Long-term debt, net of current portion	1,859,442	467,651
Deferred tax liabilities	609,789	92,898
Other long-term liabilities	107,567	26,861

Total long-term liabilities	2,576,798	587,410

Total liabilities	2,774,841	655,127

CONTINGENCIES AND COMMITMENTS
PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK	—	27,732

SHAREHOLDERS’ EQUITY:
Preferred stock; authorized 25,000,000 shares; issued and outstanding 0 in 2017 and 11 in 2016	—	—
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 139,675,781 in 2017 and 33,510,184 in 2016	1,397	335
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2017 and 7,197,532 in 2016	40	72
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,737,132	605,603
Retained earnings (accumulated deficit)	25,791	(212,636)

Total shareholders’ equity	1,764,360	393,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,539,201	$1,076,233

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
NET REVENUES	$592,884	$464,771	$414,481

OPERATING EXPENSE:
Station operating expenses	443,512	323,270	290,814
Depreciation and amortization expense	15,546	9,793	8,419
Corporate general and administrative expenses	47,859	33,328	26,479
Restructuring charges and transition services costs	16,922	—	2,858
Impairment loss	952	254	—
Merger and acquisition costs	41,313	708	3,978
Other expenses related to financing	2,213	565	—
Net time brokerage agreement (income) fees	130	417	(1,285)
Net (gain) loss on sale or disposal of assets	11,853	(1,621)	(2,364)

Total operating expense	580,300	366,714	328,899

OPERATING INCOME (LOSS)	12,584	98,057	85,582

NET INTEREST EXPENSE	32,521	36,639	37,961

Net (gain) loss on extinguishment of debt	4,135	10,858	—
Net recovery of a claim	—	(2,299)	—

OTHER (INCOME) EXPENSE	4,135	8,559	—

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(24,072)	52,859	47,621
INCOME TAXES (BENEFIT)	(257,085)	14,794	18,437

NET INCOME AVAILABLE TO THE COMPANY—CONTINUING OPERATIONS	233,013	38,065	29,184
Preferred stock dividend	(2,015)	(1,901)	(752)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS—CONTINUING OPERATIONS	230,998	36,164	28,432
Income from discontinued operations, net of income taxes (benefit)	836	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$231,834	$36,164	$28,432

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE—BASIC
Net income (loss) from continuing operations per share available to common shareholders—Basic	$4.49	$0.94	$0.75

Net income (loss) from discontinued operations per share available to common shareholders—Basic	$0.02	$—	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE—BASIC	$4.51	$0.94	$0.75

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE—DILUTED
Net income (loss) from continuing operations per share available to common shareholders—Diluted	$4.37	$0.91	$0.73

Net income (loss) from discontinued operations per share available to common shareholders—Diluted	$0.02	$—	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE—DILUTED	$4.38	$0.91	$0.73

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.515	$0.225	$—

WEIGHTED AVERAGE SHARES:
Basic	51,392,899	38,500,495	38,083,947

Diluted	52,885,156	39,568,062	39,037,623

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee
Stock Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	9,567
Issuance of common stock related to the Employee
Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	8,250	—	—	—	42	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$1,764,360

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$233,849	$38,065	$29,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,546	9,793	8,419
Net amortization of deferred financing costs (including original issue discount and debt premium)	1,371	2,897	3,203
Net deferred taxes (benefit) and other	(263,551)	14,688	18,322
Provision for bad debts	3,715	1,330	1,553
Net (gain) loss on sale or disposal of assets	11,853	(1,621)	(2,364)
Non-cash stock-based compensation expense	9,567	6,539	5,524
Deferred rent	324	138	1,017
Unearned revenue—long-term	746	—	(10)
Net loss on extinguishment of debt	4,135	10,858	—
Deferred compensation	4,247	1,683	584
Impairment loss	952	254	—
Accretion expense (income), net of asset retirement obligation adjustments	37	27	13
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(14,127)	(4,202)	(4,027)
Prepaid expenses, deposits and other	14,267	(1,368)	642
Accounts payable, accrued expenses and other current liabilities	8,370	(739)	700
Accrued interest expense	4,169	40	769
Accrued liabilities—long-term	(3,484)	(1,894)	146
Prepaid expenses—long-term	(2,874)	(4,458)	1,115

Net cash provided by (used in) operating activities	29,112	72,030	64,790

INVESTING ACTIVITIES:
Additions to property and equipment	(20,530)	(7,336)	(7,043)
Proceeds from sale of property, equipment, intangibles and other assets	60,505	7,974	427
Purchases of radio station assets	(24,000)	(92)	(83,553)
Additions to amortizable intangible assets	(663)	(241)	(1,475)
Purchases of investments	(9,700)	—	(9)
Proceeds from investments and capital projects	—	—	9
(Deconsolidation) consolidation of a VIE	(302)	302	—
Additions to non-amortizable intangible assets	—	(112)	(100)
Proceeds from disposition of radio stations	12,000	—	—

Net cash provided by (used in) investing activities	17,310	495	(91,744)

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED
	2017	2016	2015
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	500,000	480,000	—
Borrowing under the revolving senior debt	200,500	24,500	58,000
Proceeds from capital lease obligations and other	—	102	—
Payments of long-term debt	(669,750)	(293,266)	(51,250)
Payment of call premium and other fees	—	(5,977)	—
Retirement of senior subordinated notes	—	(220,000)	—
Payment for debt issuance costs	(16,302)	(8,038)	—
Proceeds from issuance of employee stock plan	182	379	—
Retirement of perpetual cumulative convertible preferred stock	(27,737)	—	—
Payment of fees associated with the issuance of preferred stock	—	—	(220)
Proceeds from the exercise of stock options	42	265	35
Purchase of vested employee restricted stock units	(2,565)	(2,268)	(1,562)
Payment of dividends on common stock	(29,296)	(8,666)	—
Payment of dividend equivalents on vested restricted stock units	(1,556)	(94)	(7)
Repurchase of common stock	(10,042)	—	—
Payment of dividends on preferred stock	(2,574)	(1,788)	(413)

Net cash provided by (used in) financing activities	(59,098)	(34,851)	4,583

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,676)	37,674	(22,371)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,843	9,169	31,540

CASH AND CASH EQUIVALENTS, END OF YEAR	$34,167	$46,843	$9,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,813	$34,568	$34,822

Income taxes	$2,030	$381	$81

Dividends on common stock	$29,296	$8,666	$—

Dividends on preferred stock	$2,574	$1,788	$413

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.	BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Nature of Business – Entercom Communications Corp. (the “Company”) is the second-largest radio broadcasting company in the United States. The Company is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 15 markets and 22 of the top 25 markets.

On February 2, 2017, the Company and its wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly-owned subsidiary CBS Radio, Inc. (“CBS Radio”). Pursuant to the CBS Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company’s wholly-owned subsidiary (the “Merger”). The parties to the Merger believe that the Merger was tax free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.

The Merger was subject to approval by the Company’s shareholders and customary regulatory approvals. As a result of the Merger, the Company would have owned radio stations in seven markets in excess of the limits set forth in the Federal Communications Commission’s (the “FCC”) local radio ownership rule. In order to comply with this FCC rule, and to obtain clearance for the Merger from the Antitrust Division of the U.S. Department of Justice (“DOJ”), the Company agreed to divest a total of nineteen stations in such markets, consisting of eight stations owned by the Company and eleven stations owned by CBS Radio. Refer to additional information on divestitures in Note 3, Business Combinations.

On November 1, 2017, the Company entered into a settlement with the DOJ. On November 9, 2017, the FCC released an order, pursuant to the Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder, approving the applications filed by CBS Radio and the Company requesting FCC consent to the CBS Radio Merger Agreement. Obtaining the FCC Consent, and its effectiveness in accordance with applicable law and the rules and regulations of the FCC, was a condition to the obligation of CBS, CBS Radio, the Company, and Merger Sub to the consummation of the Merger. On November 15, 2017, the Company’s shareholders voted to approve the Merger.

Upon obtaining all required approvals, the Merger closed on November 17, 2017. CBS Radio contributed net revenues from continuing operations of $133.6 million and income (loss) before income taxes (benefit) of $21.4 million since the date of acquisition. The results of CBS Radio have been included in the Company’s consolidated financial statements since the date of acquisition. Refer to Note 3, Business Combinations, for additional information.

The Company’s strategy focuses on providing compelling content in the communities it serves to enable the Company to offer its advertisers an effective marketing platform to reach a large targeted local audience. The principal components of the Company’s strategy are to: (i) focus on creating effective integrated marketing solutions for its customers that incorporate its audio, digital and experiential assets; (ii) build strongly-branded radio stations with highly compelling content; (iii) develop market leading station clusters; and (iv) recruit, develop, motivate and retain superior employees.

Revision of Prior Period Financial Statements for Digital Revenue Contracts

In connection with the preparation of the Company’s consolidated financial statements in the second quarter of 2017, the Company identified immaterial errors in prior periods relating to the netting of certain digital expenses against certain digital revenues. Since the Company acts as a principal in certain digital revenue contracts, the expenses should not have been netted against gross revenues. The impact of these errors was not material to any prior period. Consequently, the Company corrected the errors by increasing net revenues and station operating expenses on the consolidated statements of operations by the amounts below. As the two line items are adjusted by offsetting amounts, the corrections had no impact on income before taxes, income taxes (benefit), net income, earnings per share or diluted earnings per share, shareholders’ equity, cash flows from operations, or working capital. The corrections had no impact on the consolidated balance sheets or statements of cash flows.

The following tables include the revisions to the consolidated statements of operations for the interim and annual periods during 2017, 2016, and 2015:

Description	Three Months Ended March 31, 2017
(amounts in thousands) (unaudited)
Net revenues:
Prior to revision	$97,452
Revision	1,549

As revised	$99,001

Station operating expenses, including non—cash compensation expense:
Prior to revision	$75,617
Revision	1,549

As revised	$77,166

	Three Months Ended (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Description	2016
	(amounts in thousands)
Net revenues:
Prior to revision	$96,103	$120,478	$120,457	$123,207	$460,245
Revision	906	1,093	1,184	1,343	4,526

As revised	$97,009	$121,571	$121,641	$124,550	$464,771

Station operating expenses, including non—cash compensation expense:
Prior to revision	$71,715	$82,639	$82,905	$81,485	$318,744
Revision	906	1,093	1,184	1,343	4,526

As revised	$72,621	$83,732	$84,089	$82,828	$323,270

	Three Months Ended (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Description	2015
	(amounts in thousands)
Net Revenues:
Prior to revision	$78,420	$100,592	$114,662	$117,704	$411,378
Revision	589	730	874	910	3,103

As revised	$79,009	$101,322	$115,536	$118,614	$414,481

Station operating expenses, including non—cash compensation expense:
Prior to revision	$59,367	$70,000	$81,241	$77,103	$287,711
Revision	589	730	874	910	3,103

As revised	$59,956	$70,730	$82,115	$78,013	$290,814

Reclassifications

Certain reclassifications have been made to the prior years’ statements of operations and balance sheets to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements. The Company elected to reclassify certain accrued benefits from the accrued expenses financial statement line item to the other current liabilities line item as these amounts are more closely aligned with accrued compensation. The Company also elected to separately present: (1) investments from deferred charges and other assets, net of accumulated amortization; and (2) restructuring charges from merger and acquisition costs in order to provide the users of the financial statements with additional insight into the Merger.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are 100% owned by the Company. All intercompany transactions and balances have been eliminated in consolidation. The Company also considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. From time to time, the Company may enter into a time brokerage agreement (“TBA”) or local marketing agreement (“LMA”) in connection with a pending acquisition or disposition of radio stations and the requirement to consolidate or deconsolidate a VIE or separately present activity as discontinued operations may apply, depending on the facts and circumstances related to each transaction.

As of December 31, 2017, there were no outstanding VIEs. As of December 31, 2016, there was one VIE requiring consolidation in these financial statements. See Note 20, Contingencies And Commitments, for further discussion on VIEs requiring consolidation. See Note 19, Assets Held For Sale And Discontinued Operations, for further discussion on discontinued operations.

Reportable Segment – The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. Radio stations serving the same geographic area, which may be comprised of a city or combination of cities, are referred to as markets or as distinct operating segments. The Company has 48 operating segments. These operating segments are aggregated to create one reportable segment.

Management’s Use of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances for deferred tax assets; (3) allowance for doubtful accounts and allowance for sales reserves; (4) self-insurance reserves; (5) fair value of equity awards; (6) estimated lives for tangible and intangible assets; (7) contingency and litigation reserves; (8) fair value measurements; (9) acquisition purchase price asset and liability allocations; and (10) uncertain tax positions. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Income Taxes – The Company applies the asset and liability method to the accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company reviews on a continuing basis the need for a deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the consolidated statements of operations in the period that such an adjustment is required.

The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (1) income (loss) from continuing operations; (2) income (loss) from discontinued operations; (3) other comprehensive income (loss); (4) the cumulative effects of accounting changes; and (5) other charges or credits recorded directly to shareholders’ equity. See Note 15, Income Taxes, for a further discussion of income taxes.

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

Depreciation expense for property and equipment, which includes amounts from the VIE in 2016, is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Depreciation expense	$13,215	$8,689	$7,419

As of December 31, 2017, the Company had capital expenditure commitments outstanding of $4.1 million.

The Company acquired a material amount of net property and equipment in the Merger, which resulted in a significant increase in all major categories of its property and equipment at December 31, 2017. Refer to Note 3, Business Combinations, for additional information.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		December 31,
	From	To	2017	2016
Land, land easements and land improvements	—	15	$137,160	$18,546
Buildings	20	40	46,195	22,698
Equipment	3	40	199,044	112,362
Furniture and fixtures	5	10	23,859	11,129
Capital leases	*	*	44	44
Leasehold improvements	*	*	54,829	23,017

			461,131	187,796
Accumulated depreciation			(132,209)	(128,322)

			328,922	59,474
Capital improvements in progress			17,585	3,901

Net property and equipment			$346,507	$63,375

*	Shorter of economic life or lease term

Long-Lived Assets—The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 5, Intangible Assets And Goodwill, for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.

If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Revenue Recognition – The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (1) commercial broadcast time; (2) digital advertising; (3) local events; (4) e-commerce where an advertiser’s goods and services are sold through the Company’s websites; and (5) a suite of digital products.

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

Refer to the recent accounting pronouncements section within this note for additional information on recently issued accounting guidance which may have an impact on the Company’s revenue recognition policies in future periods.

The Company acquired certain contracts in the Merger, which resulted in a significant increase in the amount of unearned revenue at December 31, 2017. Refer to Note 3, Business Combinations, for additional information.

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2017	2016
		(amounts in thousands)
Current	Other current liabilities	$17,519	$298

Long-term	Other long-term liabilities	$13,000	$—

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

Debt Issuance Costs and Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. See Note 9, Long-Term Debt, for further discussion for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations.

In the fourth quarter of 2017, the Company refinanced its outstanding debt in conjunction with the Merger. In connection with this refinancing activity, a portion of the unamortized deferred financing costs associated with the Company’s former revolving credit facility and a portion of the unamortized deferred financing costs associated with the Company’s former term loan was written off and included in the statement of operations under loss on extinguishment of debt. Lender fees and third party fees incurred during the refinancing were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments.

During the year ended December 31, 2016, the Company refinanced its previously outstanding debt that included retiring its $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Former Senior Notes”). In connection with this refinancing, the unamortized original issue discount associated with the Former Senior Notes was written off and included in the statement of operations under loss on extinguishment of debt. Refer to Note 9, Long-Term Debt, for further discussion of the 2017 and 2016 refinancing activity.

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

On November 17, 2017 and November 1, 2016, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 9, Long-Term Debt for a discussion of the Company’s long-term debt.

Corporate General and Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. A portion of the Company’s TBA income earned is presented net of tax in income (loss) from discontinued operations, net of income taxes (benefit) in the Company’s consolidated statement of operations. TBA fees or income earned from continuing operations are recorded as a separate line item in the Company’s consolidated statement of operations.

Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 16, Supplemental Cash Flow Disclosures On Non-Cash Activities, for a summary of the Company’s barter transactions.

Business Combinations – Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses an income or cost method to determine the fair value of all intangible assets required to be recognized for business combinations. For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 5, Intangible Assets And Goodwill.

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

The following table presents the changes in asset retirement obligations:

	Asset Retirement Obligations
	December 31,
	2017	2016
	(amounts in thousands)
Beginning Balance	$1,044	$569
Additions	1,006	453
Settlements	(525)	(14)
Revision of estimate	152	(2)
Accretions	37	38

Ending Balance	$1,714	$1,044

Asset retirement obligations—short term	$457	$610
Asset retirement obligations—long term	1,257	434

Total asset retirement obligations	$1,714	$1,044

Accrued Compensation – Certain types of employee compensation, which amounts are included in the balance sheets under other current liabilities, are paid in subsequent periods. See Note 7, Other Current Liabilities, for amounts reflected in the balance sheets.

Cash and Cash Equivalents – Cash consists primarily of amounts held on deposit with financial institutions. The Company’s cash deposits with banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. At times, the cash balances held by the Company in financial institutions may exceed these insured limits. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in high credit quality financial institutions. The Company has not experienced any losses in such accounts. From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company had no cash equivalents on hand.

Derivative Financial Instruments – The Company follows accounting guidance for its derivative financial instruments that it enters into from time to time, including certain derivative instruments embedded in other contracts, and hedging activities.

Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 8, Other Long-Term Liabilities.

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

Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 14, Share-Based Compensation.

Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2017 and 2016, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company has minority equity investments in privately held companies that are separately presented in the Investments line item. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when a decline in fair value is other-than-temporary. In determining whether a decline in fair value is other-than-temporary, the Company considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the Company’s cost basis, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired (other than temporarily) at the balance sheet date and for those investments for which an impairment has not been recognized. Refer to Note 18, Fair Value Of Financial Instruments, for additional information on cost-method investments.

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

Recognition of Insurance Claims and Other Recoveries – The Company recognizes insurance recoveries and other claims when all contingencies have been satisfied. During 2016, the Company recovered $2.3 million related to a legal claim. This amount was recorded on a net basis after deducting certain related expenses. For further discussion, see Note 20, Contingencies And Commitments.

Sports Programming Costs and Unfavorable/Favorable Sports Liabilities/Assets – Sports programming costs which are for a specified number of events are amortized on an event-by-event basis, and programming costs which are for a specified season are amortized over the season on a straight-line basis. Prepaid expenses which are not directly allocable to any one particular season are amortized on a straight-line basis over the life of the agreement. In connection with certain acquisitions, the Company assumed contracts at above or below market rates. These liabilities and assets are being amortized over the life of the contracts and are reflected within current and long-term assets and liabilities.

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

Software Costs – The Company capitalizes direct internal and external costs incurred to develop internal-use software during the application development stage. Internal-use software includes website development activities such as the planning and design of additional functionality and features for existing sites and/or the planning and design of new sites. Costs related to the maintenance, content development and training of internal-use software are expensed as incurred. Capitalized costs are amortized over the estimated useful life of three years using the straight-line method.

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

Definition of a Business

In January 2017, the accounting guidance was amended to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018 under a prospective application method. As described in Note 19, Assets Held For Sale And Discontinued Operations, and Note 3, Business Combinations, the Company entered into several binding and non-binding transactions with third parties in order to dispose of or exchange multiple radio stations in several markets. These divestitures and exchanges were entered into to comply with certain regulatory requirements to facilitate the Merger. Based upon the Company’s assessment, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of assets that meet the definition of a business under the amended guidance.

Goodwill Impairment

In January 2017, the accounting guidance was amended to simplify the accounting for goodwill impairment by removing the second step of the goodwill impairment test. The guidance is effective for the Company as of January 1, 2020, on a prospective basis, although early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this amended accounting guidance for its annual impairment test during the second quarter of 2017. The results of the Company’s annual goodwill impairment test indicated that the carrying value of the Company’s goodwill in one particular market exceeded its appraised enterprise value. As a result, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 5, Intangible Assets And Goodwill, for additional information.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance is effective for the Company as of January 1, 2018 under a retrospective application method. Based upon the Company’s assessment, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation Modification

In May 2017, the accounting guidance was amended to clarify modification accounting for stock-based compensation. The guidance is effective for the Company as of January 1, 2018, on a prospective basis, although early adoption is permitted for interim periods. Under the amended guidance, the Company will only apply modification accounting for stock-based compensation if there are: (1) changes in the fair value or intrinsic value of share-based compensation; (2) changes in the vesting conditions of awards; and (3) changes in the classification of awards as equity instruments or liability instruments. Based upon the Company’s assessment, the impact of this guidance should not be material to the Company’s financial position, results of operations or cash flows.

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

As of January 1, 2017, the Company recorded a cumulative-effect adjustment to its accumulated deficit of $5.1 million on a modified retrospective transition basis. This adjustment was comprised of previously unrecognized excess tax benefits of $4.6 million as adjusted for the Company’s effective income tax rate, and a change to recognize stock-based compensation forfeitures when they occur of $0.5 million, net of tax.

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

This guidance is effective for the Company as of January 1, 2019, with certain practical expedients available.

Financial Instruments

In January 2016, the accounting guidance was modified with respect to recognition, measurement, presentation and disclosure of financial instruments. The most notable impact of the amended accounting guidance for the Company is that this modification effectively supersedes and eliminates current accounting guidance for cost-method investments. Refer to Note 18, Fair Value Of Financial Instruments, for additional information on the Company’s cost-method investments.

The guidance is effective for the Company as of January 1, 2018, and early adoption is not permitted. The Company will adopt the new guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings, if applicable, as of the effective date.

The Company’s investments continue to be carried at their original cost and there have been no impairments in the cost-method investments or returns of capital. Based upon the Company’s assessment, the impact of this guidance should not have a material impact on the Company’s financial position, results of operations, or cash flows.

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. The new guidance provides companies with a revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for such goods or services. The new guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance may be implemented using a modified retrospective approach or by using a full retrospective approach and is effective for the Company as of January 1, 2018.

The Company has identified three phases of its implementation process. In connection with the first phase, the Company performed the following activities during the second quarter of 2017: (1) completed an internal assessment of the Company’s operations and identified its significant revenue streams; (2) held revenue recognition conversations with certain of its sales managers and business managers across its markets for each of the identified revenue streams; and (3) reviewed a representative sample of contracts and documented the key economics of the contracts to identify applicable qualitative revenue recognition changes related to the amended accounting guidance. In connection with the second phase, the Company performed the following activities during the third and fourth quarters of 2017: (i) assessed key accounting policies; (ii) assessed the disclosure requirements of the new standard; and (iii) determined the impact on business processes and internal controls. In connection with the final phase, the Company is finalizing its review of the impact to accounting policies, business processes and internal controls to support the financial reporting requirements. Such procedures will be completed in the first fiscal quarter of 2018 upon the adoption of the new standard. The Company has identified changes to its revenue recognition policies related to: (1) contracts that contain performance bonuses; and (2) barter programming contracts.

The impact of this guidance is not expected to be material to the Company’s financial position, results of operations or cash flows. Upon adoption of this guidance, in the first fiscal quarter of 2018, the Company will enhance its current disclosures to allow users of the financial statements to comprehend information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the Company’s contracts with its customers.

3.	BUSINESS COMBINATIONS

The Company records acquisitions under the acquisition method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2017 CBS Radio Business Acquisition

On November 17, 2017, the Company acquired the CBS Radio business from CBS to further strengthen its scale and capabilities to compete more effectively with other media for a larger share of advertising dollars. The purchase price was $2.56 billion and consisted of $1.17 billion of total equity consideration and $1.39 billion of assumed debt.

The CBS Radio business acquisition was completed pursuant to the Merger, dated February 2, 2017, by and among the Company, CBS, CBS Radio, and Merger Sub, a wholly-owned subsidiary of the Company. On November 17, 2017, (i) Merger Sub was merged with and into CBS Radio, with CBS Radio continuing as the surviving corporation and a direct, wholly-owned subsidiary of the Company and (ii) each share of CBS Radio common stock was converted into one share of the Company’s common stock.

The Company issued 101,407,494 shares of its Class A common Stock to the former holders of CBS Radio common stock. At the time of the Merger, each outstanding RSU and stock option with respect to CBS Class B common stock held by employees of CBS Radio was canceled and converted into equity awards for the Company’s Class A common stock. The conversion was based on the ratio of the volume-weighted average per share closing prices of CBS stock on the five trading days prior to the date of acquisition and the Company’s stock on the five trading days following the date of acquisition. Entercom Communications Corp. is considered to be the acquiring company for accounting purposes.

Restructuring costs and transition services costs relating to the Merger of $16.9 million and merger and acquisition costs relating to the Merger, including legal and professional fees of $41.3 million for the year ended December 31, 2017, were expensed as incurred.

To complete the Merger, certain divestitures were required by the FCC in order to comply with FCC’s ownership rules and policies. These divestitures consisted of: (1) the exchange transaction with iHeartMedia, Inc. (“iHeart”); (2) the exchange transaction with Beasley Broadcast Group, Inc. (“Beasley”); (3) entry into an LMA with Bonneville International Corporation (“Bonneville”); and (4) a cash sale to Educational Media Foundation (“EMF”).

Due to the structure of the transaction, there is no step-up in tax basis for the assets acquired as the Company will assume the existing tax basis of CBS Radio. The absence of a step-up in tax basis will limit the Company’s tax deductions in future years and impacts the amount of deferred tax liabilities recorded as part of purchase price accounting. If any of the Internal Distributions or the Final Distribution does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Code or the Merger does not qualify as a tax-free “reorganization” under Section 368(a) of the Code, including as a result of actions taken in connection with the distributions made by CBS to facilitate the Merger or as a result of subsequent acquisitions of shares of CBS, Entercom, or CBS Radio, then CBS and/or holders of CBS Common Stock that received Radio Common Stock in the Final Distribution may be required to pay substantial U.S. federal income taxes, and, in certain circumstances, CBS Radio and Entercom may be required to indemnify CBS for any such tax liability.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on hypothetical, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill. The goodwill recorded reflects our expectations of our ability to gain access to and penetrate CBS Radio’s customer base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities as a results of a large national presence. A portion of the goodwill carryover basis is tax deductible.

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

	November 17,	Useful Lives in Years
Description	2017	From	To
	(amounts in thousands)
Assets
Accounts receivable	241,548	less than 1 year
Prepaid sports rights and favorable sports contracts	4,160	less than 1 year
Prepaid expenses, deposits and other	20,625	less than 1 year
Other current assets	7,350	less than 1 year

Total current assets	273,683

Land	112,880	non-depreciating
Land improvements	3,988	10	10
Leasehold improvements	26,255	shorter of economic life or lease term
Buildings	19,246	25	25
Furniture and fixtures	10,929	7	7
Equipment and towers	76,486	3	23
Construction in process	14,598

Total tangible property	264,382

Advertiser relationships	27,453	5	5
Radio broadcasting licenses	1,880,400	non-amortizing
Goodwill	820,961	non-amortizing
Assets held for sale	255,650	to be sold within 1 year
Favorable leases	16,580	over remaining lease life
Other noncurrent assets	1,050	3	40

Total intangible and other assets	3,002,094

Total assets	3,540,159

Liabilities
Accounts payable	36,137	less than 1 year
Accrued expenses	35,154	less than 1 year
Accrued salaries and benefits	26,324	less than 1 year
Current portion of long-term debt	10,600	less than 1 year
Unfavorable sports liability—current portion	4,803	less than 1 year
Accrued interest	4,529	less than 1 year
Unearned revenues—current portion	14,971	less than 1 year

Total current liabilities	132,518

Unearned revenues—non-current portion	13,859	as revenue is earned
Unfavorable lease liability	12,770	over remaining lease life
Unfavorable sports liability—non-current portion	22,597	over remaining contract life
Non-current portion of long-term debt	1,376,900	5	7
Deferred tax liability	780,832	life of underlying liability
Other long-term liabilities	31,835	life of underlying liability

Total liabilities	2,371,311

Fair value of net assets acquired	$1,168,848

Under purchase price accounting for the CBS Radio Merger, the Company recorded favorable and unfavorable leases for studio and transmitter site property leases and unfavorable sports programming contracts as these leases and contracts contain terms that were considered to be below or above market rates. These leases and contracts are reflected net in other current and long-term assets and liabilities in the consolidated balance sheets and are amortized on a straight-line basis over the life of the lease or contract. A favorable or unfavorable lease or contract will result in an increase or decrease, respectively, to station operating expenses. The future amortization to unfavorable leases and contracts is as follows:

As Of December 31, 2017
(amounts in thousands)
Years ending December 31,
2018	$7,648
2019	7,323
2020	6,918
2021	6,618
2022	5,742
Thereafter	7,068

$41,317

2017 Exchange Transaction: The iHeartMedia Transaction

On November 1, 2017, the Company entered into an agreement (the “iHeartMedia Transaction”) with iHeartMedia, Inc. (“iHeart”) to exchange three CBS Radio stations in Seattle, Washington, and two CBS Radio and two Company radio stations in Boston, Massachusetts, for four iHeart radio stations in Chattanooga, Tennessee, and six iHeart radio stations in Richmond, Virginia, respectively. Upon consummation of the CBS Merger, the Company contributed the stations to be divested to iHeart into an FCC Disposition trust. Concurrently with the Company entering into an asset exchange agreement, the FCC disposition trust and iHeart entered into TBAs which provided for iHeart and the Company, respectively, to operate certain radio stations pending closing. Operation under each TBA commenced at various times and for certain stations after the Merger. During the period of the TBA, the Company: (i) included net revenues and station operating expenses associated with operating the Richmond and Chattanooga stations in the Company’s consolidated financial statements; and (ii) excluded net revenues and station operating expenses associated with iHeart’s operation of the Seattle stations and Boston stations from the Company’s consolidated financial statements. As a result of this iHeartMedia Transaction, the Company will enter two new markets in Richmond, Virginia and Chattanooga, Tennessee.

The results of operations of KZOK FM and KJAQ FM from November 17, 2017 to December 18, 2017 are presented within discontinued operations as these stations were acquired from CBS Radio and were never operated by the Company and immediately qualified as assets held for sale. Refer to Note 19, Assets Held For Sale And Discontinued Operations, for additional information.

2017 Exchange Transaction: The Beasley Transaction

On November 1, 2017, the Company entered into an agreement (the “Beasley Transaction”) with Beasley Broadcast Group (“Beasley”) to exchange a CBS Radio station (WBZ FM) in Boston, Massachusetts for another station in the same market (WMJX FM) and cash proceeds of $12.0 million.

Concurrently with entering into the asset exchange agreement, the Company entered into a TBA to operate WMJX FM and included net revenues and station operating expenses in the Company’s consolidated financial statements for the period from December 4, 2017 through December 19, 2017.

The results of operations of WBZ FM from November 17, 2017 to December 18, 2017 are presented within discontinued operations as this station was originally owned by CBS Radio and will never be a part of the Company’s continuing operations. Prior to the commencement of operations under the TBA, the Company contributed WBZ FM to a trust and the trust operated the station for a period of time. Refer to Note 19, Assets Held For Sale And Discontinued Operations, for additional information.

In valuing the non-monetary assets that were part of the consideration transferred, the Company utilized the fair value as of the acquisition date, with any excess of the purchase price over the net assets acquired reported as goodwill. The fair value of the acquired assets and liabilities was measured from the perspective of a market participant, applying the same methodology and types of assumptions as described above. Applying these methodologies requires significant judgment.

Summary of iHeart and Beasley Transactions by Radio Station

iHeartMedia Transaction
Market	Radio Stations	Transactions	TBA Commencement Date	Disposition or Acquisition Date
Richmond, VA	WRVA AM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Richmond, VA	WRXL FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Richmond, VA	WTVR FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Richmond, VA	WBTJ FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Richmond, VA	WRNL AM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Richmond, VA	WRVQ FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Chattanooga, TN	WKXJ FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Chattanooga, TN	WUSY FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Chattanooga, TN	WRXR FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Chattanooga, TN	WLND FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
Boston, MA	WBZ AM	Company divested to iHeart	November 18, 2017	December 19, 2017
Boston, MA	WZLX FM	Company divested to iHeart	November 18, 2017	December 19, 2017
Boston, MA	WRKO AM	Company divested to iHeart	Not Applicable	December 19, 2017
Boston, MA	WKAF FM	Company divested to iHeart	November 18, 2017	December 19, 2017
Seattle, WA	KZOK FM	Company divested to iHeart	Not Applicable	December 19, 2017
Seattle, WA	KJAQ FM	Company divested to iHeart	Not Applicable	December 19, 2017
Seattle, WA	KFNQ AM	Company divested to iHeart	November 18, 2017	December 19, 2017

Beasley Transaction
Market	Radio Stations	Transactions	TBA Commencement Date	Disposition or Acquisition Date
Boston, MA	WMJX FM	Company acquired from Beasley	December 4, 2017	December 19, 2017
Boston, MA	WBZ FM	Company divested to Beasley	Not Applicable	December 19, 2017

Valuation of the iHeartMedia Transaction and The Beasley Transaction

As discussed above, the Company completed a partial non-monetary transaction with Beasley and a non-monetary transaction with iHeart to exchange several radio stations in certain markets. In valuing the non-monetary assets that were part of the consideration transferred, the Company utilized the fair value as of the date the assets were exchanged. The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess between the fair values of the net assets given up over the fair values of the net assets acquired was reported as goodwill.

The following preliminary purchase price allocations are based upon the valuation of assets and liabilities and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets and liabilities pending finalization include intangible assets and liabilities. Differences between the preliminary and final valuation could be substantial.

Beasley Transaction
	Assets Acquired	Assets Disposed
	(amounts in thousands)
Assets
Total property plant and equipment	$667	$807

Total tangible assets	667	807

Sports rights agreement	—	267
Radio broadcasting licenses	35,944	35,944
Goodwill	289	11,882

Total intangible assets	36,233	48,093

Additional cash consideration	12,000	—

Total value	$48,900	$48,900

iHeart Transaction
	Assets Acquired	Assets Disposed
	(amounts in thousands)
Assets
Total property plant and equipment	$13,725	$8,149

Total tangible assets	13,725	8,149

Acquired advertising contracts	265	—
Advertiser relationships	1,041	—
Radio broadcasting licenses	50,621	56,299
Goodwill	11,700	6,852

Total intangible assets	63,627	63,151

Liabilities
Unfavorable lease agreements assumed	(1,301)	—
Deferred tax liabilities	(4,751)	—

Total value	$71,300	$71,300

2017 Local Marketing Agreement: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two LMAs with Bonneville. The LMAs, which were effective upon the closing of the Merger, allow Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations to be operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale at December 31, 2017. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. Refer to Note 19, Assets Held for Sale and Discontinued Operations, for additional information.

2017 Charlotte Acquisition

On January 6, 2017, the Company completed a transaction to acquire four radio stations in Charlotte, North Carolina from Beasley for a purchase price of $24 million in cash. The Company used cash on hand to fund the acquisition. On October 17, 2016, the Company entered into an asset purchase agreement and a TBA with Beasley to operate three of the four radio stations that were held in a trust (the “Charlotte Trust”). On November 1, 2016, the Company commenced operations of the radio stations held in the Charlotte Trust and began operating the fourth station upon closing on the acquisition with Beasley in January 2017.

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

The purchase price allocations are based upon the valuation of assets and liabilities, which include the valuation of intangible assets, and are final.

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

	January 6,	Useful Lives in Years
Description	2017	From	To
	(amounts in thousands)
Assets
Land	$2,539	non-depreciating
Buildings	217	15	25
Equipment	4,569	3	40

Total property plant and equipment	7,325
Deferred tax asset	287	life of underlying asset
Radio broadcasting licenses and goodwill	17,384	non-amortizing

Total assets	24,996

Liabilities
Unfavorable lease liabilities	735	over remaining lease life
Deferred tax liability	261	life of underlying liability

Total liabilities	996

Fair value of net assets acquired	$24,000

2017 Dispositions

In October 2017, the Company divested three radio stations to EMF in order to facilitate the Merger. The Company disposed of equipment, radio broadcasting licenses, goodwill, and other assets across three of its markets for $57.8 million in cash. The Company reported a gain, net of expenses, of $2.5 million on the disposition of these assets.

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

2015 Acquisitions

Acquisition of Lincoln Financial Media Company

On July 16, 2015, the Company acquired under a Stock Purchase Agreement (“SPA”) with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”), which hold through subsidiaries the assets and liabilities of radio stations serving the Atlanta, Denver, Miami and San Diego markets (the “Lincoln Acquisition”). The purchase price was $105.0 million of which: (1) $77.5 million was paid in cash using $42.0 million in borrowing under the Company’s Revolver together with cash on hand; and (2) $27.5 million was paid with the Company’s issuance of perpetual cumulative convertible preferred stock (“Preferred”). The SPA provided for a working capital reimbursement to Lincoln of $11.0 million before a working capital credit to the Company of $2.7 million. The SPA provided for a step-up in basis for tax purposes.

Three Denver radio stations acquired from Lincoln together with another Denver radio station were included in an exchange transaction as further described below in this Note 3.

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

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

	Purchase	Useful Lives in Years
Description	Price	From	To
	(amounts in thousands)
Cash	$2,246
Net accounts receivable	11,933	less than 1 year
Prepaid expenses, deposits and other	970	less than 1 year

Total current assets	15,149

Land	7,368	non-depreciating
Land improvements	87	15	15
Building	1,067	15	25
Leasehold improvements	973	2	11
Equipment and towers	8,651	3	40
Furniture and fixtures	29	5	5

Total tangible property	18,175

Assets held for sale	1,885
Other intangibles	487	1	5
Broadcasting licenses	79,209	non-amortizing
Goodwill	4,594	non-amortizing
Deferred tax assets	1,364	over remaining lease life

Total intangible and other assets	87,539

Total assets	$120,863

Accounts payable	$723	less than 1 year
Accrued expenses	3,466	less than 1 year
Other current liabilities	12	less than 1 year

Total current liabilities	4,201

Unfavorable contracts and other liabilities	3,272	over remaining lease life

Total liabilities acquired	$7,473

Fair value of net assets acquired	$113,390

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

Exchange Transaction: Denver, Colorado, and Los Angeles, California

On November 24, 2015, the Company completed an asset exchange agreement with Bonneville that was entered into on July 10, 2015. The Company divested four Denver, Colorado, radio stations as consideration by the Company in exchange for a radio station in Los Angeles, California (the “Bonneville Exchange”). The Company, which did not require cash to complete this transaction, acquired: (1) one station in Los Angeles, which was a new market for the Company at the time of the transaction; and (2) five radio stations in the Denver market, which was an existing market for the Company at the time of the transaction.

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

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

	Purchase	Useful Lives in Years
Description	Price	From	To
	(amounts in thousands)
Other receivables	$4,864

Equipment	1,012	3	15
Furniture and fixtures	121	5	5

Total tangible property	1,133

Advertiser lists and customer relationships	1	3	3
Trademarks and trade names	2	5	5
Broadcasting licenses	53,057	non-amortizing
Goodwill	266	non-amortizing

Total intangible assets	53,326

Total assets	59,323
Unfavorable contract and lease liabilities	(323)	1	4

Net assets acquired	$59,000

Fair value of net assets acquired	$59,000

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

As of December 31, 2017
(amounts in thousands)
Years ending December 31,
2018	$295
2019	167
2020	147
2021	91
2022	80
Thereafter	346

$1,126

Summary of Lincoln and Bonneville Transactions by Radio Station

Bonneville Exchange
Markets	Radio Stations	Transactions
Los Angeles, CA	KSWD FM	Company acquired from Bonneville
Denver, CO	KOSI FM	Company disposed to Bonneville
Denver, CO	KYGO FM; KEPN AM	Company disposed to Bonneville
Denver, CO	KKFN FM	The trust disposed to Bonneville

Lincoln Acquisition
Markets	Radio Stations	Transactions
Denver, CO	KKFN FM	The trust acquired from Lincoln
Denver, CO	KYGO FM; KEPN AM	Company acquired from Lincoln
Denver, CO	KQKS FM; KRWZ AM	Company acquired from Lincoln
Atlanta, GA	WSTR FM; WQXI AM	Company acquired from Lincoln
Miami, FL	WAXY AM/FM; WLYF FM; WMXJ FM	Company acquired from Lincoln
San Diego, CA	KBZT FM; KSON FM/KSOQ FM; KIFM FM	Company acquired from Lincoln

Merger and Acquisition Costs

Merger and acquisition costs and restructuring charges were expensed as separate line items in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. These costs incurred in 2017 and 2016 consist primarily of legal, professional and advisory services related to the Company’s Merger with CBS Radio. Costs incurred in 2015 consist primarily of legal, professional and advisory services related to the Lincoln Acquisition and the Bonneville Exchange.

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Costs to exit duplicative contracts	$500	$—	$646
Workforce reduction	10,441	—	1,538
Lease abandonment costs	2,874	—	687
Other restructuring costs	147	—	—
Changes in estimates	—	—	(13)

Total restructuring charges	$13,962	$—	$2,858
Transition services costs	$2,960	$—	$—

Total restructuring charges and transition services	$16,922	$—	$2,858
Merger and acquisition costs	$41,313	$708	3,978

Merger & acquisition costs, restructuring charges and transition services	$58,235	$708	$6,836

Restructuring Costs

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (1) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (2) lease abandonment costs as described below; and (3) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. The estimated amount of unpaid restructuring charges as of December 31, 2017 were included in accrued expenses as these expenses are expected to be paid in less than one year. The Company could incur additional restructuring costs in 2018 under this plan, however, these costs cannot be determined at this time.

In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there is minimal sublease income. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The leases expire in 2019.

During the third and fourth quarters of 2015, the Company initiated a restructuring plan primarily as a result of the integration of the Lincoln radio stations acquired in July 2015. The restructuring plan included: (1) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (2) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (3) lease abandonment costs as described below. The estimated amount of unpaid restructuring charges as of December 31, 2017 were included in accrued expenses as these expenses are expected to be paid in less than one year.

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

	Years ended December 31,
	2017	2016
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$650	$1,686
Additions resulting from the integration of CBS Radio	15,005	—
Restructuring charges assumed from the Merger	1,095	—
Reduction	(664)	(1,036)

Restructuring charges and lease abandonment costs unpaid and outstanding	16,086	650
Less restructuring charges and lease abandonment costs over a long-term period	(4,413)	(576)

Restructuring charges and lease abandonment costs over a short-term period	$11,673	$74

Unaudited Pro Forma Summary of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2017 had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2016; and (5) merger and acquisition costs and restructuring charges.

For purposes of this presentation, the pro forma data excludes: (1) stations divested to iHeart and Beasley in the iHeartMedia Transaction and the Beasley Transaction as these stations were exchanged for the radio stations acquired in the Chattanooga, Richmond and Boston markets; and (2) stations acquired from CBS Radio that were operated by Bonneville under two LMAs as these results were reflected under income from discontinued operations.

In addition, the pro forma data includes: (1) the stations acquired in the Richmond, VA and Chattanooga, TN markets in the iHeartMedia Transaction; (2) the station acquired in the Beasley Transaction; (3) the CBS Radio stations acquired in the Merger (except as otherwise separately excluded as described above) and (4) the stations acquired in Charlotte, NC.

Pro forma data for 2015 reflects the Lincoln Acquisition as if the business combination had occurred as of January 1, 2015.

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma
Net revenues	$1,580,934	$1,656,123	$442,485

Income (loss) from continuing operations	$410,862	$(587,393)	$33,050

Income (loss) from discontinued operations	$836	$—	$—

Net income (loss) available to the Company	$408,847	$(587,393)	$33,050

Net income (loss) available to common shareholders	$409,683	$(589,294)	$30,850

Income (loss) from continuing operations per common share—basic	$2.91	$(4.21)	$0.81

Income (loss) from discontinued operations per common share—basic	$0.01	$—	$—

Net income (loss) available to common shareholders per common share—basic	$2.92	$(4.21)	$0.81

Income (loss) from continuing operations per common share—diluted	$2.88	$(4.21)	$0.79

Income (loss) from discontinued operations per common share—diluted	$0.01	$—	$—

Net income (loss) available to common shareholders per common share—diluted	$2.89	$(4.21)	$0.79

Weighted shares outstanding basic	140,298	139,908	38,084

Weighted shares outstanding diluted	141,790	139,908	39,038

Conversion of preferred stock for dilutive purposes under the as if method	dilutive	anti-dilutive	anti-dilutive

4.	ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RESERVES

Accounts receivable are primarily attributable to advertising which has been provided and for which payment has not been received from the advertiser. Accounts receivable are net of agency commissions and an estimated allowance for doubtful accounts and sales reserves. Estimates of the allowance for doubtful accounts and sales reserves are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deteriorations in the age of the accounts receivable and changes in current economic conditions.

The amount of accounts receivable increased significantly primarily due to the acquisition of accounts receivable in the Merger. Refer to Note 3, Business Combinations, for additional information.

The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2017	2016
	(amounts in thousands)
Accounts receivable	$346,264	$94,309
Allowance for doubtful accounts and sales reserve	(4,275)	(2,137)

Accounts receivable, net of allowance for doubtful accounts and sales reserves	$341,989	$92,172

See the table in Note 7, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.

The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2017	$2,137	$3,715	$(1,967)	$3,885
December 31, 2016	2,134	1,330	(1,327)	2,137
December 31, 2015	2,449	1,553	(1,868)	2,134

In the course of arriving at practical business solutions to various claims arising from the sale to advertisers of various services and products, the Company estimates sales allowances. The Company records a provision against revenue for estimated sales allowances in the same period the related revenues are recorded or when current information indicates additional allowances are required. These estimates are based on the Company’s historical experience, specific customer information and current economic conditions. If the historical data utilized does not reflect management’s expected future performance, a change in the allowance is recorded in the period such determination is made. The balance of sales reserves is reflected in the accounts receivable, net of allowance for doubtful accounts line item on the Consolidated Balance Sheets.

As the estimated sales reserves were individually immaterial to the Company on a standalone basis in prior years, amounts were not separately disclosed and were included within the allowance for doubtful accounts. After the Merger with CBS Radio, the Company estimates that the sales reserve figure will increase in future periods to an amount which warrants separate presentation and disclosure.

The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs and Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2017	$—	$390	$—	$390

5.	INTANGIBLE ASSETS AND GOODWILL

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

There were material changes in the carrying value of broadcasting licenses and goodwill during the year ended December 31, 2017, primarily as a result of the CBS Merger.

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

The following table presents the changes in the carrying value of broadcasting licenses:

	Broadcasting Licenses Carrying Amount
	December 31, 2017	December 31, 2016
	(amounts in thousands)
Beginning of period balance as of January 1,	$823,195	$807,381
Disposition of an FCC broadcasting license to facilitate the CBS Merger	(13,500)	—
Consolidation (deconsolidation) of a VIE—2017 Charlotte Acquisition	(15,738)	15,738
Acquisition of radio stations—2017 Charlotte Acquisition	17,174	—
Acquisition of radio stations—CBS Radio Merger	1,880,400	—
Disposition of FCC broadcasting licenses—EMF Sale	(54,661)	—
Acquisition of a radio station—Beasley Transaction	35,944	—
Acquisition of radio stations—iHeartMedia Transaction	50,621	—
Disposition of radio stations—iHeartMedia Transaction	(7,462)	—
Acquisitions—other	—	112
Assets held for sale—Bonneville Transaction	(66,014)	—
Disposition of radio stations previously reflected as held for sale	—	(36)

Ending period balance	$2,649,959	$823,195

The following table presents the changes in goodwill primarily as a result of the acquisitions and divestitures of radio stations described above and the Company’s annual impairment test.

	Goodwill Carrying Amount
	December 31, 2017	December 31, 2016
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$158,333	$158,244
Accumulated loss on impairment as of January 1,	(125,615)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	32,718	32,629
Loss on impairment during year	(441)	—
Acquisition of radio stations—2017 Charlotte Acquisition	43
Acquisition of radio stations—CBS Radio Merger	820,961	—
Disposition of goodwill—EMF sale	(266)	—
Acquisition of a radio station—Beasley Transaction	289	—
Acquisition of radio stations—iHeartMedia Transaction	11,700	—
Disposition of radio stations—iHeartMedia Transaction	(14)	—
Assets held for sale—Bonneville Transaction	(2,990)	—
Adjustment to acquired goodwill associated with an assumed fair value liability	—	92
Disposition of radio stations previously reflected as assets held for sale	—	(3)

Ending period balance	$862,000	$32,718

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method.

During the second quarter of the current year and each of the past several years, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded. The annual impairment test in 2017 did not include the new market acquired during the first quarter of 2017 or the new markets acquired in the fourth quarter of 2017. For these acquisitions, similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses under purchase price accounting.

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

The following table reflects the estimates and assumptions used in the second quarter of each year.

Estimates And Assumptions
	Second Quarter 2017	Second Quarter 2016	Second Quarter 2015	Second Quarter 2014
Discount rate	9.25%	9.5%	9.7%	9.6%
Operating profit margin ranges expected for average stations in the markets where the Company operates	19% to 40%	14% to 40%	25% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%	1.5% to 2.0%	1.5% to 2.0%

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

During the second quarter of the current year, the Company’s quantitative assessment indicated that the goodwill allocated to its Boston, Massachusetts market was impaired. The annual impairment test in 2017 did not include the Charlotte Market or the new markets acquired during the fourth quarter of 2017. For these markets, similar valuation techniques that are used in the testing process were applied to the valuation of the goodwill under purchase price accounting. Refer to Note 3, Business Combinations for additional information.

The Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the carrying value of the Company’s assets to the Company’s enterprise value based upon its stock price. The Company determined that the results were reasonable.

During the second quarter in each of the years 2016, and 2015, the results of step one indicated that it was not necessary to perform the second step analysis in any of the reporting units that contained goodwill.

The following table reflects the estimates and assumptions used in the second quarter of each year:

Estimates And Assumptions
	Second Quarter 2017	Second Quarter 2016	Second Quarter 2015	Second Quarter 2014
Discount rate	9.25%	9.5%	9.7%	9.6%
Long-term revenue growth rate range of the Company’s markets	1.0% to 2.0%	1.0% to 2.0%	1.5% to 2.0%	1.5% to 2.0%
Market multiple used in the market valuation approach	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x

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

As discussed above, the annual impairment test for broadcasting licenses and goodwill did not include the broadcasting licenses and goodwill of the Charlotte market or the new markets acquired during the fourth quarter of 2017.

Similar valuation techniques that are used in the testing process were applied to the valuation of the broadcasting licenses and goodwill of the new markets acquired during the fourth quarter of 2017 under purchase price accounting. The broadcasting licenses and goodwill were recorded at fair value as of November 17, 2017 and there were no events or circumstances which indicated an interim review of broadcasting licenses or goodwill was required. The broadcasting licenses and goodwill of the new markets will be included in the Company’s annual impairment test performed in the second quarter of 2018 and each annual impairment test thereafter.

(B)	Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2017, 2016 and 2015, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 6, Deferred Charges And Other Assets, for: (1) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (2) the amount of amortization expense for definite-lived assets; and (3) the Company’s estimate of amortization expense for definite-lived assets in future periods.

6.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets increased primarily due to the Merger, which included additions to advertiser relationships, debt issuance costs, and favorable leasehold premiums. Refer to Note 3, Business Combinations, for additional information.

Deferred charges and other assets consist of the following:

	Deferred Charges And Other Assets
	December 31,
	2017			2016
		Accumulated			Accumulated		Period Of
	Asset	Amortization	Net	Asset	Amortization	Net	Amortization
	(amounts in thousands)
Deferred contracts	$1,588	$1,341	$247	$1,788	$1,491	$297	Term of contract
Leasehold premium	17,028	431	16,597	448	169	279	Term of contract
Advertiser lists and customer relationships	29,126	1,390	27,736	832	825	7	5 years
Other definite-lived assets	6,916	4,996	1,920	29	19	10	Term of contract

Total definite-lived intangibles	54,658	8,158	46,500	3,097	2,504	593
Debt issuance costs	2,487	1,880	607	1,810	741	1,069	Term of debt
Prepaid assets—long-term	5,239	—	5,239	6,361	—	6,361
Software costs and other	9,720	4,109	5,611	7,033	5,051	1,982

	$72,104	$14,147	$57,957	$18,301	$8,296	$10,005

The following table presents the various categories of amortization expense, including deferred financing expense which is reflected as interest expense:

	Amortization Expense
	Deferred Charges And Other Assets
	For The Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Definite-lived assets	$1,240	$81	$150
Deferred financing expense	2,333	2,585	2,863
Software costs	1,091	1,023	850

Total	$4,664	$3,689	$3,863

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
			Definite-Lived
	Total	Other	Assets
Years ending December 31,	(amounts in thousands)
2018	$14,960	$2,104	$12,856
2019	9,127	1,757	7,370
2020	7,570	1,172	6,398
2021	6,413	125	6,288
2022	6,026	114	5,912
Thereafter	7,676	—	7,676

Total	$51,772	$5,272	$46,500

7.	OTHER CURRENT LIABILITIES

The amount of other current liabilities at December 31, 2017 increased significantly primarily due to the liabilities assumed as a result of the Merger. Refer to Note 3, Business Combinations, and Note 9, Long-Term Debt, for additional information.

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2017	2016
	(amounts in thousands)
Accrued compensation	$36,105	$8,059
Accounts receivable credits	1,876	3,571
Advertiser obligations	3,048	1,102
Accrued interest payable	12,285	3,587
Unearned revenue	17,519	298
Unfavorable lease liabilities	3,301	875
Unfavorable sports liabilities	4,634	—
Accrued benefits	9,470	1,976
Non-income tax liabilities	8,196	167
Other	11,127	1,944

Total other current liabilities	$107,561	$21,579

8.	OTHER LONG-TERM LIABILITIES

The amount of other long-term liabilities at December 31, 2017 increased significantly primarily due to the liabilities assumed as a result of the Merger. Refer to Note 3, Business Combinations for additional information.

Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2017	2016
	(amounts in thousands)
Deferred compensation	$40,995	$10,875
Unfavorable lease liabilities	12,215	1,127
Unfavorable sports liabilities	22,285	—
Unearned revenue	13,000	—
Deferred rent liabilities	6,599	$6,275
Other	12,473	8,584

Total other long-term liabilities	$107,567	$26,861

9.	LONG-TERM DEBT

(A) Senior Debt

Refinancing – Entercom Indebtedness

Prior to the closing of the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500.0 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under a credit agreement (the “Credit Facility”) among CBS Radio, the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.

On March 3, 2017, CBS Radio entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount not to exceed $500 million. The Term B-1 Tranche, which replaced the commitment under the CBS Radio Financing is governed by the Credit Facility and will mature on November 17, 2024.

The refinancing occurred on November 17, 2017 shortly after the Merger. The proceeds of the Term B-1 Tranche were used to: (1) refinance the Company’s $540 million credit agreement (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan” with $458.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $17.5 million outstanding at the date of the refinancing; (2) redeem the Company’s $27.5 million of Preferred plus accrued interest through the date of the Merger; and (3) pay fees and expenses in connection with the refinancing.

Refinancing – CBS Radio Indebtedness

In connection with the Merger, the Company assumed CBS Radio’s indebtedness outstanding under the Credit Facility and the senior notes (described below). Immediately prior to the Merger and the refinancing described above, the Credit Facility was comprised of a revolving credit facility and a term B loan. On the closing date of the Merger and the refinancing, the term B loan was converted into the Term B-1 Tranche and both were simultaneously refinanced (“Term B-1 Loan”).

As a result of the refinancing activities described above, in the fourth quarter of 2017, the Company recorded a loss on the extinguishment of debt of $4.1 million. The loss included the write off of deferred financing expense, a loss on the early retirement of the Preferred, and certain fees paid to lenders in connection with the refinancing activities.

The Credit Facility

Immediately following the refinancing activities described above, the Credit Facility is comprised of a revolving credit facility and a Term B-1 Loan.

The $250.0 million revolving credit facility (the “Revolver”) has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or the European London Interbank Offered Rate (“LIBOR”) plus a margin. The margin may increase or decrease based upon the Company’s Consolidated Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.25% or the prime rate plus 1.25%. In addition, the Revolver requires the payment of a commitment fee of 0.5% per annum on the unused amount. The amount available under the Revolver, which includes the impact of outstanding letters of credit was $105.1 million as of December 31, 2017.

The $ 1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 2.75%, or the Base Rate plus 1.75%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Reserve Bank of New York’s Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%.

The Term B-1 Loan amortizes: (1) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-1 Loan; and (2) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.

The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio as defined in the agreement. The Excess Cash Flow payment will be due in the first quarter of each year, beginning with 2019, and is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.

The Company expects to use the Revolver to: (1) provide for working capital; and (2) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. In addition, the Credit Facility is secured by a lien on substantially all of the assets (including real property) of CBS Radio and its subsidiaries with limited exclusions. All of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at December 31, 2017. In the event that the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2017, the Company’s Consolidated Net Secured Leverage Ratio was 3.2 times.

Failure to comply with the Company’s financial covenant or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of December 31, 2017, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations.

Management believes that cash on hand and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments.

For accounting purposes, a portion of the refinancing activities were treated as a debt extinguishment and a portion was treated as a debt modification. Unamortized deferred financing costs associated with debt assumed by the Company in the Merger were accounted for under purchase price accounting. Refer to Note 3, Business Combinations, for additional information. As a result of the refinancing, the Company’s previously unamortized deferred financing costs were adjusted during the fourth quarter of 2017 as follows: (1) a portion of the Former Term

B Loan’s unamortized deferred financing costs of $2.6 million were written off as a net loss on extinguishment of debt; (2) a portion of the Former Revolver’s unamortized deferred financing costs of $0.5 million were written off as a net loss on extinguishment of debt; (3) a portion of the Former Term B Loan’s unamortized deferred financing costs of $3.2 million were deferred (to be amortized under the effective interest rate method over the term of the Term B-1 Loan); and (4) a portion of the Former Revolver’s unamortized deferred financing costs of $0.4 million were deferred (to be amortized under the straight light method over the term of the Revolver).

In addition, the Company recorded new deferred financing costs of: (1) $15.0 million for the Term B-1 Loan that will be amortized under the effective interest rate method over the term; and (2) $0.2 million for the Revolver that will be amortized under the straight-line method over the term.

Lender fees and third party fees incurred as a result of the refinancing activities which were expensed during the fourth quarter of 2017 were as follows: (1) the amount of lender fees allocable to the extinguished portion of the Term B-1 Loan of $0.8 million, which were written off as a net loss on extinguishment of debt; and (2) the amount of third party fees allocable to the modified portion of the Term B-1 Loan of $1.8 million.

Long-term debt was comprised of the following as of December 31, 2017:

	Long-Term Debt
	December 31,
	2017	2016
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$143,000	$—
Term B-1 Loan, due November 17, 2024	1,330,000	—
Plus unamortized premium	2,904	—

	1,475,904	—

Former Credit Facility
Former Term B Loan, due November 1, 2023	—	480,000

	—	480,000

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	—
Plus unamortized premium	16,584	—

	416,584	—

Other Debt
Capital lease and other	70	87

Total debt before deferred financing costs	1,892,558	480,087
Current amount of long-term debt	(13,319)	(4,817)
Deferred financing costs (excludes the revolving credit)	(19,797)	(7,619)

Total long-term debt, net of current debt	$1,859,442	$467,651

Outstanding standby letters of credit	$1,856	$670

CBS Radio, which is a wholly-owned subsidiary of the Parent Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. CBS Radio is the borrower under the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Credit Facility, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants. See Note 21, Guarantor Arrangements, for financial statements of the Parent Company.

The Former Credit Facility

On November 1, 2016, the Company and its wholly-owned subsidiary, Entercom Radio, LLC, (“Radio”) entered into a $540 million credit agreement with a syndicate of lenders that was initially comprised of: (a) a $60 million revolving credit facility that was due to mature on November 1, 2021; and (b) a $480 million term B loan that was due to mature on November 1, 2023. This Former Credit Facility was paid in full on November 17, 2017 in connection with the refinancing activities described above.

The Former Credit Facility was secured by a pledge of 100% of the capital stock and other equity interest in all of the Company’s wholly-owned subsidiaries. In addition, the Former Credit Facility was secured by a lien on substantially all of the Company’s assets, with limited exclusions (including the Company’s real property).

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on October 17, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Due to the timing of the Merger, the Company only incurred interest expense on the Senior Notes from November 17, 2017 until December 31, 2017.

The Senior Notes may be redeemed on or after November 1, 2019 at a redemption price of 105.438% of their principal amount plus accrued interest. The redemption price decreases to 103.625% of their principal amount plus accrued interest on or after November 1, 2020, 101.813% of their principal amount plus accrued interest on or after November 1, 2021, and 100% of their principal amount plus accrued interest on or after November 1, 2022.

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

All of the Company’s existing subsidiaries, other than CBS Radio, jointly and severally guaranteed the Senior Notes.

A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.

The Company may from time to time seek to repurchase or retire its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Senior Notes are not a registered security and there are no plans to register the Company’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

The Former Senior Notes

In 2016, the Company issued a call notice to redeem its $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility.

The Former Senior Notes were unsecured and ranked: (1) senior in right of payment to the Company’s future subordinated debt; (2) equally in right of payment with all of the Company’s existing and future senior debt; (3) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Former Credit Facility), to the extent of the value of the collateral securing such debt; and (4) structurally subordinated to all of the liabilities of the Company’s subsidiaries that did not guarantee the Former Senior Notes, to the extent of the assets of those subsidiaries.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Interest expense	$31,266	$33,799	$34,764
Amortization of deferred financing costs	2,333	2,585	2,863
Amortization of original issue discount (premium) of senior notes	(962)	312	340
Interest income and other investment income	(116)	(57)	(6)

Total net interest expense	$32,521	$36,639	$37,961

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (1) 4.2% as of December 31, 2017; and (2) 4.5% as of December 31, 2016.

(D) Interest Rate Transactions

As of December 31, 2017 and 2016, there were no derivative interest rate transactions outstanding.

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

(E) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-1 Loan	Revolver	Senior Notes	Other	Total
	(amounts in thousands)
Years ending December 31:
2018	$13,300	$—	$—	$19	$13,319
2019	13,300	—	—	29	13,329
2020	13,300	—	—	17	13,317
2021	13,300	—	—	5	13,305
2022	13,300	143,000	—	—	156,300
Thereafter	1,263,500	—	400,000	—	1,663,500

Total	$1,330,000	$143,000	$400,000	$70	$1,873,070

(F) Outstanding Letters of Credit

The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 20, Contingencies And Commitments.

(G) Guarantor and Non-Guarantor Financial Information

As of December 31, 2017, each direct and indirect subsidiary of CBS Radio is a guarantor of CBS Radio’s obligations under the Credit Facility and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants. Refer to Note 21, Guarantor Arrangements, for financial statements of the Parent Company.

Under the Credit Facility, CBS Radio is permitted to make distributions to Entercom Communications Corp., which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes and other costs associated with conducting the operations of CBS radio and its subsidiaries.

10.	PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK

As discussed in Note 9, Long-Term Debt, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 were used to fully redeem the Preferred. As a result of this redemption, the Company: (1) removed the net carrying value of Preferred of $27.5 million from its books, which included accrued dividends through the date of redemption of $0.2 million; and (2) recognized a loss on extinguishment of the Preferred of $0.2 million.

The following table reflects the Preferred shares authorized, issued and outstanding:

	December 31,
	2017	2016
	(amounts in thousands, except shares)
Perpetual cumulative convertible preferred stock $0.01 par value
Shares issued and outstanding	—	11

Aggregate liquidation preference	$—	$27,500
Less stock issuance costs	—	(220)
Plus accrued dividend as of the end of period	—	452

Net carrying value	$—	$27,732

In connection with an acquisition on July 16, 2015 as described in Note 3, Business Combinations, the Company issued Preferred that in the event of a liquidation, ranked senior to common stock as to liquidation preference. The Company incurred issuance costs, which were recorded as a reduction of the Preferred.

The payment of the liquidation preference of the Preferred took preference over any liquidation payments to the Company’s common shareholders. The Preferred was convertible by the holder into a fixed number of 1.9 million shares, subject to customary anti-dilution provisions, after a three-year waiting period. At certain times (including during the first three years after issuance), the Preferred was redeemable in cash at a price of 100%.

The initial dividend rate on the Preferred was 6% and increased over time to 12%. Due to the legal obligation to pay cumulative dividends as a liquidation preference, the dividends were accrued as they were earned instead of when they were declared.

The Company reflected the Preferred as mezzanine due to a change in control contingency provision that provided the holder with a redeemable feature. For accounting purposes, the Preferred was not considered mandatorily redeemable at the holder’s option until the contingency was met.

11.	SHAREHOLDERS’ EQUITY

Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates and trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

In connection with the Merger, certain members of the Field family caused to be converted an aggregate of 3,152,333 shares of Class B common stock to Class A common stock in accordance with the provisions for voluntary conversion of Class B common stock pursuant to Section 10(e)(i) of the Company’s Articles of Incorporation.

Dividends

On November 2, 2017, the Company’s Board of Directors approved an increase to the Company’s annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. The Company expects quarterly dividend payments to be approximately $12.5 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Senior Notes.

During the second quarter of 2016, the Company’s Board of Directors commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter. In addition to the quarterly dividend, the Company paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017. Pursuant to the Merger Agreement, the Company agreed not to declare or pay any dividends or make other distributions in respect of any shares of the Company’s capital stock, except for the Company’s regular quarterly cash dividend. The special one-time cash dividend, which approximated $7.8 million, was permitted under the Merger Agreement.

Under the Credit Facility and the Senior Notes, the Company may be restricted in the amount available for dividends, share repurchases, investments, and debt repurchases in the future based upon its Consolidated Net Secured Leverage Ratio. The amount available can increase over time based upon the Company’s financial performance and used when its Consolidated Net Secured Leverage Ratio is less than or equal to the maximum Secured Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.

The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2017:

Equity Type	Payment Date	Dividends per Share	Aggregate Payment Amount
Common stock	June 15, 2016	$0.075	$2,885,838
	September 15, 2016	$0.075	$2,886,179
	December 15, 2016	$0.075	$2,891,608
	March 15, 2017	$0.075	$2,915,952
	June 15, 2017	$0.075	$2,920,860
	August 30, 2017	$0.200	$7,791,075
	September 15, 2017	$0.075	$2,921,727
	December 15, 2017	$0.090	$12,633,039
Preferred	January 16, 2016	$37,500.00	$412,500
	April 16, 2016	$37,500.00	$412,500
	July 16, 2016	$37,500.00	$412,500
	October 16, 2016	$50,000.00	$550,000
	January 16, 2017	$50,000.00	$550,000
	April 16, 2017	$50,000.00	$550,000
	July 16, 2017	$50,000.00	$550,000
	October 16, 2017	$62,500.00	$687,500
	November 17, 2017	$21,527.78	$236,806

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

In connection with the Merger, the Company assumed the dividend equivalent liability associated with unvested RSU’s held by CBS Radio employees that were converted into the Company’s outstanding equity awards.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet Location	December 31,
		2017	2016
		(amounts in thousands)
Short-term	Other current liabilities	$830	$260
Long-term	Other long-term liabilities	1,331	348

Total		$2,161	$608

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

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Shares of stock deemed repurchased	169	232	132

Amount recorded as financing activity	$2,565	$2,268	$1,562

Employee Stock Purchase Plan

The Company adopted the Entercom Employee Stock Purchase Plan (the “ESPP”) during the second quarter of 2016 that commenced with the third quarter of 2016. The ESPP allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

Pursuant to the CBS Radio Merger Agreement, the Company agreed not to issue or authorize any shares of its capital stock until the earlier of the termination of the CBS Radio Merger Agreement or the consummation of the Merger. As a result, the Company effectively suspended the ESPP during the second quarter of 2017. There were no shares purchased and the Company did not recognize any non-cash compensation expense in connection with the ESPP during the second, third or fourth quarters of 2017. As the Merger closed in the fourth quarter of 2017, the Company plans to resume the ESPP in the first quarter of 2018.

	Years Ended
	December 31,
	2017	2016	2015
	(amounts in thousands)
Number of shares purchased	15	32	—

Non-cash compensation expense recognized	$32	$67	$—

Share Repurchase Plan

On November 2, 2017, the Company’s Board of Directors announced a share repurchase program (the “2017 Share Repurchase Program”) to permit the Company to purchase up to $100.0 million of the Company’s issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by the Company under the 2017 Share Repurchase Program will be at the discretion of the Company based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Senior Notes.

During the year ended December 31, 2017, the Company repurchased 932,600 shares of Class A common stock at an aggregate average price of $11.45 per share for a total of $10.7 million.

12.	NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (1) if the RSUs with service conditions were fully vested (using the treasury stock method); (2) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (3) if the RSUs with service and market conditions were considered contingently issuable; (4) if the RSUs with service and performance conditions were considered contingently issuable and (5) if the Preferred was converted (using the as if converted method, for prior years only). The Company considered whether the options to purchase Class A common stock in connection with the ESPP were potentially dilutive and concluded there were no dilutive shares as all options are automatically exercised at the balance sheet date.

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

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company—continuing operations	$233,013	$38,065	$29,184
Preferred stock dividends	2,015	1,901	752

Net income available to common shareholders from continuing operations	230,998	36,164	28,432
Income (loss) from discontinued operations, net of tax	836	—	—

Net income (loss) available to common shareholders	$231,834	$36,164	$28,432

Denominator
Basic weighted average shares outstanding	51,392,899	38,500,495	38,083,947

Net Income (Loss) Per Common Share—Basic:
Net income (loss) from continuing operations per share available to common shareholders—Basic	$4.49	$0.94	$0.75

Net income (loss) from discontinued operations per share available to common shareholders—Basic	0.02	—	—

Net income (loss) per share available to common shareholders—Basic	$4.51	$0.94	$0.75

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company—continuing operations	$233,013	$38,065	$29,184
Preferred stock dividends	2,015	1,901	752

Net income available to common shareholders from continuing operations	230,998	36,164	28,432
Income (loss) from discontinued operations, net of tax	836	—	—

Net income (loss) available to common shareholders	$231,834	$36,164	$28,432

Denominator
Basic weighted average shares outstanding	51,392,899	38,500,495	38,083,947
Effect of RSUs and options under the treasury stock method	1,492,257	1,067,567	953,976

Diluted weighted average shares outstanding	52,885,156	39,568,062	39,037,923

Net Income (Loss) Per Common Share—Diluted:
Net income (loss) from continuing operations per share available to common shareholders—Diluted	$4.37	$0.91	$0.73

Net income (loss) from discontinued operations per share available to common shareholders—Diluted	0.02	—	—

Net income (loss) per share available to common shareholders—Diluted	$4.38	$0.91	$0.73

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially
dilutive equivalent shares	dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	548	—	14

Price range of options excluded: from	$11.69	$—	$11.24

Price range of options excluded: to	$13.98	$—	$11.78

RSUs with service conditions	163	—	8

Excluded RSUs with service and market conditions as market conditions not met	336	267	165

Excluded RSUs with service and performance conditions until performance criteria is probable	—	—	29

Excluded preferred stock as anti-dilutive under the as if method	—	1,943	882

13.	DEFERRED GAINS

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

Minimum rental commitments at December 31, 2017 for these non-cancellable leases are included within the operating lease commitment table under Note 20, Contingencies And Commitments.

14.	SHARE-BASED COMPENSATION

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2017. The Board of Directors elected to forego the January 1, 2016 increase in the shares available for grant. As of December 31, 2017, the shares available for grant were 2.6 million shares.

The Plan included certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. This expense deduction exemption is not expected to apply under the new tax legislation that was enacted during the fourth quarter of 2017 and is effective as of January 1, 2018.

Accounting for Share-Based Compensation

The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The fair value is determined at the time of grant: (1) using the Company’s stock price for RSUs; and (2) using the Black Scholes model for options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Forfeitures are recognized as they occur.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2017
RSUs outstanding as of:	December 31, 2016	2,074,794
RSUs awarded		808,443
RSUs assumed in Merger		2,255,312
RSUs released		(474,069)
RSUs forfeited		(379,190)

RSUs outstanding as of:	December 31, 2017	4,285,290	$—	1.2	$23,870,025

RSUs vested and expected to vest as of:	December 31, 2017	4,112,791	$—	1.2	$23,090,689

RSUs exercisable (vested and deferred) as of:	December 31, 2017	48,880	$—	—	$537,680

Weighted average remaining recognition period in years		2.1

Unamortized compensation expense		$26,899,098

The following table presents additional information on RSU activity:

	Years Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share)
RSUs issued	3,064	$35,628	1,123	$10,381	796	$9,045
RSUs forfeited—service based	(379)	(1,117)	(27)	(280)	(58)	(709)

Net RSUs issued and increase (decrease) to paid-in capital	2,685	$34,511	1,096	$10,101	738	$8,336

Weighted average grant date fair value per share	$13.42		$9.24		$11.36

Fair value of shares vested per share	$10.76		$9.30		$11.85

RSUs vested and released	474		611		406

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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	630	390	290
Number of RSUs granted	70	470	165
Number of RSUs forfeited	—	—	—
Number of RSUs vested	(50)	(230)	(65)

End of period balance	650	630	390

Weighted average fair value of RSUs granted with market conditions	$9.81	$7.34	$8.39

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

The specific assumptions used for these valuations are as follows:

	Years Ended
	December 31,
	2017	2016	2015
Expected Volatility Structure (1)	54%	35% to 45%	34% to 39%
Risk Free Interest Rate (2)	1.8%	0.4% to 1.1%	0.1% to 1.1%
Annual Dividend Payment Per Share (Constant) (3)	3.3%	7.5%	0.0%

(1)	Expected Volatility Term Structure—The Company estimated the volatility term structure using: (1) the historical volatility of its stock; and (2) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate—The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant)—The Company assumed the historical dividend yield in effect at the date of the grant.

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

The following table reflects the activity of RSUs with service and performance conditions:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service and Performance
Conditions
Beginning of period balance	—	29	8
Number of RSUs granted	—	—	21
Number of RSUs that did not meet criteria	—	(29)	—
Number of RSUs vested	—	—	—

End of period balance	—	—	29

Average fair value of RSUs granted with performance conditions	$—	$—	$11.11

As of December 31, 2017, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of December 31, 2017
Options outstanding as of:	December 31, 2016	329,562	$1.91
Options granted		—	—
Options assumed in the Merger		686,213	4.33
Options exercised		(8,250)	5.05
Options forfeited		(123,303)	13.83
Options expired		(875)	10.21

Options outstanding as of:	December 31, 2017	883,347	$8.38	2.2	$1,243,893

Options vested and expected to vest as of:	December 31, 2017	883,347	$8.38	2.2	$1,243,893

Options vested and exercisable as of:	December 31, 2017	883,347	$8.38	2.2	$1,243,893

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number of Options Exercisable December 31,	Weighted Average Exercise
From	To	2017	Life	Price	2017	Price
$1.34	$1.34	300,437	1.1	$1.34	300,437	$1.34
$2.02	$13.98	582,910	2.8	$12.02	582,910	$12.02

$1.34	$13.98	883,347	2.2	$8.38	883,347	$8.38

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2017		2016		2015
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$1.34	$11.31	$1.34	$11.69	$—	$—

Upon vesting, period to exercise in years	1	10	1	10	—	—

Fair value per share upon grant	$4.33		$—		$—

Number of options granted	686		—		—

Intrinsic value per share upon exercise	$7.24		$12.21		$8.57

Intrinsic value of options exercised	$60		$1,678		$101

Tax benefit from options exercised (1)	$21		$636		$38

Cash received from exercise price of options exercised	$42		$265		$35

(1)	Amount excludes impact from suspended income tax benefits and/or valuation allowances, if any.

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

In connection with the Merger, the Company applied the above described valuation methodologies to determine the fair value for those options assumed as part of the Merger.

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Station operating expenses	$1,694	$1,363	$1,259
Corporate general and administrative expenses	7,873	5,176	4,265

Stock-based compensation expense included in operating expenses	9,567	6,539	5,524
Income tax benefit (1)	3,328	2,321	2,036

After-tax stock-based compensation expense	$6,239	$4,218	$3,488

(1)	Amount for prior years exclude impact from suspended income tax benefits and/or valuation allowances.

15.	INCOME TAXES

Effective Tax Rate—Overview

The Company’s effective income tax rate may be impacted by: (1) changes in the level of income in any of the Company’s taxing jurisdictions; (2) changes in the statutes, rules and tax rates applicable to taxable income in the jurisdictions in which the Company operates; (3) changes in the expected outcome of income tax audits; (4) changes in the estimate of expenses that are not deductible for tax purposes; (5) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (6) adding facilities in states that on average have different income tax rates from states in which the Company currently operates and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities. The Company’s annual effective tax rate may also be materially impacted by tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill and changes in the deferred tax valuation allowance.

An impairment loss for financial statement purposes will result in an income tax benefit during the period incurred as the amortization of broadcasting licenses and goodwill is deductible for income tax purposes.

Expected and Reported Income Taxes (Benefit)

Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Federal statutory income tax rate	35%	35%	35%
Computed tax expense at federal statutory rates on income before income taxes	$(8,425)	$18,501	$16,667
State income tax expense, net of federal benefit	23,045	(5,202)	1,333
Non-recognition of expense due to full valuation allowance	—	—	(244)
Valuation allowance current year activity	2,395	—	—
Tax impact of share-based awards	1,383	—	—
Transaction costs	8,477	—	—
Recognized gain on Exchange Transactions	6,435	—	—
U.S. federal income tax reform	(291,497)	—	—
Tax benefit shortfall associated with share-based awards	—	286	12
Nondeductible expenses and other	1,102	1,209	669

Income taxes	$(257,085)	$14,794	$18,437

For 2017

The effective income tax rate was significantly impacted by an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company’s deferred tax balances were re-measured using the new federal income tax rate.

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

Income Tax Expense

Income tax expense (benefit) for each year is summarized in the table below. The table does not include income tax expense from discontinued operations of $0.5 million in 2017.

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$5,178	$(33)	$25
State	1,289	139	90

Total current	6,467	106	115

Deferred:
Federal	(295,466)	19,980	17,042
State	31,915	(5,292)	1,280

Total deferred	(263,551)	14,688	18,322

Total income taxes (benefit)	$(257,084)	$14,794	$18,437

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

At December 31, 2017, the Company has calculated the accounting for the tax effects of enactment of TCJA as written, and made a reasonable estimate of the effects on the existing deferred tax balances. The Company recorded an estimated income tax benefit from continuing operations of $291.5 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. The estimated amounts are included as components of income tax expense from continuing operations.

To determine the Company’s estimated amounts, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impact on the state tax rate. The Company is continuing to analyze certain aspects of the new legislation and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, the Company’s estimates may also be affected as further legislative guidance is published, including those related to the deductibility of purchased assets, state tax treatment, and amounts related to employee compensation.

The estimated amounts will be subject to adjustment during a measurement period of up to one year. This re-measurement in 2017 resulted in a reduction in the Company’s net deferred tax liability, as noted by the change in federal statutory tax rate above. The components of deferred tax assets and liabilities as of December 31, 2017 and 2016, are as detailed below.

	December 31,
	2017	2016
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	96,334	126,278
Share-based compensation	4,174	3,145
Investments—impairments	348	499
Lease rental obligations	13,910	3,504
Deferred compensation	11,601	5,307
Deferred gain on tower transaction	1,897	3,035
Debt fair value adjustment	5,162	—
Reserves	7,442	—
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	—	4,036
Advertiser broadcasting obligations	—	47
Employee benefits	543	944
Provision for doubtful accounts	4,383	795
Other non-current	1,614	1,532

Total deferred tax assets before valuation allowance	147,408	149,122
Valuation allowance	(37,154)	(12,861)

Total deferred tax assets	$110,254	$136,261

Deferred tax liabilities:
Advertiser broadcasting obligations	$(7,172)	$—
Deferral of gain recognition on the extinguishment of debt	—	(3,031)
Property, equipment and certain intangibles	(55,922)	—
Broadcasting licenses and goodwill	(656,949)	(226,128)

Total deferred tax liabilities	$(720,043)	$(229,159)

Total net deferred tax liabilities	$(609,789)	$(92,898)

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

For 2018, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code Section 382 as a result of the acquisition of CBS Radio. For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused the Company to undergo an ownership change under Internal Revenue Code (“IRC”) Section 382. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, CBS Radio has federal NOLs that are subject to a separate IRC Section 382 annual limitation.

As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2017	$12,861	$17,785	$151	$6,357	$37,154
December 31, 2016	20,638	(7,777)	—	—	12,861
December 31, 2015	20,766	(165)	37	—	20,638

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

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2017	2016
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$711	$—

Total	$711	$—

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Tax expense (income)	$—	$(67)	$—
Interest and penalties (income)	—	(170)	20

Total income taxes (benefit) from uncertain tax positions	$—	$(237)	$20

The increase in liabilities for uncertain tax positions for 2017 is related to the assumption of certain liabilities associated with the Merger.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Beginning of year balance	$(7,138)	$(7,690)	$(7,690)
Prior year positions
Gross Increases	(710)	—	—
Gross Decreases	—	—	—
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	28	552	—

End of year balance	$(7,820)	$(7,138)	$(7,690)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(7,110)	$(7,138)	$(7,623)

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

As of December 31, 2017, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

Federal and State Income Tax Audits

The Company is subject to federal, state and local income tax audits from time to time that could result in proposed assessments. Management believes that the Company has made sufficient tax provisions for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions, or if the statute of limitations expires. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. For most states where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states, the period could be longer.

Net Operating Loss Carryforwards

As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in its NOL carryforward utilization.

The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the IRC. CBS Radio also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $285.0 million of its NOL carryovers.

The Company has recorded a valuation allowance for its state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company will continue to assess the ability of these carryforwards to be realized in subsequent periods.

Effective January 1, 2017 under new accounting guidance, the Company will recognize past and future unrealized tax benefits associated with the excess tax benefit in income tax expense (benefit) on the consolidated statements of operations.

The NOLs in the following table reflect an estimate of the NOLs for the 2017 tax filing year as these returns will not be filed until later in 2018:

	Net Operating Losses
	December 31, 2017
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$298,178	2028	to	2033

State NOL carryforwards	$595,234	2018	to	2033

State income tax credit	$1,248		to	2018

16.	SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Operating Activities
Barter revenues	$10,898	$4,700	$4,002

Barter expenses	$9,440	$4,789	$4,258

Transition services costs incurred in the integration of CBS Radio	$1,917	$—	$—

Reduction to the transition services asset	$(1,917)	$—	$—

Financing Activities
Increase in paid-in capital from the issuance of RSUs	$35,628	$10,381	$9,045
Decrease in paid-in capital from the forfeiture of RSUs	(1,117)	(280)	(709)

Net paid-in capital of RSUs issued (forfeited)	$34,511	$10,101	$8,336

Perpetual cumulative convertible preferred stock issued in connection with an acquisition	$—	$—	$27,500

Dividend accrued on perpetual cumulative convertible preferred stock	$—	$452	$339

Debt assumed in a business combination or merger	$1,387,500	$—	$—

Investing Activities
Cash acquired through consolidation (deconsolidation) of a VIE	$(302)	$302	$—

Noncash additions to property and equipment and intangibles	$2,213	$833	$—

Net radio station assets given up in a market	$124,500	$—	$59,000

Net radio station assets acquired in a market	$124,500	$—	$59,000

Radio station assets acquired through the issuance of perpetual cumulative convertible preferred stock	$—	$—	$27,500

Fair value of net assets acquired through the issuance of common stock	$1,168,848	$—	$—

17.	EMPLOYEE SAVINGS AND BENEFIT PLANS

Deferred Compensation Plans

The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability for each period is recorded to corporate general and administrative expenses and to station operating expenses in the statement of operations. Further contributions under these plans have been frozen beginning with any contribution elections covering the 2018 year.

	Years Ended December 31,
Benefit Plan Disclosures	2017	2016	2015
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$10,875	$10,137	$11,017
Assumption of deferred compensation in Merger	27,057	—	—
Employee compensation deferrals	840	963	534
Employee compensation payments	(1,184)	(945)	(1,464)
Increase (decrease) in plan fair value	3,407	720	50

End of period balance	$40,995	$10,875	$10,137

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2017, 2016 and 2015 were $2.9 million, $1.0 million and $0.9 million, respectively.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments Subject to Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (1) certain tangible and intangible assets subject to impairment testing as described in Note 5, Intangible Assets And Goodwill; (2) financial instruments as described in Note 9, Long-Term Debt; (3) deemed deferred compensation plans as described in Note 17, Employee Savings And Benefit Plans; (4) lease abandonment liabilities as described in Note 3, Business Combinations; and (5) interest rate derivative transactions that are outstanding from time to time (none currently outstanding).

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

Recurring Fair Value Measurements

The amount of deferred compensation at December 31, 2017 increased significantly primarily due to the assumption of deferred compensation liabilities in the Merger. Refer to Note 3, Business Combinations, for additional information. The following table sets forth the Company’s financial assets and/or liabilities that were accounted for at fair value on a recurring basis and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value and its placement within the fair value hierarchy levels. During the periods presented, there were no transfers between fair value hierarchical levels.

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2017	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$40,995	$23,751	$—	$—	$17,244

Description	Balance at December 31, 2016	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$10,875	$10,875	$—	$—	$—

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options.
(2)	The fair value of underlying investments in collective trust funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by outstanding units. In accordance with ASU 2015-07, these investments have not been classified in the fair value hierarchy.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the quarter ended June 30, 2017, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets equaled or exceeded their carrying value. The Company concluded that the carrying value of goodwill allocated to its Boston, Massachusetts market exceeded its fair value. Accordingly, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 5, Intangible Assets And Goodwill, for additional information. There were no events or changes in circumstances which indicated the company’s cost-method investments, property and equipment, or other intangible assets may not be recoverable. Accordingly, the Company did not estimate the fair value of these assets.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$1,330,000	$1,336,650	$—	$—

Revolver (2)	$143,000	$143,000	$—	$—

Senior Notes (3)	$400,000	$422,876	$—	$—

Former Term B Loan	$—	$—	$480,000	$487,200

Former Revolver	$—	$—	$—	$—

Other debt (4)	$70		$87

Letters of credit (4)	$1,856		$670

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B-1 Loans was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the other debt or the outstanding standby letters of credit.

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

Since its initial date of investment, the Company has not identified any events or changes in circumstances which would require the Company to estimate the fair value of its cost-method investments. Additionally, there have been no returns of capital. As a result, the cost-method investments continue to be presented at their original cost basis on the consolidated balance sheets.

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2016, other than as described below.

On July 26, 2017, the Company purchased a minority ownership interest in DGital Media Inc. (“DGital”), a leading creator of premium, personality-based podcasts and other on-demand audio content for $9.7 million. Subsequent to the Company’s investment, DGital rebranded as Cadence13. Under the terms of the purchase agreement, the Company also obtained an option to acquire the remaining ownership interest in Cadence13 in 2021. The Company and Cadence13 entered into a multi-year services agreement under which Cadence13 will dedicate significant resources to create world-class, original on-demand audio content leveraging the Company’s deep roster of local talent and relationships in the world of sports, news, politics, music, comedy, and technology. Cadence13 will also serve as the Company’s exclusive third party advertisement sales representative for all of its podcasts and other on-demand audio.

The following table presents the changes in the Company’s cost-method investments as described above:

	Cost-Method Investments Carrying Amount
	December 31,
	2017	2016
	(amounts in thousands)
Investment balance before cumulative other than temporary impairment as of January 1,	$255	$255
Accumulated other than temporary impairment as of January 1,	—	—

Investment beginning balance after cumulative other than temporary impairment as of January 1,	255	255
Acquisition of interest in a privately held company	9,700	—

Ending period balance	$9,955	$255

19.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On November 1, 2017, in order to facilitate the Merger, the Company assigned assets to a trust and the trust subsequently entered into two separate LMAs with Bonneville which became effective upon the closing of the Merger. Under the terms of the LMAs, Bonneville began operating four stations in Sacramento, California and four stations in San Francisco, California. The LMAs will terminate upon the earlier of: (i) one year after the Merger date; or (ii) consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by the Company, as a condition to complete the Merger. Of the eight radio stations currently operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight Company stations met the criteria to be classified as held for sale. The five CBS Radio stations met the criteria to be classified within discontinued operations at December 31, 2017. This transaction is expected to close within one year.

As of December 31, 2017, the Company entered into an agreement to dispose of a parcel of land along with the land improvements in Chicago, Illinois for $46.0 million and classified these assets as held for sale. This transaction, which is expected to be completed in the second half of 2018, is expected to result in no gain or loss.

At December 31, 2016, the Company had no assets held for sale.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying value of these assets was less than the fair value by utilizing offers from third parties for a bundle of assets. This is considered a Level 3 measurement.

The major categories of these assets held for sale, which includes the assets of the discontinued operations, are as follows:

	Assets Held for Sale
	December 31, 2017
	Total	Bonneville LMA	Other Assets Held for Sale
	(amounts in thousands)
Land and land improvements	$47,110	$1,110	$46,000
Building	1,970	1,520	450
Leasehold improvements	88	88	—
Equipment	2,618	2,618	—

Net property and equipment	51,786	5,336	46,450

Net radio broadcasting licenses	136,014	136,014	—

Other intangibles	1,947	1,947	—
Goodwill	22,573	22,573	—

Total intangibles	160,534	160,534	—

Net assets held for sale	$212,320	$165,870	$46,450

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which will never be a part of the Company’s continuing operations as these radio stations have been disposed or are expected to be disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 3, Business Combinations, for additional information on the iHeartMedia Transaction, the Beasley Transaction, and the Bonneville Transaction.

The Company did not have any discontinued operations for the years ending December 31, 2016 or December 31, 2015. The following table presents the results of operations of the discontinued operations for the year ended December 31, 2017:

Year Ended December 31, 2017
(amounts in thousands)
Net broadcast revenues	$5,494
Station operating expenses	4,749
Depreciation and amortization expense	9
Net time brokerage agreement (income) fees	(652)

Total operating expenses	4,106

Income (loss) before income taxes (benefit)	1,388
Income taxes (benefit)	552

Income (loss) from discontinued operations, net of income taxes (benefit)	$836

20.	CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.

Insurance

The Company uses a combination of insurance and self-insurance mechanisms to mitigate the potential liabilities for workers’ compensation, general liability, property, directors’ and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors, outside expertise and other actuarial assumptions. Under these policies, the Company is required to maintain letters of credit.

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $397,251 for a single incident, with a maximum fine of up to $3,666,930 for a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.

The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. From time to time, the renewal of certain licenses may be delayed. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications. Currently, all of the Company’s licenses have been renewed.

The FCC initiated an investigation in January 2007, related to a contest at one of the Company’s stations. In October 2016, the FCC designated for a hearing whether the Company operated this station in the public interest and whether such station’s license should be renewed. In February 2017, the Company permanently discontinued operation of the station and returned the station’s broadcasting license to the FCC for cancellation, in order to facilitate the Merger. As a result, the Company recorded a $13.5 million loss in the statement of operations in net gain/loss on sale or disposal of assets.

Performance Fees

The Company incurs fees from performing rights organizations (“PRO”) to license the Company’s public performance of the musical works contained in each PRO’s repertoire. The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant, (i) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that became effective January 1, 2017 for a five-year term; (ii) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017; (iii) is currently subject to arbitration proceedings with SESAC, Inc. to determine fair and reasonable fees that would be retroactive to January 1, 2016; and (iv) filed in November 2016 a motion in the U.S. District Court for the Eastern District of Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California along with a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In January 2017, the Company obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license. This license, with an optional extension, is expected to expire September 30, 2018.

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

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Rent expense	$23,742	$17,892	$16,116

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2018	$51,675	$895	$210,691	$263,261
2019	49,547	920	109,986	160,453
2020	44,962	948	80,699	126,609
2021	40,219	976	54,647	95,842
2022	34,853	1,006	34,529	70,388
Thereafter	154,963	7,733	28,579	191,275

	$376,219	$12,478	$519,131	$907,828

21.	GUARANTOR ARRANGEMENTS

Guarantor Arrangements

The Company recognizes, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The following is a summary of agreements that the Company has determined are within the scope of guarantor arrangements:

•	The Company enters into indemnification agreements in the ordinary course of business. Under these agreements, the Company typically indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes that the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded liabilities for these agreements as of December 31, 2017.

•	Under the Company’s Credit Facility, the Company is required to reimburse lenders for any increased costs that they may incur in the event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. The Company cannot estimate the potential amount of any future payment under this provision, nor can the Company predict if such an event will ever occur.

•	In connection with many of the Company’s acquisitions, the Company enters into a TBA or LMA for specified periods of time, usually six months or less, whereby the Company typically indemnifies the owner and operator of the radio station, their employees, agents and contractors from liability, claims and damages arising from the activities of operating the radio station under such agreements. The maximum potential amount of any future payments the Company could be required to make for any such previous indemnification obligations is indeterminable at this time. The Company has not, however, previously incurred any significant costs to defend lawsuits or settle claims relating to any such indemnification obligation.

Financial Statements of Parent

The condensed financial data of the Parent Company has been prepared in accordance with Rule 12-04 of Regulation S-X. The Parent Company’s financial data includes the financial data of Entercom Communications Corp., excluding all subsidiaries.

The most significant restrictions on the payment of dividends by CBS Radio (as contemplated by Rule 4-08(e) of Regulation S-X) are set forth in the Credit Facility and the indenture governing the Senior Notes.

Under the Credit Facility, CBS Radio is permitted to make distributions to the Parent Company in amounts, as defined, as follows: (a) amounts which are required to pay the Parent Company’s overhead costs; and (b) other restricted payments (“Other Restricted Payment”). With respect to the Credit Facility, the permitted Other Restricted Payment is generally an amount which does not trigger a default or exceed a Consolidated Net Leverage Ratio of 5.00 times. The Company’s ability to make an Other Restricted Payment in these amounts under the Credit Facility is a function of its leverage ratio.

Effectively all of CBS Radio’s assets are subject to these distribution limitations to the Parent Company.

The following tables set forth the condensed financial data (other than the statements of shareholders’ equity as this statement is not condensed) of the Parent Company:

•	the balance sheets as of December 31, 2017 and 2016;

•	the statements of operations for the years ended December 31, 2017, 2016 and 2015;

•	the statements of shareholders’ equity for the years ended December 31, 2017, 2016 and 2015; and

•	the statements of cash flows for the years ended December 31, 2017, 2016 and 2015.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY BALANCE SHEETS

(amounts in thousands)

	2017	2016
ASSETS
Current Assets	$96,530	$7,228
Property And Equipment—Net	26,410	2,866
Goodwill—Net	1,221,021	—
Assets Held For Sale	114,278	—
Deferred Charges And
Other Assets—Net	3,467	1,813
Investment In Subsidiaries / Intercompany	750,692	456,161

TOTAL ASSETS	$2,212,398	$468,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities	$109,447	$20,042
Long Term Liabilities	338,591	26,920

Total Liabilities	448,038	46,962

Perpetual Cumulative Convertible Preferred Stock	—	27,732
Shareholders’ Equity:
Class A, B and C Common Stock	1,437	407
Additional Paid-In Capital	1,737,132	605,603
Accumulated Deficit	25,791	(212,636)

Total shareholders’ equity	1,764,360	393,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,212,398	$468,068

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY INCOME STATEMENTS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
NET REVENUES	$(88)	$2,131	$1,536
OPERATING (INCOME) EXPENSE:
Depreciation and amortization expense	1,793	1,235	1,123
Corporate general and administrative expenses	47,787	33,218	26,395
Restructuring charges and transition services costs	11,314	—	2,858
Impairment loss	511	—	—
Merger and acquisition costs	41,313	708	3,978
Other expenses related to financing	(117)	565	—
Net (gain) loss on sale or disposal of assets	(601)	(601)	(601)

Total operating expense	102,000	35,125	33,753

OPERATING INCOME (LOSS)	(102,088)	(32,994)	(32,217)

Net interest expense, including amortization of deferred financing expense	43	24	—
Net recovery of a claim	—	100	—
Income from equity investment in subsidiaries	(78,895)	(85,977)	(79,838)

TOTAL OTHER (INCOME) EXPENSE	(78,852)	(85,853)	(79,838)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(23,236)	52,859	47,621
INCOME TAXES (BENEFIT)	(257,085)	14,794	18,437

NET INCOME AVAILABLE TO THE COMPANY—CONTINUING OPERATIONS	233,849	38,065	29,184
Preferred stock dividend	(2,015)	(1,901)	(752)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS—CONTINUING OPERATIONS	231,834	36,164	28,432

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$231,834	$36,164	$28,432

See notes to condensed Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2014	31,862,294	$319	7,197,532	$72	$608,515	$(279,885)	$329,021
Net income (loss) available to the Company	—	—	—	—	—	29,184	29,184
Compensation expense related to granting of stock awards	738,195	7	—	—	5,517	—	5,524
Exercise of stock options	11,750	—	—	—	35	—	35
Purchase of vested employee restricted stock units	(131,688)	(1)	—	—	(1,561)	—	(1,562)
Preferred stock dividend	—	—	—	—	(752)	—	(752)

Balance, December 31, 2015	32,480,551	325	7,197,532	72	611,754	(250,701)	361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	9,567
Issuance of common stock related to the Employee
Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	8,250	—	—	—	42	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$1,764,360

See notes to Parent Company financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(69,704)	$(24,344)	$(25,355)

INVESTING ACTIVITIES:
Additions to property and equipment	(528)	(1,849)	(304)
Additions to amortizable intangible assets	—	(182)	(1,142)
Proceeds (distributions) from investments in subsidiaries	116,127	44,527	29,030

Net cash provided by (used in) investing activities	115,599	42,496	27,584

Proceeds from issuance of employee stock plan	182	379	—
Payment of fees associated with the issuance of preferred stock	—	—	(220)
Payment of call premium and other fees	—	(5,977)	—
Proceeds from the exercise of stock options	42	265	35
Purchase of vested employee restricted stock units	(2,565)	(2,268)	(1,562)
Payment of dividends on common stock	(29,296)	(8,666)	—
Payment of dividend equivalents on vested restricted stock units	(1,556)	(94)	(7)
Repurchase of common stock	(10,042)	—	—
Payment of dividends on preferred stock	(2,574)	(1,788)	(413)

Net cash provided by (used in) financing activities	(45,809)	(18,149)	(2,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86	3	62
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	198	195	133

CASH AND CASH EQUIVALENTS, END OF YEAR	$284	$198	$195

See notes to condensed Parent Company financial statements.

Accounting Policies

The Parent Company follows the accounting policies as described in Note 2, Significant Accounting Policies, except that the Parent Company accounts for its investment in its subsidiaries using the equity method.

Debt—For a discussion of debt obligations of the Company, refer to Note 9, Long-Term Debt.

Other—For further information, reference should be made to the notes to the consolidated financial statements of the Company.

22. SUBSEQUENT EVENTS

Events occurring after December 31, 2017, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

In February 2018, the Company entered into an Asset Purchase Agreement to purchase two radio stations in St. Louis, Missouri from Emmis Communications for $15.0 million in cash. With this acquisition, the Company will increase its presence in St. Louis, Missouri, to six radio stations. On March 1, 2018, the Company commenced operations under a TBA. Closing is expected during the second half of 2018.

The Company has a relationship with United States Traffic Network (“USTN”), a vendor that provides short duration advertising network services (e.g., sponsored traffic reports). USTN’s former corporate parent, Global Traffic Network (“GTN”), had publicly disclosed that USTN is in financial distress and that GTN may cease operations in the United States. In February 2018, the Company sent a protective notice to cancel its CBS Radio USTN contract effective in late March 2018. On March 14, 2018, GTN announced that it sold 100% of its ownership in USTN to an entity controlled by the president of USTN. The Company is evaluating its options with respect to its relationship with USTN and the services they provide.

23. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to the Company’s acquisitions and dispositions of radio stations as described in Note 3, Business Combinations, and due to the seasonality of revenues, with revenues usually the lowest in the first quarter of each year. The table reflects the revision of prior period financial statements for digital revenue contracts as discussed in Note 1, Basis Of Presentation And Significant Policies.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2017
Net revenues	$246,614	$122,299	124,970	$99,001
Operating income	$(2,265)	$13,485	16,379	$(15,016)
Net income (loss) available to the Company from continuing operations	$231,829	$4,100	$6,414	$(9,331)
Preferred stock dividend	$252	$663	$550	$550
Net income available to common shareholders from continuing operations	$231,577	$3,437	5,864	$(9,881)
Income (loss) from discontinued operations, net of income taxes	$836	$—	$—	$—
Net income (loss) available to common shareholders	$232,413	$3,437	5,864	$(9,881)
Net income (loss) from continuing operations per share—basic (1)	$2.63	$0.11	$0.16	$(0.24)

Net income (loss) from discontinued operations, net of tax, per share—basic (1)	$0.01	$—	$—	$—

Net income (loss) available to common shareholders per share—basic (1)	$2.63	$0.09	0.15	$(0.25)

Weighted average common shares outstanding—basic	88,309	38,955	38,945	38,910

Net income (loss) from continuing operations per share—diluted (1)	$2.58	$0.28	$0.26	$0.11

Net income (loss) from discontinued operations, net of tax, per share—diluted (1)	$0.01	$—	$—	$—

Net income (loss) available to common shareholders per share—diluted (1)	$2.59	$0.09	$0.15	$(0.25)

Weighted average common shares outstanding—diluted	89,887	39,728	39,656	38,910

Preferred stock dividends declared and paid	$924	$550	$550	$550

Common stock dividends declared and paid	$12,746	$10,713	$2,921	$2,916

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2016
Net revenues	$124,550	$121,641	$121,571	$97,009
Operating income	$30,040	$25,688	$27,584	$14,745
Income (loss) available to the Company from continuing operations	$11,399	$11,420	$10,834	$4,412
Preferred stock dividend	$550	$526	$412	$413
Net income available to common shareholders from continuing operations	$10,849	$10,894	$10,422	$3,999
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) available to common shareholders	$10,849	$10,894	$10,422	$3,999
Net income (loss) from continuing operations per share—basic (1)	$0.30	$0.30	$0.28	$0.11

Net income (loss) from discontinued operations, net of tax, per share—basic (1)	$—	$—	$—	$—

Net income (loss) available to common shareholders per share—basic (1)	$0.28	$0.28	$0.27	$0.10

Weighted average common shares outstanding—basic	38,561	38,485	38,469	38,448

Net income (loss) from continuing operations per share—diluted (1)	$0.28	$0.28	$0.26	$0.11

Net income (loss) from discontinued operations, net of tax, per share—diluted (1)	$—	$—	$—	$—

Net income (loss) available to common shareholders per share—diluted (1)	$0.27	$0.28	$0.26	$0.10

Weighted average common shares outstanding—diluted	39,800	41,433	41,130	39,260

Preferred stock dividends declared and paid	$550	$413	$413	$412

Common stock dividends declared and paid	$2,893	$2,887	$2,886	$—

(1)	Income (loss) from continuing operations per share, income (loss) from discontinued operations per share, and net income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

ITEM 16.	FORM 10-K SUMMARY PAGE

Not Presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on March 16, 2018.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	Chairman, Chief Executive Officer, President and a Director	March 16, 2018
David J. Field

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING	Executive Vice President and Chief Financial Officer	March 16, 2018
Richard J. Schmaeling

Principal Accounting Officer:

/s/ EUGENE D. LEVIN	Vice President, Treasurer and Controller	March 16, 2018
Eugene D. Levin

Directors:

/s/ JOSEPH M. FIELD	Chairman Emeritus	March 16, 2018
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 16, 2018
David J. Berkman

/s/ JOEL HOLLANDER	Director	March 16, 2018
Joel Hollander

/s/ MARK R. LANEVE	Director	March 16, 2018
MARK R. LANEVE

/s/ DAVID LEVY	Director	March 16, 2018
DAVID LEVY

/s/ LESLIE MOONVES	Director	March 16, 2018
LESLIE MOONVES

/s/ JOSEPH R. IANNIELLO	Director	March 16, 2018
JOSEPH R. IANNIELLO

/s/ STEFAN M. SELIG	Director	March 16, 2018
STEFAN M. SELIG

/s/ SEAN R. CREAMER	Director	March 16, 2018
SEAN R. CREAMER

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 #	Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.2 #	Amendment No. 1, dated as of July 10, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on July 10, 2017)

2.3 #	Amendment No. 2, dated as of September 13, 2017, to the Agreement and Plan of Merger, dated as of February 2, 2017, by and among CBS Corporation, CBS Radio Inc., Entercom Communications Corp. and Constitution Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on September 13, 2017)

2.4 #	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.5 #	Field Family Side Letter Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit H to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

2.6 #	Voting Agreement, dated as of February 2, 2017, by and among Entercom Communications Corp. and the shareholders of Entercom Communications Corp. included therein. (Incorporated by reference to Exhibit I to Exhibit 2.1 of Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1 #	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381))

3.2 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.7 #	Amendment No 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.8 #	Amendment No 2 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 17, 2017)

4.1 #	Indenture for Senior Notes, dated as of October 17, 2016, by and among CBS Radio, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #	Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #	Supplemental Indenture, dated December 8, 2017, by and between CBS Radio Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

10.1 #	Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.9 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.2 #	Amendment No. 1, dated as of March 3, 2017, to the Credit Agreement, dated as of October 17, 2016, by and among CBS Radio Inc., the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.10 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.3 #	Transition Services Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.5 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.4 #	Joint Digital Services Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.6 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.5 #	Tax Matters Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.10 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.6 #	Employment Agreement, dated April 22, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016).

10.7 #	First Amendment to Employment Agreement, November 16, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 17, 2017).

10.8 #	Waiver Agreement April 19, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.9 #	Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.10 #	Employment Agreement, dated July 18, 2017, between Entercom Communications Corp. and Louise C. “Weezie” Kramer. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10Q for the quarter ended September 30, 2017, filed on November 6, 2017).

10.11 #	Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.12 *	Employment Agreement, dated August 1, 2016, between CBS Radio Inc. and Robert Philips. Filed herewith.

10.13 #	Employment Agreement, dated October 27, 2015, between Entercom Communications Corp. and Stephen F. Fisher. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 26, 2016.).

10.14 #	First Amendment to Employment Agreement, February 28, 2017, between Entercom Communications Corp. and Stephen F. Fisher. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.15 #	Employment Agreement, July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.16 #	First Amendment to Employment Agreement, December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.17 #	Second Amendment to Employment Agreement, May 10, 2017, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.18 #	Entercom Non-Employee Director Compensation Policy adopted May 10, 2017. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2017).

10.19 #	Amended and Restated Entercom Equity Compensation Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 7, 2014.

10.20 #	Entercom Annual Incentive Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 17, 2017).

10.21 #	Entercom 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 18, 2016).

21.1*	Information Regarding Subsidiaries of Entercom Communications Corp. Filed herewith.

23.1*	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

32.2*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
#	Incorporated by reference.