Form 10-Q
period 2018-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2018-05-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Class A common stock, $0.01 par value – 137,224,044 Shares Outstanding as of April 30, 2018

(Class A Shares Outstanding include 2,816,825 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2018.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018, and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31, 2018	DECEMBER 31, 2017
ASSETS:
Cash	$34,770	$34,167
Accounts receivable, net of allowance for doubtful accounts	272,315	341,989
Prepaid expenses, deposits and other	28,315	24,347

Total current assets	335,400	400,503
Investments	11,205	9,955
Net property and equipment	347,045	346,507
Radio broadcasting licenses	2,649,959	2,649,959
Goodwill	859,051	862,000
Assets held for sale	211,870	212,320
Deferred charges and other assets, net of accumulated amortization	59,158	57,957

TOTAL ASSETS	$4,473,688	$4,539,201

LIABILITIES:
Accounts payable	$1,869	$598
Accrued expenses	73,428	76,565
Other current liabilities	114,988	107,561
Long-term debt, current portion	13,319	13,319

Total current liabilities	203,604	198,043

Long-term debt, net of current portion	1,838,690	1,859,442
Deferred tax liabilities	604,537	609,789
Other long-term liabilities	107,664	107,567

Total long-term liabilities	2,550,891	2,576,798

Total liabilities	2,754,495	2,774,841

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	1,414	1,437
Additional paid-in capital	1,705,866	1,737,132
Retained earnings	11,913	25,791

Total shareholders’ equity	1,719,193	1,764,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,473,688	$4,539,201

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
NET REVENUES	$300,560	$99,001

OPERATING EXPENSE:
Station operating expenses	255,725	77,166
Depreciation and amortization expense	8,471	2,647
Corporate general and administrative expenses	18,669	10,565
Integration costs	9,729	—
Restructuring charges	1,481	—
Merger and acquisition costs	1,383	10,271
Net time brokerage agreement (income) fees	(426)	34
Net (gain) loss on sale or disposal of assets	(161)	13,334

Total operating expense	294,871	114,017

OPERATING INCOME (LOSS)	5,689	(15,016)

NET INTEREST EXPENSE	23,404	5,977

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(17,715)	(20,993)
INCOME TAXES (BENEFIT)	(3,509)	(11,662)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(14,206)	(9,331)
Preferred stock dividend	—	(550)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(14,206)	(9,881)
Income from discontinued operations, net of income taxes (benefit)	328	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(13,878)	$(9,881)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Basic and Diluted	$(0.10)	$(0.25)

Net income (loss) from discontinued operations per share available to common shareholders - Basic and Diluted	$—	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.25)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.09	$0.075

WEIGHTED AVERAGE SHARES:
Basic	138,939,309	38,910,322

Diluted	138,939,309	38,910,322

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018 AND YEAR ENDED DECEMBER 31, 2017

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	9,567
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	8,250	—	—	—	42	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$1,764,360
Net income (loss) available to the Company	—	—	—	—	—	(13,878)	(13,878)
Compensation expense related to granting of stock awards	(157,680)	(2)	—	—	3,915	—	3,913
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	39,196	—	—	—	321	—	321
Exercise of stock options	10,000	—	—	—	13	—	13
Common stock repurchase	(1,833,200)	(18)	—	—	(19,361)	—	(19,379)
Purchase of vested employee restricted stock units	(328,196)	(3)	—	—	(3,460)	—	(3,463)
Payment of dividends on common stock	—	—	—	—	(13,036)	—	(13,036)
Dividend equivalents, net of forfeitures	—	—	—	—	342	—	342

Balance, March 31, 2018	137,405,901	$1,374	4,045,199	$40	$1,705,866	$11,913	$1,719,193

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(13,878)	$(9,331)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,471	2,647
Net amortization of deferred financing costs (including original issue discount and debt premium)	79	586
Net deferred taxes (benefit) and other	(5,252)	(11,662)
Provision for bad debts	2,982	409
Net (gain) loss on sale or disposal of assets	(161)	13,334
Non-cash stock-based compensation expense	3,913	1,593
Deferred rent	826	(90)
Deferred compensation	126	990
Accretion expense (income), net of asset retirement obligation adjustments	15	10
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	66,692	13,268
Prepaid expenses and deposits	(3,968)	(3,132)
Accounts payable and accrued liabilities	206	(562)
Accrued interest expense	7,155	(1,802)
Accrued liabilities - long-term	(1,281)	(775)
Prepaid expenses - long-term	(40)	177

Net cash provided by (used in) operating activities	65,885	5,660

INVESTING ACTIVITIES:
Additions to property and equipment	(5,413)	(2,424)
Proceeds from sale of property, equipment, intangibles and other assets	461	14
Purchases of radio stations	—	(24,000)
Additions to amortizable intangible assets	(1,578)	(270)
Purchases of investments	(1,250)	—
(Deconsolidation) consolidation of a VIE	—	(302)

Net cash provided by (used in) investing activities	(7,780)	(26,982)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	—	22,000
Payments of long-term debt	(21,325)	(37,005)
Proceeds from issuance of employee stock plan	321	181
Proceeds from the exercise of stock options	13	5
Purchase of vested employee restricted stock units	(3,463)	(2,436)
Payment of dividends on common stock	(12,441)	(2,916)
Payment of dividend equivalents on vested restricted stock units	(595)	(98)
Repurchase of common stock	(20,012)	—
Payment of dividends on preferred stock	—	(550)

Net cash provided by (used in) financing activities	(57,502)	(20,819)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	603	(42,141)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,167	46,843

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,770	$4,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,497	$7,225

Income taxes	$45	$55

Dividends on common stock	$12,441	$2,916

Dividends on preferred stock	$—	$550

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2017, and filed with the SEC on March 16, 2018, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

On February 2, 2017, the Company and its wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company’s wholly-owned subsidiary (the “Merger”). The parties to the Merger believe that the Merger was tax free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.

The Merger was subject to approval by the Company’s shareholders and customary regulatory approvals. As a result of the Merger, the Company would have owned radio stations in seven markets in excess of the limits set forth in the Federal Communications Commission’s (the “FCC”) local radio ownership rule. In order to comply with this FCC rule, and to obtain clearance for the Merger from the Antitrust Division of the U.S. Department of Justice (“DOJ”), the Company agreed to divest a total of nineteen stations in such markets, consisting of eight stations owned by the Company and eleven owned by CBS Radio. Refer to additional information on divestitures in Note 2, Business Combinations.

On November 1, 2017, the Company entered into a settlement with the DOJ. On November 9, 2017, the FCC released an order, pursuant to the Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder, approving the applications filed by CBS Radio and the Company requesting FCC consent to the CBS Radio Merger Agreement. Obtaining the FCC Consent, and its effectiveness in accordance with applicable law and the rules and regulations of the FCC, was a condition to the obligation of CBS, CBS Radio, the Company, and Merger Sub to the consummation of the Merger. On November 15, 2017, the Company’s shareholders approved the Merger.

Upon obtaining all required approvals, the Merger closed on November 17, 2017. Based on this timing, the Company’s consolidated financial statements for the three months ended March 31, 2018 reflects the results of radio stations acquired in the Merger, whereas the Company’s consolidated financial statement for the three months ended March 31, 2017 do not.

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

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018, other than as described below.

Changes in Accounting Policies – Revenue Recognition

The Company adopted the amended accounting guidance for revenue recognition on January 1, 2018 using the modified retrospective transition method, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date. As a result, the Company has changed its accounting policy for revenue recognition as described below. Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 3, Revenue, for additional information.

Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.

Results for reporting periods beginning after January 1, 2018 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.

Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. The Company also evaluates when it is appropriate to recognize revenue based on the gross amount invoiced to the customer or the net amount retained by the Company if a third party is involved.

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than as noted below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018) that might have a material impact on the Company’s financial position, results of operations or cash flows.

Definition of a Business

In January 2017, the accounting guidance was amended to modify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance was effective for the Company as of January 1, 2018, under a prospective application method. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of assets that meet the definition of a business under the amended guidance.

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance was effective for the Company as of January 1, 2018, under a retrospective application method. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation

In May 2017, the accounting guidance was amended to clarify modification accounting for stock-based compensation. The guidance was effective for the Company as of January 1, 2018, on a prospective basis. Under the amended guidance, the Company will only apply modification accounting for stock-based compensation if there are: (i) changes in the fair value or intrinsic value of share-based compensation; (ii) changes in the vesting conditions of awards; and (iii) changes in the classification of awards as equity instruments or liability instruments. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows.

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

While the Company is currently reviewing the effects of this guidance, the Company believes that this modification to operating leases would result in: (i) an increase in the ROU assets and lease liabilities reflected on the Company’s consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than one year; and (ii) no material change to the expense associated with the ROU assets.

This guidance is effective for the Company as of January 1, 2019, and must be implemented using a modified retrospective approach, with certain practical expedients available.

Financial Instruments

In January 2016, the accounting guidance was modified with respect to recognition, measurement, presentation and disclosure of financial instruments. The most notable impact of the amended accounting guidance for the Company is that this modification effectively supersedes and eliminates current accounting guidance for cost-method investments. Refer to Note 10, Fair Value of Financial Instruments, for additional information on the Company’s cost-method investments.

The guidance was effective for the Company as of January 1, 2018. The Company adopted the new guidance using a modified retrospective approach, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date.

The Company’s investments continue to be carried at their original cost. There have been no impairments in the cost-method investments, returns of capital, or any adjustments resulting from observable price changes in orderly transaction for the investments. Based upon the Company’s assessment, the adoption of this modified accounting guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company has identified changes to its revenue recognition policies related to contracts that contain performance bonuses. The impact of this guidance was not material to the Company’s financial position, results of operations or cash flows. The Company enhanced its disclosures to allow users of the financial statements to comprehend information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company’s contracts with its customers. Refer to Note 3, Revenue, for additional information.

Reclassifications

Certain reclassifications have been made to the prior years’ statements of operations to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements. The Company elected to reclassify certain integration charges from merger and acquisition costs in order to provide the users of the financial statements with additional insight into the ongoing costs incurred as a result of the Merger.

2. BUSINESS COMBINATIONS

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

The CBS Radio business acquisition was completed pursuant to the CBS Radio Merger Agreement, dated February 2, 2017, by and among the Company, CBS, CBS Radio, and Merger Sub. On November 17, 2017, (i) Merger Sub was merged with and into CBS Radio, with CBS Radio continuing as the surviving corporation and a direct, wholly-owned subsidiary of the Company and (ii) each share of CBS Radio common stock was converted into one share of the Company’s common stock.

The Company issued 101,407,494 shares of its Class A common Stock to the former holders of CBS Radio common stock. At the time of the Merger, each outstanding RSU and stock option with respect to CBS Class B common stock held by employees of CBS Radio was canceled and converted into equity awards for the Company’s Class A common stock. The conversion was based on the ratio of the volume-weighted average per share closing price of CBS stock on the five trading days prior to the date of acquisition and the Company’s stock on the five trading days following the date of acquisition. Entercom Communications Corp. is considered to be the acquiring company for accounting purposes.

To complete the Merger, certain divestitures were required by the FCC in order to comply with the FCC’s ownership rules and policies. These divestitures consisted of: (i) the exchange transaction with iHeartMedia, Inc. (“iHeart”); (ii) the exchange transaction with Beasley Broadcast Group, Inc. (“Beasley”); (iii) entry into a local marketing agreement (“LMA”) with Bonneville International Corporation (“Bonneville”); and (iv) a cash sale to Educational Media Foundation (“EMF”).

Due to the structure of the transaction, there is no step-up in tax basis for the assets acquired as the Company will assume the existing tax basis of the assets of CBS Radio. The absence of a step-up in tax basis will limit the Company’s tax deductions in future years and impacts the amount of deferred tax liabilities recorded as part of purchase price accounting. If any of the Internal Distributions or the Final Distribution, each as defined in the CBS Radio Merger Agreement, does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (“Code”) or the Merger does not qualify as a tax-free “reorganization” under Section 368(a) of the Code, including as a result of actions taken in connection with the distributions made by CBS to facilitate the Merger or as a result of subsequent acquisitions of shares of CBS, Entercom, or CBS Radio, then CBS and/or holders of CBS Common Stock that received Radio Common Stock in the Final Distribution may be required to pay substantial U.S. federal income taxes, and, in certain circumstances, CBS Radio and Entercom may be required to indemnify CBS for any such tax liability.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, hypothetical expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the net assets acquired was reported as goodwill. The goodwill recorded reflects management’s expectations of its ability to gain access to and penetrate CBS Radio’s customer base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities as a results of a large national presence. A portion of the goodwill carryover basis is tax deductible.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, including measurement period adjustments, is outlined below.

Description	Preliminary Value as of acquisition date (as previously reported as of December 31, 2017)	Measurement period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Accounts receivable	$241,548	$—	$241,548
Prepaid sports rights and favorable sports contracts	4,160	—	4,160
Prepaid expenses, deposits and other	20,625	—	20,625
Other current assets	7,350	421	7,771

Total current assets	273,683	421	274,104

Land	112,880	—	112,880
Land improvements	3,988	(2,640)	1,348
Leasehold improvements	26,255	9,774	36,029
Buildings	19,246	(5,206)	14,040
Furniture and fixtures	10,929	(6,849)	4,080
Equipment and towers	76,486	4,921	81,407
Construction in process	14,598	—	14,598

Total tangible property	264,382	—	264,382

Advertiser relationships	27,453	—	27,453
Radio broadcasting licenses	1,880,400	—	1,880,400
Goodwill	820,961	(2,949)	818,012
Assets held for sale	255,650	—	255,650
Favorable leases	16,580	—	16,580
Other noncurrent assets	1,050	1,926	2,976

Total intangible and other assets	3,002,094	(1,023)	3,001,071

Total assets	$3,540,159	$(602)	$3,539,557

Liabilities
Accounts payable	$36,137	$421	$36,558
Accrued expenses	35,154	—	35,154
Accrued salaries and benefits	26,324	—	26,324
Current portion of long-term debt	10,600	—	10,600
Unfavorable sports liability - current portion	4,803	—	4,803
Accrued interest	4,529	—	4,529
Unearned revenues - current portion	14,971	—	14,971

Total current liabilities	132,518	421	132,939

Unearned revenues - non-current portion	13,859	—	13,859
Unfavorable lease liability	12,770	—	12,770
Unfavorable sports liability - non-current portion	22,597	—	22,597
Non-current portion of long-term debt	1,376,900	—	1,376,900
Deferred tax liability	780,832	(2,949)	777,883
Other long-term liabilities	31,835	1,926	33,761

Total liabilities	$2,371,311	$(602)	$2,370,709

Preliminary fair value of net assets acquired	$1,168,848	$—	$1,168,848

The aggregate fair value purchase price allocation of the assets and liabilities acquired in the CBS Radio Merger as reported on the Company’s Form 10-K filed with the SEC on March 16, 2018, were revised during the first quarter of 2018 due to: (i) a change to the deferred tax liabilities associated with certain stations acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.9 million; (ii) the recording of lease abandonment liabilities and a corresponding receivable for reimbursement from CBS Corporation; and (iii) reclassifications between the categories of acquired tangible property.

The preliminary purchase price allocations are based upon the valuation of assets and liabilities and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets and liabilities pending finalization include intangible assets and liabilities. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

2017 LMA: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two LMAs with Bonneville. The LMAs, which were effective upon the closing of the Merger, allow Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations to be operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale at March 31, 2018. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. Refer to Note 11, Assets Held for Sale and Discontinued Operations, for additional information.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the consolidated statements of operations.

The components of restructuring charges incurred during the first quarter of 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$143	$—
Workforce reduction	590	—
Lease abandonment costs	257	—
Other restructuring costs	491	—

Total restructuring charges	$1,481	$—

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (ii) lease abandonment costs; and (iii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. The Company could incur additional restructuring costs in the remainder of 2018 under this plan, however, these costs cannot be determined at this time.

The estimated amount of unpaid restructuring charges as of March 31, 2018 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$16,086	$650
Additions resulting from the integration of CBS Radio	1,481	15,005
Restructuring charges assumed from the Merger	—	1,095
Payments	(6,346)	(664)

Restructuring charges and lease abandonment costs unpaid and outstanding	11,221	16,086
Restructuring charges and lease abandonment costs - noncurrent portion	(2,926)	(4,413)

Restructuring charges and lease abandonment costs - current portion	$8,295	$11,673

Integration Costs

The Company incurred integration costs of $9.7 million during the three months ended March 31, 2018. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if the business combinations in 2017 had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (iii) change in the effective tax rate; (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2016; and (v) merger and acquisition costs.

For purposes of this presentation, the pro forma data excludes: (i) stations divested to iHeart and Beasley in the iHeartMedia Transaction and the Beasley Transaction as these stations were exchanged for the radio stations acquired in the Chattanooga, Richmond and Boston markets; and (ii) stations acquired from CBS Radio that were operated by Bonneville under two LMAs as these results were reflected under income from discontinued operations.

In addition, the pro forma data includes: (i) the stations acquired in the Richmond, Virginia and Chattanooga, Tennessee markets in the iHeartMedia Transaction; (ii) the station acquired in the Beasley Transaction; (iii) the CBS Radio stations acquired in the Merger (except as otherwise separately excluded as described above); and (iv) the stations acquired in Charlotte, North Carolina.

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$300,560	$339,678

Income (loss) from continuing operations	$(14,206)	$6,319

Income (loss) from discontinued operations	$328	$—

Net income (loss) available to the Company	$(13,878)	$6,319

Net income (loss) available to common shareholders	$(13,878)	$5,769

Income (loss) from continuing operations per common share - basic	$(0.10)	$0.05

Income (loss) from discontinued operations per common share - basic	$—	$—

Net income (loss) available to common shareholders per common share - basic	$(0.10)	$0.04

Income (loss) from continuing operations per common share - diluted	$(0.10)	$0.04

Income (loss) from discontinued operations per common share - diluted	$—	$—

Net income (loss) available to common shareholders per common share - diluted	$(0.10)	$0.04

Weighted shares outstanding basic	138,939,309	140,317,816

Weighted shares outstanding diluted	138,939,309	141,481,456

Conversion of preferred stock for dilutive purposes under the as if method	Not applicable	Anti-dilutive

3. REVENUE

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (i) commercial broadcast time; (ii) digital advertising; (iii) promotional and sponsorship event revenue; (iv) e-commerce revenue; and (v) trade and barter revenue. Services and products may be sold separately or in bundled packages. The typical length of a contract for service is less than 12 months.

Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. This typically occurs over the period of time that advertisements are broadcast, marketing services are provided, or as an event occurs. For commercial broadcast time and digital advertising, the Company recognizes revenue based on amounts invoiced to the customer on a monthly basis under the right-to-invoice practical expedient. For e-commerce revenue transactions, revenue is recognized as each third party sale is made and the advertisers’ good or service is transferred to the end customer. For trade and barter transactions, revenue is recognized over the period of time promotional advertising is aired.

For bundled packages, the Company accounts for each product or performance obligation separately if they are distinct. A product or service is distinct if it is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the commercial broadcast time, digital advertising, or digital product and marketing solutions.

Broadcast Revenues

Commercial broadcast time - The Company sells air-time to advertisers and broadcasts commercials at agreed upon dates and times. The Company’s performance obligations are broadcasting advertisements for advertisers at specifically identifiable days and dayparts. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue based on amounts invoiced to the advertiser under the right-to-invoice practical expedient. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.

Digital advertising - The Company sells digital marketing services to advertisers. The Company’s performance obligations are providing broadcasting advertisements and integrated marketing services for advertisers. The Company recognizes revenue based on amounts invoiced to the advertiser under the right-to-invoice practical expedient. Revenues are recorded on a gross basis as the Company acts as a principal in these transactions.

Event And Other Revenues

Promotional and Sponsorship Event revenue - The Company provides promotional advertising to advertisers in exchange for cash proceeds from ticket sales. Performance obligations are broadcasting advertisements for advertisers’ events at specifically identifiable days and dayparts. The Company also sells sponsorships to advertisers at various local events. Performance obligations include providing advertising space at the Company’s event. The Company recognizes revenue at a point in time, as the event occurs. Revenues are recorded on a net basis when the Company is not the primary party hosting the event and acts as an agent in these transactions.

E-Commerce Revenue - The Company sells discount certificates to listeners on its websites. Listeners purchase goods and services from the advertiser at a discount to the fair value of the merchandise or service. Performance obligations include the promotion of advertisers’ discount offers on the Company’s website as well as revenue share payments to the advertiser. The Company records revenue on a net basis as it acts as an agent in these transactions.

Trade And Barter Revenues

Trade and barter – The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The term of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. Other than network barter programming, which is reflected on a net basis, the Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and barter value is based upon management’s estimate of the fair value of the products, supplies and services received.

Contract balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers:

Description	March 31, 2018	December 31, 2017
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$272,315	$341,989
Unearned revenue - current	15,895	17,519
Unearned revenue - noncurrent	14,250	13,000

Changes in Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (unearned revenue) on the Company’s consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within the other current liabilities and other long-term liabilities line items.

Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2018
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2018	$30,519
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(3,250)
Additional amounts recognized during period	2,876

Ending balance	$30,145

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$305,719	$103,313
Event and other revenues	22,609	5,421
Trade and barter revenues	3,498	1,078
Agency commissions:	(31,266)	(10,811)

Net revenues	$300,560	$99,001

Performance obligations

A performance obligation is a promise in a contract with a customer to transfer a good or service to the customer, and is the unit of account under this guidance. A contract’s transaction price is allocated to each distinct performance obligation and is recognized as revenue when the performance obligation is satisfied. Some of the Company’s contracts have one performance obligation which requires no allocation. For other contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

The Company’s performance obligations are either satisfied at a point in time or are satisfied over a period of time. For performance obligations that are satisfied over time, revenue is recognized over time using an output measure on the basis of the amount the Company has a right to invoice. As the performance obligations are satisfied evenly throughout the performance period, the Company recognizes revenue on a straight-line basis over the life of a contract. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when an advertisement is aired and the customer has received the benefits of advertising.

Performance obligations for all products and services, with the exception of event revenues, are satisfied over the term of the contracts, which are typically less than 12 months.

Practical expedients

As a practical expedient, when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less, the Company will not adjust the promised amount of consideration for the effects of a significant financing component.

As a practical expedient for spot revenue and digital revenue, the Company will recognize revenue in the amount to which the entity has a right to invoice.

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $14.3 million of revenue in 2019.

The Company also elected to apply the practical expedient which allows it to not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.

The Company elected to apply the practical expedient which allows the Company to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in station operating expenses on the consolidated statements of operations.

Significant judgments

For performance obligations satisfied at a point in time, the Company does not estimate when a customer obtains control of the promised goods or services. Rather, the Company implements the right-to-invoice practical expedient for spot revenue and digital revenues.

For all revenue streams with the exception of barter revenues, the transaction price is contractually determined. Accordingly, no estimates are required and there is no variable consideration. For trade and barter revenues, the Company estimates the consideration by estimating the fair value of the goods and services received.

Net revenues from network barter programming have historically been recorded on a net basis. This treatment will continue to be the Company’s policy under the amended accounting guidance for revenue recognition. The adoption of the amended accounting guidance for revenue recognition had no impact on the Company’s consolidated statements of operations, balance sheets, statements of shareholders’ equity, or statements of cash flows for the three months ended March 31, 2018.

4. INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	March 31, 2018	December 31, 2017
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$988,056	$158,333
Accumulated loss on impairment as of January 1,	(126,056)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	862,000	32,718
Loss on impairment during year	—	(441)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	43
Acquisition of radio stations - CBS Radio Merger	—	820,961
Disposition of goodwill - EMF sale	—	(266)
Acquisition of a radio station - Beasley Transaction	—	289
Acquisition of radio stations - iHeartMedia Transaction	—	11,700
Disposition of radio stations - iHeartMedia Transaction	—	(14)
Assets held for sale - Bonneville Transaction	—	(2,990)
Measurement period adjustment to acquired goodwill	(2,949)	—

Ending period balance	$859,051	$862,000

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method.

There were no events or circumstances since the Company’s prior year second quarter annual broadcasting licenses impairment test that indicated an interim review of broadcasting licenses was required.

Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by assessing goodwill in each of the Company’s markets after determining that a radio market is a reporting unit.

There were no events or circumstances since the Company’s prior year second quarter annual goodwill impairment test that indicated an interim review of goodwill was required.

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2018	December 31, 2017
	(amounts in thousands)
Accrued compensation	$31,693	$36,105
Accounts receivable credits	3,268	1,876
Advertiser obligations	5,434	3,048
Accrued interest payable	19,439	12,285
Unearned revenue	15,895	17,519
Unfavorable lease liabilities	3,253	3,301
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	9,366	9,470
Non-income tax liabilities	9,167	8,196
Other	12,839	11,127

Total other current liabilities	$114,988	$107,561

6. LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 17, 2017, in connection with the Merger, the Company refinanced its previously outstanding indebtedness and also assumed CBS Radio’s outstanding indebtedness. As a result of the refinancing activity and the Merger, the Company has a credit agreement (the “Credit Facility”) that is comprised of a revolving credit facility (the “Revolver”) and a term loan component (the “Term B-1 Loan”).

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $120.8 million as of March 31, 2018.

The $1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024.

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

The Company expects to use the Revolver to: (i) provide for working capital; and (ii) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. In addition, the Credit Facility is secured by a lien on substantially all of the assets (including material real property) of CBS Radio and its subsidiaries with limited exclusions. All of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at March 31, 2018. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2018, the Company’s Consolidated Net Secured Leverage Ratio was 3.4 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of March 31, 2018, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net Secured Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following as of March 31, 2018 and December 31, 2017:

	Long-Term Debt
	March 31,	December 31,
	2018	2017
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$125,000	$143,000
Term B-1 Loan, due November 17, 2024	1,326,675	1,330,000
Plus unamortized premium	2,795	2,904

	1,454,470	1,475,904

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	15,977	16,584

	415,977	416,584

Other Debt
Capital lease and other	955	70

Total debt before deferred financing costs	1,871,402	1,892,558
Current amount of long-term debt	(13,319)	(13,319)
Deferred financing costs (excludes the revolving credit)	(19,393)	(19,797)

Total long-term debt, net of current debt	$1,838,690	$1,859,442

Outstanding standby letters of credit	$4,176	$1,856

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

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Interest expense	$23,334	$5,414
Amortization of deferred financing costs	795	586
Amortization of original issue discount (premium) of senior notes	(716)	—
Interest income and other investment income	(9)	(23)

Total net interest expense	$23,404	$5,977

7. NET INCOME (LOSS) PER COMMON SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$(14,206)	$(9,331)
Preferred stock dividends	—	550

Net income available to common shareholders from continuing operations	(14,206)	(9,881)
Income (loss) from discontinued operations, net of tax	328	—

Net income (loss) available to common shareholders	$(13,878)	$(9,881)

Denominator
Basic weighted average shares outstanding	138,939	38,910

Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$(0.10)	$(0.25)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	—	—

Net income (loss) per share available to common shareholders - Basic	$(0.10)	$(0.25)

Diluted Income (Loss) Per Share
Numerator
Net income (loss) available to the Company	$(14,206)	$(9,331)
Preferred stock dividends	—	550

Net income available to common shareholders from continuing operations	(14,206)	(9,881)
Income (loss) from discontinued operations, net of tax	328	—

Net income (loss) available to common shareholders	$(13,878)	$(9,881)

Denominator
Basic weighted average shares outstanding	138,939	38,910
Effect of RSUs and options under the treasury stock method	—	—

Diluted weighted average shares outstanding	138,939	38,910

Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$(0.10)	$(0.25)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	—	—

Net income (loss) per share available to common shareholders - Diluted	$(0.10)	$(0.25)

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended March 31,
Impact Of Equity Issuances	2018	2017
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	367	—

Price range of options: from	$9.66	$—

Price range of options: to	$13.98	$—

RSUs excluded with service and market conditions as market conditions not met	226	267

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	—	1,953

Excluded shares as anti-dilutive when reporting a net loss	1,313	1,164

8. SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2018
RSUs outstanding as of:	December 31, 2017	4,285,290
RSUs awarded		28,700
RSUs released		(946,187)
RSUs forfeited		(186,485)

RSUs outstanding as of:	March 31, 2018	3,181,318	$—	1.4	$30,223,813

RSUs vested and expected to vest as of:	March 31, 2018	3,181,318	$—	1.3	$30,223,813

RSUs exercisable (vested and deferred) as of:	March 31, 2018	48,880	$—	—	$464,360

Weighted average remaining recognition period in years		2.0

Unamortized compensation expense		$28,135,832

RSUs With Service and Market Conditions

The Company issued RSUs with service and market conditions that are included in the table above. These shares vest if: (i) the Company’s stock achieves certain shareholder performance targets over a defined measurement period; and (ii) the employee fulfills a minimum service period. The compensation expense is recognized even if the market conditions are not satisfied and are only reversed in the event the service period is not met, as all of the conditions need to be satisfied. These RSUs are amortized over the longest of the explicit, implicit or derived service periods, which range from approximately one to three years.

The following table presents the changes in outstanding RSUs with market conditions:

	Three Months Ended March 31,	Year Ended December 31,
	2018	2017
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	650	630
Number of RSUs granted	—	70
Number of RSUs forfeited	(110)	—
Number of RSUs vested	—	(50)

End of period balance	540	650

Weighted average fair value of RSUs granted with market conditions	$—	$9.81

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

The specific assumptions used for these valuations are as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Expected Volatility Term Structure (1)	—	54%
Risk-Free Interest Rate (2)	—	1.8%
Annual Dividend Payment Per Share (Constant) (3)	$—	$3.3%

(1)	Expected Volatility Term Structure - The Company estimated the volatility term structure using: (i) the historical volatility of its stock; and (ii) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) - The Company assumed the historical dividend yield in effect at the date of the grant.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2018	2017
	(amounts in thousands)
Intrinsic value of options exercised	$101	$50

Tax benefit from options exercised (1)	$27	$20

Cash received from exercise price of options exercised	$13	$5

(1)	Amounts exclude any impact from valuation allowances.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31, 2018
Options outstanding as of:	December 31, 2017	883,347	$8.38
Options granted		—	—
Options exercised		(10,000)	1.34
Options forfeited		—	—
Options expired		(11,500)	11.72

Options outstanding as of:	March 31, 2018	861,847	$8.42	2.0	$2,408,821

Options vested and expected to vest as of:	March 31, 2018	861,847	$8.42	2.0	$2,408,821

Options vested and exercisable as of:	March 31, 2018	861,847	$8.42	2.0	$2,408,821

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding March 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number of Options Exercisable March 31,	Weighted Average Exercise
From	To	2018	Life	Price	2018	Price
$1.34	$1.34	290,437	0.9	$1.34	290,437	$1.34
$2.02	$13.98	571,410	2.6	$12.02	571,410	$12.02

$1.34	$13.98	861,847	2.0	$8.42	861,847	$8.42

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Station operating expenses	$1,958	$204
Corporate general and administrative expenses	1,955	1,389

Stock-based compensation expense included in operating expenses	3,913	1,593
Income tax benefit (1)	816	508

After-tax stock-based compensation expense	$3,097	$1,085

(1)	Amounts exclude impact from any valuation allowances.

9. INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2018

The effective income tax rate was 19.8% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Tax Rate For The Three Months Ended March 31, 2017

The effective income tax rate was 55.6%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as most of these costs are not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, the Company recorded a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded. Refer to Note 1, Basis of Presentation and Significant Policies, for additional information.

Net Deferred Tax Assets And Liabilities

As of March 31, 2018, and December 31, 2017, net deferred tax liabilities were $604.5 million and $609.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

The Company has calculated the accounting for the tax effects of enactment of TCJA as written, and made a reasonable estimate of the effects of the existing deferred tax balances. The Company is continuing to analyze certain aspects of the new legislation and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, the Company’s estimates may also be affected as further legislative guidance is published, including those related to the deductibility of purchased assets, state tax treatment, and amounts related to employee compensation.

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

	Fair Value Measurements At Reporting Date
Description	Balance at March 31, 2018	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$40,170	$24,791	$—	$—	$15,379

Description	Balance at December 31, 2017	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$40,995	$23,751	$—	$—	$17,244

(1)	The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options.
(2)	The fair value of underlying investments in collective trust funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by outstanding units. In accordance with appropriate accounting guidance, these investments have not been classified in the fair value hierarchy.

Fair Value of Financial Instruments Subject to Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31,		December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$1,326,675	$1,334,967	$1,330,000	$1,336,650

Revolver (2)	$125,000	$125,000	$143,000	$143,000

Senior Notes (3)	$400,000	$407,500	$400,000	$422,876

Other debt (4)	$955		$70

Letters of credit (4)	$4,176		$1,856

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)	The Company’s determination of the fair value of the Term B-1 Loans was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)	The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)	The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)	The Company does not believe it is practicable to estimate the fair value of the other debt or the outstanding standby letters of credit.

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

Since its initial date of investment, the Company has not identified any events or changes in circumstances which would require the Company to estimate the fair value of its cost-method investments. Additionally, there have been no returns of capital or changes resulting from observable price changes in orderly transactions. As a result, the cost-method investments continue to be presented at their original cost basis on the consolidated balance sheets.

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2017, other than as described below.

During the first quarter of 2018, the Company purchased a minority ownership interest in Drive Time Metrics, Inc. (“Drive Time”), a provider of an analytics software for the automotive industry for $1.3 million.

The following table presents the Company’s cost-method investments:

	Cost-Method Investments
	Carrying Amount
	March 31,	December 31,
	2018	2017
	(amounts in thousands)
Investment balance before cumulative other than temporary impairment as of January 1,	$9,955	$255
Accumulated other than temporary impairment as of January 1,	—	—

Investment beginning balance after cumulative other than temporary impairment as of January 1,	9,955	255
Acquisition of interest in a privately held company	1,250	9,700

Ending period balance	$11,205	$9,955

11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On November 17, 2017, in order to facilitate the Merger, the Company assigned assets to a trust and the trust subsequently entered into two separate LMAs with Bonneville which became effective upon the closing of the Merger. Under the terms of the LMAs, Bonneville began operating four stations in Sacramento, California and four stations in San Francisco, California. The LMAs will terminate upon the earlier of: (i) one year after the Merger date; or (ii) consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by the Company, as a condition to complete the Merger. Of the eight radio stations currently operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight radio stations met the criteria to be classified as held for sale. The five CBS Radio stations met the criteria to be classified within discontinued operations at March 31, 2018. This transaction is expected to close within one year.

As of December 31, 2017, the Company entered into an agreement to dispose of a parcel of land along with the land improvements in Chicago, Illinois for $46.0 million and classified these assets as held for sale. This transaction is expected to close within one year.

As of December 31, 2017, the Company entered into an agreement to dispose of buildings in Washington, D.C., with a carrying value of $0.4 million. During the first quarter of 2018, the Company closed on this sale, which resulted in no gain or loss to the Company.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying value of these assets was less than the fair value by utilizing offers from third parties for a bundle of assets. This is considered a Level 3 measurement.

The major categories of these assets held for sale, which includes the assets of the discontinued operations, are as follows:

	Assets Held for Sale
	March 31, 2018			December 31, 2017
			Other			Other
		Bonneville	Assets Held		Bonneville	Assets Held
	Total	LMA	for Sale	Total	LMA	for Sale
	(amounts in thousands)
Land and land improvements	$47,110	$1,110	$46,000	$47,110	$1,110	$46,000
Building	1,520	1,520	—	1,970	1,520	450
Leasehold improvements	88	88	—	88	88	—
Equipment	2,618	2,618	—	2,618	2,618	—

Net property and equipment	51,336	5,336	46,000	51,786	5,336	46,450

Net radio broadcasting licenses	136,014	136,014	—	136,014	136,014	—

Other intangibles	1,947	1,947	—	1,947	1,947	—
Goodwill	22,573	22,573	—	22,573	22,573	—

Total intangibles	160,534	160,534	—	160,534	160,534	—

Net assets held for sale	$211,870	$165,870	$46,000	$212,320	$165,870	$46,450

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which will never be a part of the Company’s continuing operations as these radio stations have been disposed or are expected to be disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, for additional information on the Bonneville Transaction.

The Company did not have any discontinued operations for the three months ended March 31, 2017. The following table presents the results of operations of the discontinued operations for the three months ended March 31, 2018:

Three Months Ended
March 31,
2018
(amounts in thousands)
Net time brokerage agreement income	415

Income before income taxes	415
Income taxes	87

Income from discontinued operations, net of income taxes	$328

12. SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	March 31,	December 31,
	Location	2018	2017
		(amounts in thousands)
Short-term	Other current liabilities	$604	$830
Long-term	Other long-term liabilities	1,215	1,331

Total		$1,819	$2,161

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

Pursuant to the CBS Radio Merger Agreement, the Company agreed not to issue or authorize any shares of its capital stock until the earlier of the termination of the CBS Radio Merger Agreement or the consummation of the Merger. As a result, the Company effectively suspended the ESPP during the second quarter of 2017. There were no shares purchased and the Company did not recognize any non-cash compensation expense in connection with the ESPP during the second, third or fourth quarters of 2017.    As the Merger closed in the fourth quarter of 2017, the Company resumed the ESPP in the first quarter of 2018.

	Three Months Ended
	March 31,
	2018	2017
	(amounts in thousands)
Number of shares purchased	39	15

Non-cash compensation expense recognized	$57	$32

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

During the three months ended March 31, 2018, the Company repurchased 1.8 million shares of Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million.

13. CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 16, 2018, except as described below.

Other

In February 2018, the Company entered into an Asset Purchase Agreement to purchase two radio stations in St. Louis, Missouri from Emmis Communications for $15.0 million in cash. With this acquisition, the Company will increase its presence in St. Louis, Missouri, to six radio stations. On March 1, 2018, the Company commenced operations under a TBA. The Company completed this transaction on April 30, 2018.

The Company has a relationship with United States Traffic Network (“USTN”), a vendor that provides short duration advertising network services (e.g., sponsored traffic reports) and guaranteed revenue to the Company. USTN’s former corporate parent, Global Traffic Network (“GTN”), indicated that USTN is in financial distress and that GTN has ceased operations in the United States. In February 2018, the Company sent a protective notice to cancel its CBS Radio USTN contract effective in late March 2018. On March 14, 2018, GTN announced that it sold 100% of its ownership interest in USTN to an entity controlled by the president of USTN. On April 27, 2018, the Company executed a series of agreements with USTN which replaced outstanding accounts receivable from USTN with a senior secured note and an equity interest in USTN. The Company has not recognized revenue from USTN since the Merger, as the Company has determined that the revenue is not collectable at this time, which negatively impacted net revenues by approximately $12.0 million in the three months ended March 31, 2018. This position, however, could change in future quarters as circumstances change.

14. SUBSEQUENT EVENTS

Events occurring after March 31, 2018, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017:

Merger with CBS Radio

In connection with the Merger with CBS Radio, which closed on November 17, 2017, we acquired multiple radio stations, net of certain dispositions and acquisitions of radio stations through exchanges with third parties, which significantly increased in 2018 our net revenues, station operating expenses, depreciation and amortization expenses and interest expense.

Integration Costs And Restructuring Charges Incurred Related To The Merger

Integration Costs incurred as a result of the Merger, including transition services, consulting services and professional fees of $9.7 million, were expensed as incurred during the first quarter of 2018 and are included in integration costs. Restructuring charges incurred as a result of the Merger, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $1.5 million, were expensed as incurred during the first quarter of 2018 and are included in restructuring charges.

Merger And Acquisition Costs Incurred Under The CBS Radio Merger Agreement

During the first quarter of 2018 and 2017, transaction costs relating to the Merger were $1.4 million and $10.3 million, respectively. These costs were expensed as incurred and are non-recurring in nature.

Disposal Of FCC Broadcasting License Related To The Merger

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature.

Debt Refinancing Lowered Our Interest Expense

In connection with the Merger, which closed on November 17, 2017, we refinanced our then-outstanding credit facility and redeemed our perpetual cumulative convertible preferred stock. Our outstanding indebtedness upon which interest is computed increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

Three Months Ended March 31, 2018 As Compared To The Three Months Ended March 31, 2017

	THREE MONTHS ENDED MARCH 31,
	2018	2017	% Change
	(dollars in millions)
NET REVENUES	$300.6	$99.0	204%

OPERATING EXPENSE:
Station operating expenses	255.7	77.1	232%
Depreciation and amortization expense	8.5	2.6	227%
Corporate general and administrative expenses	18.7	10.6	76%
Integration costs	9.7	—	100%
Restructuring charges	1.5	—	100%
Merger and acquisition costs	1.4	10.3	(86%)
Other operating (income) expenses	(0.6)	13.4	(104%)

Total operating expense	294.9	114.0	159%

OPERATING INCOME (LOSS)	5.7	(15.0)	138%

NET INTEREST EXPENSE	23.4	6.0	290%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(17.7)	(21.0)	16%
INCOME TAXES (BENEFIT)	(3.5)	(11.7)	70%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(14.2)	(9.3)	(53%)

Preferred stock dividend	—	(0.6)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(14.2)	(9.9)	(43%)
Income from discontinued operations, net of income taxes (benefit)	0.3	—	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(13.9)	$(9.9)	(40%)

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 204% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were down in the low single digits for the three months ended March 31, 2018.

Net revenues were negatively impacted in the first quarter of 2018 by weak advertising demand and the non-recognition of approximately $12.0 million of net revenues from one of our vendors, United States Traffic Network (“USTN”), a company that provides short duration advertising services (e.g., sponsored traffic reports). We have not recognized revenue from USTN since the Merger as we have determined that the revenue is not collectable at this time. This position, however, could change in future quarters as circumstances change.

Excluding new markets and overlap markets, net revenues increased the most for our stations located in the Greensboro and New Orleans markets.

Excluding new markets and overlap markets, net revenues decreased the most for our stations located in the Denver and Norfolk markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses from the new stations together with our existing stations contributed to the reported 232% increase over the three months ended March 31, 2017, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $2.0 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily due to the acquisition of assets included in the Merger and an increase in capital expenditures. The increase in capital expenditures was primarily due to the consolidation and relocation of several studio facilities in larger markets together with an increase in our size.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in compensation expense of $4.7 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; (ii) an increase in legal expenses of $1.0 million due to the increased level of professional services required of a larger company after the Merger; and (iii) an increase in non-cash compensation expense of $0.6 million due to the significant increase in the amount of RSUs outstanding after the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $2.0 million and $1.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Integration costs

Integration costs were incurred in 2018 as a result of the Merger. These costs primarily consist of ongoing costs related to effectively combining and incorporating CBS Radio into our operations.

Restructuring Charges

We incurred restructuring charges in 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges, the abandonment of excess studio space in certain markets, costs to exit duplicative contracts and other charges.

Merger and Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other operating (income) expenses

Other operating expenses decreased primarily as a result of incurring a $13.5 million loss during the three months ended March 31, 2017, from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This transaction is nonrecurring in nature.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expense of $23.1 million as described above; (ii) a decrease in net loss on sale or disposal of assets of $13.5 million as described above; and (iii) a decrease in merger and acquisition costs of $8.9 million as described above.

These increases were partially offset by: (i) an increase in integration costs of $9.7 million as described above; (ii) an increase in corporate, general and administrative expenses of $8.1 million as described above; (iii) an increase in depreciation and amortization expense of $5.9 million as described above; and (iv) an increase in restructuring charges of $1.5 million as described above.

Interest Expense

In connection with the Merger, we assumed CBS Radio’s indebtedness on November 17, 2017. We incurred an additional $17.4 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The generation of a loss before income taxes was largely attributable to the increase in interest expense and the integration costs incurred as a result of the Merger.

Income Taxes (Benefit)

Tax Rate For The Three Months Ended March 31, 2018

The effective income tax rate was 19.8% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

We estimate that our 2018 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 30%.

Tax Rate For The Three Months Ended March 31, 2017

The effective income tax rate was 55.6%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs as a result of the Merger, as most of these costs were not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

Net Deferred Tax Liabilities

As of March 31, 2018, and December 31, 2017, our net deferred tax liabilities were $604.5 million and $609.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income (Loss) Available To The Company

The change in net income available to the Company was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Liquidity And Capital Resources

Refinancing – Entercom Indebtedness

Prior to the closing of the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under the Credit Facility among CBS Radio, the guarantors named therein, and JPMorgan Chase Bank, N.A., as administrative agent.

On March 3, 2017, CBS Radio entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount of $500 million. The Term B-1 Tranche, which replaced the commitment under the CBS Radio Financing is governed by the Credit Facility and will mature on November 17, 2024.

On the closing date of the Merger, the proceeds of the Term B-1 Tranche, together with other funds were used to: (i) refinance our $540 million credit agreement (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan”) with $458.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $17.5 million outstanding at the date of the refinancing; (ii) redeem our $27.5 million of Preferred; and (iii) pay fees and expenses in connection with the refinancing.

Amendment and Repricing – CBS Radio Indebtedness

In connection with the Merger, we assumed CBS Radio’s indebtedness outstanding under the Credit Facility and the Senior Notes (described below). Immediately prior to the Merger and the refinancing described above, the Credit Facility was comprised of a term B loan and a revolving credit facility. On the closing date of the Merger, the Credit Facility was amended to change certain terms and to lower the borrowing costs. In addition, the Term B Loan was converted into the Term B-1 Loan of the Credit Facility.

Liquidity

Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of a $250.0 million Revolver and a $1,330.0 million Term B-1 Loan.

As of March 31, 2018, we had $1,326.7 million outstanding under the Term B-1 Loan and $125.0 million outstanding under the Revolver. In addition, we had $4.2 million in outstanding letters of credit and $120.8 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net Secured Leverage Ratio, as defined in the agreement. As of March 31, 2018, we had $34.8 million in cash and cash equivalents. For the three months ended March 31, 2018, we decreased our outstanding debt by $21.3 million.

The Credit Facility

The Credit Facility is comprised of the Revolver and the Term B-1 Loan.

The $250.0 million Revolver has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease based upon our Consolidated Net Secured Leverage Ratio as defined in the agreement.

The $1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on our Consolidated Net Secured Leverage Ratio. The first Excess Cash Flow payment will be due in the first quarter of 2019 and then each subsequent year, and is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.

As of March 31, 2018, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand, cash from the Revolver, and cash from operating activities, will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

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

The Former Credit Facility

On November 1, 2016, we and our wholly owned subsidiary Entercom Radio, LLC (“Radio”), entered into the Former Credit Facility with a syndicate of lenders for a $540 million Former Credit Facility, which was initially comprised of: (i) the $60 million Former Revolver that was set to mature on November 1, 2021; and (ii) the $480 million Former Term B Loan that was set to mature on November 1, 2023.

The Former Term B Loan amortized with: (i) equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Former Term B Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio.

The Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on October 17, 2024 in the amount of $400.0 million (the “Senior Notes”). The Senior Notes, which were originally issued by CBS Radio on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes may be redeemed at any time on or after November 1, 2019 at a redemption price of 105.438% of their principal amount plus accrued interest. The redemption price decreases over time to 100% of their principal amount plus accrued interest.

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

The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

The Former Senior Notes

In 2016, we issued a call notice to redeem our $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility. As a result of the full redemption of the Former Senior Notes with replacement indebtedness at a lower interest rate, the net interest expense incurred in the first quarter of 2017 did not include the amortization of original issue discount (premium) of the former senior notes.

In addition to the parent, Entercom Communications Corp., all of our existing subsidiaries (other than Radio, which is a finance subsidiary and was the issuer of the Former Senior Notes), jointly and severally guaranteed the Senior Notes.

Perpetual Cumulative Convertible Preferred Stock

On July 16, 2015, we acquired under a Stock Purchase Agreement with The Lincoln National Life Insurance Company the stock of one of its subsidiaries, Lincoln Financial Media Company (“Lincoln”) which held through subsidiaries the assets and liabilities of radio stations serving the Atlanta, Denver, Miami, and San Diego markets (the “Lincoln Acquisition”).

In connection with the Lincoln Acquisition, we issued $27.5 million of perpetual cumulative convertible preferred stock (“Preferred”) that in the event of a liquidation, ranked senior to liquidation payments to our common shareholders. We incurred issuance costs, which were recorded as a reduction of the Preferred.

The Preferred was convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we could redeem the Preferred in cash at a price of 100%. The initial dividend rate on the Preferred was 6% and increased over time to 12%.

As discussed above, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem the Preferred. As a result of this redemption, we removed the net carrying value of the Preferred from our books and did not pay dividends on our Preferred during the three months ended March 31, 2018.

Operating Activities

Net cash flows provided by operating activities were $65.9 million and $5.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The cash flows from operating activities increased primarily due to a $61.6 million decrease in net investment in working capital for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the timing of our collection of accounts receivable, interest expense payments and other accrued expenses.

Investing Activities

Net cash flows used in investing activities were $7.8 million and $27.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

For the three months ended March 31, 2018, the cash flows used in investing activities primarily reflect: (i) the purchase of property and equipment of $5.4 million; (ii) cash paid to acquire amortizable intangible assets of $1.6 million; and (iii) $1.3 million of cash paid to acquire an interest in a privately held company.

For the three months ended March 31, 2017, the cash flows used in investing activities primarily reflect: (i) cash paid to complete the Beasley Acquisition of $24.0 million; and (ii) the purchase of property and equipment of $2.4 million. The decrease in the cash flows used in investing activities is primarily attributable to the change in these activities between periods.

Financing Activities

Net cash flows used in financing activities were $57.5 million and $20.8 million for the three months ended March 31, 2018, and March 31, 2017, respectively.

For the three months ended March 31, 2018, the cash flows used in financing activities primarily reflect: (i) the payments of long term debt of $21.3 million; (ii) the payment for repurchases of common stock of $20.0 million; and (iii) the payment of dividends on common stock of $12.4 million.

For the three months ended March 31, 2017, the cash flows used in financing activities primarily reflect the reduction of our net borrowings by $15.0 million and the payment of common stock dividends of $2.9 million. The increase in the cash flows used in financing activities is primarily attributable to the change in these activities between periods.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. We estimate quarterly dividend payments to approximate $12.4 million per quarter (without considering any further reduction in shares from our stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Senior Notes.

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter.

In addition to the quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017. This special one-time cash dividend approximated $7.8 million.

As discussed above, we retired our Preferred in full on November 17, 2017. As a result, we did not pay quarterly dividends on our Preferred in the three months ended March 31, 2018.

Share Repurchase Program

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

During the three months ended March 31, 2018, we repurchased 1,833,200 shares of our Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million. As of March 31, 2018, $69.9 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes

During the three months ended March 31, 2018, we paid $0.1 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of the Company’s net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“IRC”) Section 382. Therefore, the Company expects to make federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2018 were $7.0 million. We anticipate that total capital expenditures in 2018 will be between $25 million and $30 million. In addition, we anticipate an incremental amount of one-time capital expenditures of approximately $25 million for software and other technological capabilities related to the Merger that will allow us to operate more efficiently. Also, capital expenditures are anticipated to be significantly higher in 2018 due to the expected relocation, consolidation and improvement of studio facilities in several of our larger markets. These expenditures will be funded partially through approximately $46 million in cash we expect to receive from the sale of a parcel of land in Chicago, cash we may receive from the sale of existing owned studio facilities and cash available from landlords for tenant improvement allowances.

Contractual Obligations

As of March 31, 2018, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2018. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017, and filed with the SEC on March 16, 2018, other than as described below.

Changes in Accounting Policies – Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. The Company adopted the amended accounting guidance for revenue recognition on January 1, 2018 using the modified retrospective transition method. As a result, the Company has changed its accounting policy for revenue recognition. Refer to Note 3, Revenue, included elsewhere in this report for additional information. Except for this change, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B-1 Loan and Revolver).

As of March 31, 2018, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $13.3 million on an annual basis as our Term B-1 Loan provides for a minimum LIBOR floor; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2018.

Assuming LIBOR remains flat, interest expense in 2018 versus 2017 is expected to be higher due to: (i) the significant increase in our average outstanding indebtedness upon which interest is computed; and (ii) the addition of the fixed rate Senior Notes. The addition of the Senior Notes alone will result in an annual increase to interest expense of $29.0 million in 2018. We anticipate reducing our outstanding indebtedness upon which interest is computed, however, such reductions will not be sufficient to offset the overall increases in outstanding indebtedness. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments. As of March 31, 2018, there were no interest rate hedging transactions outstanding.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2018, we did not have any investments in money market instruments.

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

Changes In Internal Control Over Financial Reporting

On November 17, 2017, we completed the Merger with CBS Radio as described elsewhere in this report. The completion of this Merger had a material impact on our financial position, results of operations and cash flows from the date of acquisition through March 31, 2018. The Merger also resulted in significant changes to our internal control environment over financial reporting. We are in the process of integrating the systems of internal control over financial reporting and will report on our assessment of our internal controls over financial reporting for the combined entity in our next annual report.

We continue to integrate policies, processes, people, technology and operations relating to this Merger, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of CBS Radio, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

ITEM 1A. Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2018:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)(2)	Purchased	Per Share	Programs	Or Programs
January 1, 2018 - January 31, 2018	768,382	$11.14	686,100	$81,694,344
February 1, 2018 - February 28, 2018	1,280,841	$10.28	1,035,200	$71,059,938
March 1, 2018 - March 31, 2018	112,173	$9.95	111,900	$69,946,034

Total	2,161,396		1,833,200

(1)	We withheld shares upon the vesting of restricted stock units (“RSUs”) in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 82,282 shares at an average price of $11.32 in January 2018; (ii) 245,651 shares at an average price of $10.30 in February 2018; and (iii) 273 shares at an average price of $9.97 in March 2018. These shares are included in the table above.
(2)	On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we purchased: (i) 686,100 shares at an average price of $11.12 in January 2018; (ii) 1,035,200 shares at an average price of $10.27 in February 2018; and (iii) 111,900 shares at an average price of $9.95 in March 2018. These shares are included in the table above.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit
Number	Description

3.1 #	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381))

3.2 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.7 #	Amendment No 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.8 #	Amendment No 2 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 17, 2017)

4.1 #	Indenture for Senior Notes, dated as of October 17, 2016, by and among CBS Radio, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #	Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #	Supplemental Indenture, dated December 8, 2017, by and between CBS Radio Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2*	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 ^	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ^	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
#	Incorporated by reference.
^	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: May 9, 2018	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 9, 2018	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)