Form 10-Q
period 2018-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2018-08-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Class A common stock, $0.01 par value – 138,472,787 Shares Outstanding as of July 27, 2018

(Class A Shares Outstanding include 3,780,600 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of July 27, 2018.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS:
Cash	$39,926	$34,167
Accounts receivable, net of allowance for doubtful accounts	303,161	341,989
Prepaid expenses, deposits and other	42,074	24,347

Total current assets	385,161	400,503
Investments	11,205	9,955
Net property and equipment	324,669	346,507
Radio broadcasting licenses	2,662,042	2,649,959
Goodwill	857,931	862,000
Assets held for sale	209,828	212,320
Deferred charges and other assets, net of accumulated amortization	55,594	57,957

TOTAL ASSETS	$4,506,430	$4,539,201

LIABILITIES:
Accounts payable	$2,057	$598
Accrued expenses	62,755	76,565
Other current liabilities	102,480	107,561
Long-term debt, current portion	13,319	13,319

Total current liabilities	180,611	198,043

Long-term debt, net of current portion	1,915,414	1,859,442
Deferred tax liabilities	604,785	609,789
Other long-term liabilities	94,134	107,567

Total long-term liabilities	2,614,333	2,576,798

Total liabilities	2,794,944	2,774,841

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	1,425	1,437
Additional paid-in capital	1,695,707	1,737,132
Retained earnings	14,354	25,791

Total shareholders’ equity	1,711,486	1,764,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,506,430	$4,539,201

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2018	2017	2018	2017
NET REVENUES	$372,124	$124,970	$672,684	$223,971

OPERATING EXPENSE:
Station operating expenses	275,839	91,004	531,563	168,170
Depreciation and amortization expense	10,666	2,517	19,137	5,164
Corporate general and administrative expenses	19,032	8,876	37,701	19,441
Integration costs	9,494	—	19,223	—
Restructuring charges	686	—	2,167	—
Impairment loss	28,988	441	28,988	441
Merger and acquisition costs	687	5,829	2,071	16,100
Net time brokerage agreement (income) fees	(666)	—	(1,092)	34
Net (gain) loss on sale or disposal of assets	(154)	(76)	(315)	13,258

Total operating expense	344,572	108,591	639,443	222,608

OPERATING INCOME (LOSS)	27,552	16,379	33,241	1,363

NET INTEREST EXPENSE	25,706	6,133	49,110	12,110

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	1,846	10,246	(15,869)	(10,747)
INCOME TAXES (BENEFIT)	249	3,832	(3,260)	(7,830)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	1,597	6,414	(12,609)	(2,917)
Preferred stock dividend	—	(550)	—	(1,100)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	1,597	5,864	(12,609)	(4,017)
Income from discontinued operations, net of income taxes (benefit)	844	—	1,172	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,441	$5,864	$(11,437)	$(4,017)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.01	$0.15	$(0.09)	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	$0.01	$—	$0.01	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.02	$0.15	$(0.08)	$(0.10)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.01	$0.15	$(0.09)	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$0.01	$—	$0.01	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.02	$0.15	$(0.08)	$(0.10)

DIVIDENDS DECLARED AND PAID PER COMMON	$0.09	$0.075	$0.18	$0.15

WEIGHTED AVERAGE SHARES:
Basic	138,638,554	38,944,620	138,961,728	38,935,161

Diluted	139,263,363	39,655,599	138,961,728	38,935,161

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018 AND YEAR ENDED DECEMBER 31, 2017

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	9,567
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	8,250	—	—	—	42	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	1,737,132	$25,791	$1,764,360
Net income (loss) available to the Company	—	—	—	—	—	(11,437)	(11,437)
Compensation expense related to granting of stock awards	1,041,054	10	—	—	7,643	—	7,653
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	99,582	1	—	—	708	—	709
Exercise of stock options	48,500	—	—	—	65	—	65
Common stock repurchase	(1,833,200)	(18)	—	—	(19,361)	—	(19,379)
Purchase of vested employee restricted stock units	(504,471)	(5)	—	—	(5,167)	—	(5,172)
Payment of dividends on common stock	—	—	—	—	(25,782)	—	(25,782)
Dividend equivalents, net of forfeitures	—	—	—	—	469	—	469

Balance, June 30, 2018	138,527,246	$1,385	4,045,199	$40	$1,695,707	$14,354	$1,711,486

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(11,437)	$(2,917)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,137	5,164
Net amortization of deferred financing costs (net of original issue discount and debt premium)	159	1,166
Net deferred taxes (benefit) and other	(2,055)	(7,830)
Provision for bad debts	5,713	1,365
Net (gain) loss on sale or disposal of assets	(315)	13,258
Non-cash stock-based compensation expense	7,653	3,071
Deferred rent	2,477	(134)
Deferred compensation	972	1,595
Impairment loss	28,988	441
Accretion expense (income), net of asset retirement obligation adjustments	31	(237)

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	42,115	(1,673)
Prepaid expenses and deposits	(15,930)	(1,113)
Accounts payable and accrued liabilities	(20,981)	5,799
Accrued interest expense	(5,090)	(1,821)
Accrued liabilities - long-term	(16,143)	(1,033)
Prepaid expenses - long-term	89	(176)

Net cash provided by (used in) operating activities	35,383	14,925

INVESTING ACTIVITIES:
Additions to property and equipment	(17,023)	(6,745)
Proceeds from sale of property, equipment, intangibles and other assets	476	18
Purchases of radio stations	(15,000)	(24,000)
Additions to amortizable intangible assets	(1,963)	(299)
Purchases of investments	(1,250)	—
(Deconsolidation) consolidation of a VIE	—	(302)

Net cash provided by (used in) investing activities	(34,760)	(31,328)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	83,325	34,500
Payments of long-term debt	(27,997)	(47,008)
Proceeds from issuance of employee stock plan	709	182
Proceeds from the exercise of stock options	65	22
Purchase of vested employee restricted stock units	(5,172)	(2,503)
Payment of dividends on common stock	(24,916)	(5,837)
Payment of dividend equivalents on vested restricted stock units	(866)	(104)
Repurchase of common stock	(20,012)	—
Payment of dividends on preferred stock	—	(1,100)

Net cash provided by (used in) financing activities	5,136	(21,848)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,759	(38,251)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,167	46,843

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,926	$8,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,726	$13,254

Income taxes	$18,836	$177

Dividends on common stock	$24,916	$5,837

Dividends on preferred stock	$—	$1,100

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Upon obtaining all required approvals, the Merger closed on November 17, 2017. Based on this timing, the Company’s consolidated financial statements for the three and six months ended June 30, 2018 reflect the results of radio stations acquired in the Merger, whereas the Company’s consolidated financial statements for the three and six months ended June 30, 2017 do not.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 16, 2018, other than as described below.

Changes in Operating Segment

Following the Company’s Merger with CBS Radio in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 radio markets. In connection with the Merger, management further considered its operating segment and reportable segment conclusions.

Management considered factors including, but not limited to: (i) the favorable impact of the significant synergies generated through more centralized operating activities; and (ii) how the value of the portfolio of radio markets is greater than the sum of the value of the individual radio markets in that portfolio. These factors impacted how the Chief Operating Decision Maker (“CODM”) evaluates the results of a significantly larger company and how operating decisions are made, which are now performed at the Company level.

This approach is consistent with how operating and capital investment decisions are made as needed, at the Company level, irrespective of any given market’s size or location. Furthermore, technological enhancements and systems integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Management also considered its organizational structure in assessing its operating segments and reportable segments. Managers at the market level are often responsible for the operational oversight of multiple markets, the assignment of which is neither dependent upon geographical region nor size. Managers at the market level do not report to the CODM and instead report to other senior management, who is responsible for the operational oversight of all 48 radio markets and for communicating results to the CODM.

After consideration of the above, the Company changed its operating segment conclusions. The Company now has one operating segment and continues to have one reportable segment.

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

With respect to the Company’s relationship with United States Traffic Network (“USTN”), during the six months ended June 30, 2018, cash collections of approximately $3.2 million have been deferred under the amended accounting guidance. This amount would have been recognized as revenue under the former accounting guidance. Refer to Note 13, Contingencies And Commitments, for additional information.

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

Definition of a Business

In January 2017, the accounting guidance was amended to modify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance was effective for the Company as of January 1, 2018, under a prospective application method. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of radio stations that do not meet the definition of a business under the amended guidance.

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

In July 2018, the accounting guidance was further modified to provide for an additional transition method which allows entities to: (i) apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption; (ii) continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP; and (iii) provide the required disclosures under current GAAP for all periods presented under current GAAP. The Company plans to adopt the amended accounting guidance using this transition method which facilitates comparative reporting upon adoption.

This guidance is effective for the Company as of January 1, 2019, and must be implemented using a modified retrospective approach, with certain practical expedients available. The Company plans to adopt this new accounting guidance effective January 1, 2019 and intends to elect the available practical expedients upon adoption.

The Company’s implementation of the amended accounting guidance depends upon system readiness, including software and completion of analysis of the Company’s lease portfolio. The Company believes it is on schedule to implement the amended accounting guidance.

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

2018 Emmis Acquisition

On April 30, 2018, the Company completed a transaction to acquire two radio stations in St. Louis, Missouri from Emmis Communications Corporation (“Emmis”) for a purchase price of $15.0 million in cash (the “Emmis Acquisition”). The Company borrowed under its revolving credit facility (the “Revolver”) to fund the acquisition. With this acquisition, the Company will increase its presence in St. Louis, Missouri, to five radio stations.

On March 1, 2018, the Company entered into an asset purchase agreement and a time brokerage agreement (“TBA”) with Emmis to operate two radio stations. During the period of the TBA, the Company included in net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the assets acquired was reported as goodwill.

The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets pending finalization include intangible assets. Differences between the preliminary and final valuation could be substantially different from the initial estimates.

		Useful Lives in Years
Description	April 30, 2018	From	To
	(amounts in thousands)
Assets
Equipment	$1,558	3	7

Total tangible property	1,558

Advertiser relationships	207	5	15
Advertising contracts	114	1	1
Radio broadcasting licenses	12,785	non-amortizing
Goodwill	332	non-amortizing
Other noncurrent assets	4	2	2

Total intangible and other assets	13,442

Total assets	$15,000

Preliminary fair value of assets acquired	$15,000

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

The Company issued 101,407,494 shares of its Class A common Stock to the former holders of CBS Radio common stock. At the time of the Merger, each outstanding restricted stock unit (“RSU”) and stock option with respect to CBS Class B common stock held by employees of CBS Radio was canceled and converted into equity awards for the Company’s Class A common stock. The conversion was based on the ratio of the volume-weighted average per share closing prices of CBS stock on the five trading days prior to the date of acquisition and the Company’s stock on the five trading days following the date of acquisition. Entercom Communications Corp. is considered to be the acquiring company for accounting purposes.

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

Description	Preliminary Value as of acquisition date (as previously reported as of December 31, 2017)	Measurement period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Accounts receivable	$241,548	$—	$241,548
Prepaid sports rights and favorable sports contracts	4,160	—	4,160
Prepaid expenses, deposits and other	20,625	476	21,101
Other current assets	7,350	1,741	9,091

Total current assets	273,683	2,217	275,900

Land	112,880	—	112,880
Land improvements	3,988	(2,640)	1,348
Leasehold improvements	26,255	9,774	36,029
Buildings	19,246	(5,206)	14,040
Furniture and fixtures	10,929	(6,849)	4,080
Equipment and towers	76,486	4,921	81,407
Construction in process	14,598	—	14,598

Total tangible property	264,382	—	264,382

Advertiser relationships	27,453	—	27,453
Radio broadcasting licenses	1,880,400	—	1,880,400
Goodwill	820,961	(4,401)	816,560
Assets held for sale	255,650	—	255,650
Favorable leases	16,580	—	16,580
Other noncurrent assets	1,050	1,926	2,976

Total intangible and other assets	3,002,094	(2,475)	2,999,619

Total assets	$3,540,159	$(258)	$3,539,901

Liabilities
Accounts payable	$36,137	$421	$36,558
Accrued expenses	35,154	344	35,498
Accrued salaries and benefits	26,324	—	26,324
Current portion of long-term debt	10,600	—	10,600
Unfavorable sports liability - current portion	4,803	—	4,803
Accrued interest	4,529	—	4,529
Unearned revenues - current portion	14,971	—	14,971

Total current liabilities	132,518	765	133,283

Unearned revenues - non-current portion	13,859	—	13,859
Unfavorable lease liability	12,770	—	12,770
Unfavorable sports liability - non-current portion	22,597	—	22,597
Non-current portion of long-term debt	1,376,900	—	1,376,900
Deferred tax liability	780,832	(2,949)	777,883
Other long-term liabilities	31,835	1,926	33,761

Total liabilities	$2,371,311	$(258)	$2,371,053

Preliminary fair value of net assets acquired	$1,168,848	$—	$1,168,848

The aggregate fair value purchase price allocation of the assets and liabilities acquired in the CBS Radio Merger as reported on the Company’s Form 10-K filed with the SEC on March 16, 2018, were revised during the six months ended June 30, 2018 due to: (i) a change to the deferred tax liabilities associated with certain stations acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.9 million; (ii) a change to other current assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $1.7 million; (iii) a change to prepaid assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $0.5 million;

(iv) a change to accrued expenses acquired in the CBS Radio Merger which resulted in a increase to goodwill of $0.3 million; (v) the recording of current and noncurrent lease abandonment liabilities and a corresponding receivable for reimbursement from CBS Corporation; and (vi) reclassification between the categories of acquired tangible property.

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

2017 Local Marketing Agreement: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two LMAs with Bonneville. The LMAs, which were effective upon the closing of the Merger, allow Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations to be operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale at June 30, 2018. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. Refer to Note 11, Assets Held for Sale and Discontinued Operations, for additional information.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the consolidated statements of operations.

The components of restructuring charges are as follows:

	Six Months Ended June 30,
	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$510	$—
Workforce reduction	928	—
Lease abandonment costs	257	—
Other restructuring costs	472	—

Total restructuring charges	$2,167	$—

	Three Months Ended June 30,
	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$349	$—
Workforce reduction	337	—

Total restructuring charges	$686	$—

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

The estimated amount of unpaid restructuring charges as of June 30, 2018 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$16,086	$650
Additions resulting from the integration of CBS Radio	2,167	15,005
Restructuring charges assumed from the Merger	—	1,095
Payments	(9,374)	(664)

Restructuring charges and lease abandonment costs unpaid and outstanding	8,879	16,086
Restructuring charges and lease abandonment costs - noncurrent portion	(1,647)	(4,413)

Restructuring charges and lease abandonment costs - current portion	$7,232	$11,673

Integration Costs

The Company incurred integration costs of $19.2 million and $9.5 million during the six months and three months ended June 30, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs.

Unaudited Pro Forma Summary Of Financial Information

The following pro forma information presents the consolidated results of operations as if: (i) the business combinations in 2018 had occurred as of January 1, 2017, after giving effect to certain adjustments, including: (a) depreciation and amortization of assets; (b) change in the effective tax rate; and (c) merger and acquisition costs; and (ii) the business combinations in 2017 had occurred as of January 1, 2016, after giving effect to certain adjustments, including: (a) depreciation and amortization of assets; (b) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (c) change in the effective tax rate; (d) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of January 1, 2016; and (e) merger and acquisition costs.

For purposes of this presentation, the pro forma data excludes stations divested to iHeart and Beasley in the iHeartMedia Transaction and the Beasley Transaction as these stations were exchanged for the radio stations acquired in the Chattanooga, Richmond and Boston markets.

For the eight radio stations operated by Bonneville under two LMAs, the results for the three and six months ended June 30, 2017 are reflected in income from continuing operations. For the three and six months ended June 30, 2018: (i) the results of three of these eight radio stations are reflected in income from continuing operations; and (ii) the results of five of these eight radio stations (which the Company never owned or operated) are reflected in income from discontinued operations. Refer to Note 11, Assets Held For Sale And Discontinued Operations, for additional discussion on the classification for certain of these radio stations within discontinued operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(amounts in thousands except share and per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$372,124	$426,728	$674,131	$768,622

Income (loss) from continuing operations	$2,090	$39,451	$(11,075)	$45,696

Income (loss) from discontinued operations	$844	$—	$1,172	$—

Net income (loss) available to the Company	$2,934	$39,451	$(9,903)	$45,696

Net income (loss) available to common shareholders	$2,934	$38,901	$(9,903)	$44,596

Income (loss) from continuing operations per common share - basic	$0.02	$0.28	$(0.08)	$0.33

Income (loss) from discontinued operations per common share - basic	$0.01	$—	$0.01	$—

Net income (loss) available to common shareholders per common share - basic	$0.02	$0.28	$(0.07)	$0.32

Income (loss) from continuing operations per common share - diluted	$0.02	$0.28	$(0.08)	$0.32

Income (loss) from discontinued operations per common share - diluted	$0.01	$—	$0.01	$—

Net income (loss) available to common shareholders per common share - diluted	$0.02	$0.28	$(0.07)	$0.32

Weighted shares outstanding basic	138,638,554	140,352,114	138,961,728	140,342,655

Weighted shares outstanding diluted	139,263,363	141,063,093	138,961,728	141,368,209

Conversion of preferred stock for dilutive purposes under the as if method	Not applicable	anti-dilutive	Not applicable	anti-dilutive

3.	REVENUE

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30,	December 31,
Description	2018	2017
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$303,161	$341,989
Contract assets	—	—
Unearned revenue - current	24,625	17,519
Unearned revenue - noncurrent	7,888	13,000

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

Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended June 30, 2018
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2018	$30,519

Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,537)
Additional amounts recognized during period	9,531

Ending balance	$32,513

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Six Months Ended
	June 30,
	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$685,843	$229,755
Event and other revenues	50,861	16,137
Trade and barter revenues	6,770	2,322
Agency commissions:	(70,790)	(24,243)

Net revenues	$672,684	$223,971

	Three Months Ended
	June 30,
	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$380,124	$126,441
Event and other revenues	28,252	10,716
Trade and barter revenues	3,272	1,244
Agency commissions:	(39,524)	(13,431)

Net revenues	$372,124	$124,970

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

The Company’s performance obligations are either satisfied at a point in time or are satisfied over a period of time. For performance obligations that are satisfied over time, revenue is recognized over time using an output measure on the basis of the amount the Company has a right to invoice. As the Company’s inputs are expended evenly throughout the performance period, the Company recognizes revenue on a straight-line basis over the life of a contract. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when an advertisement is aired and the customer has received the benefits of advertising.

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

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $7.9 million of revenue in excess of one year.

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

Net revenues from network barter programming have historically been recorded on a net basis. This treatment will continue to be the Company’s policy under the amended accounting guidance for revenue recognition. The adoption of the amended accounting guidance for revenue recognition had no impact on the Company’s consolidated statements of operations, balance sheets, statements of shareholders’ equity, or statements of cash flows for the six months ended June 30, 2018.

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

Subsequent to the Company’s annual impairment test conducted during the second quarter of 2018, the Company recorded a $0.7 million impairment charge related to a potential disposal of assets in one of its markets.

The following table presents the changes in broadcasting licenses.

	Broadcasting Licenses
	Carrying Amount
	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Beginning of period balance as of January 1,	$2,649,959	$823,195
Disposition of an FCC broadcasting license to facilitate the CBS Merger	—	(13,500)
Consolidation (deconsolidation) of a VIE - 2017 Charlotte Acquisition	—	(15,738)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	17,174
Acquisition of radio stations - CBS Radio Merger	—	1,880,400
Disposition of FCC broadcasting licenses - EMF Sale	—	(54,661)
Acquisition of a radio station - Beasley Transaction	—	35,944
Acquisition of radio stations - iHeartMedia Transaction	—	50,621
Disposition of radio stations - iHeartMedia Transaction	—	(7,462)
Assets held for sale - Bonneville Transaction	—	(66,014)
Acquisition of radio stations - Emmis Acquisition	12,785	—
Loss on impairment	(702)	—

Ending period balance	$2,662,042	$2,649,959

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$988,056	$158,333
Accumulated loss on impairment as of January 1,	(126,056)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	862,000	32,718
Loss on impairment during year	—	(441)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	43
Acquisition of radio stations - CBS Radio Merger	—	820,961
Disposition of goodwill - EMF sale	—	(266)
Acquisition of a radio station - Beasley Transaction	—	289
Acquisition of radio stations -iHeartMedia Transaction	—	11,700
Disposition of radio stations - iHeartMedia Transaction	—	(14)
Assets held for sale - Bonneville Transaction	—	(2,990)
Measurement period adjustments to acquired goodwill	(4,401)	—
Acquisition of radio stations - Emmis Acquisition	332	—

Ending period balance	$857,931	$862,000

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

All of the Company’s broadcasting licenses, including those broadcasting licenses acquired in the second quarter of 2018, were subject to the annual impairment test conducted in the second quarter of the current year.

Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the market share and profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.

The following table reflects the estimates and assumptions used in the second quarter of each year.

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2018	2017
Discount rate	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 37%	19% to 40%
Long-term revenue growth rate range of the Company’s markets	0.5% to 1.0%	1.0% to 2.0%

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

Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year.

The amended accounting guidance for accounting for goodwill impairment eliminated the second step of the goodwill impairment test, which reduced the cost and complexity of evaluating goodwill for impairment. The Company adopted this amended accounting guidance in the second quarter of 2017. Under the former accounting guidance, the second step of the impairment test required the Company to compute the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended guidance, if the carrying amount of goodwill of a reporting unit exceeds its fair value, the Company will consider the goodwill to be impaired.

In prior years, the Company determined that each individual radio market was a reporting unit and the Company assessed goodwill in each of the Company’s markets. Under the amended guidance, if the fair value of any reporting unit was less than the amount reflected on the balance sheet, the Company would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.

As a result of the change to a single operating segment, the Company reassessed its reporting unit determination. Following the Company’s Merger with CBS Radio in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 radio markets. Each market is a component one level beneath the single operating segment. Because each market is economically similar, all 48 markets have been aggregated into a single reporting unit for the goodwill impairment assessment.

In response to the realignment in the Company’s operating segments and reporting units, the Company considered whether the event represented a triggering event for interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the current year annual impairment testing described below, the Company made an evaluation, based on factors such as each reporting unit’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of the Company’s reporting units exceeded their carrying values at the time of the realignment.

Current Year Methodology

In connection with the Company’s current year annual impairment assessment, the Company used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting the Company’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance were historical performance and/or management’s estimates of future performance.

Prior Year Methodology

In connection with the Company’s prior year annual impairment assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative assessment for each reporting unit. These qualitative factors included, but were not limited to: (i) macroeconomic conditions; (ii) radio broadcasting industry considerations; (iii) financial performance of reporting units; (iv) Company-specific events; and (v) a sustained decrease in the Company’s share price. If the quantitative assessment was necessary, the Company determined the fair value of the goodwill allocated to each reporting unit.

To determine the fair value, the Company used a market approach and, when appropriate, an income approach in computing the fair value of each reporting unit. The market approach calculated the fair value of each market’s radio stations by analyzing recent sales and offering prices of similar properties expressed as a multiple of cash flow. The income approach utilized a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believes that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

The Assumptions And Results

The following table reflects the estimates and assumptions used in the second quarter of each year:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2018	2017
Discount rate	9.00%	9.25%
Long-term revenue growth rate range of the Company (or its markets)	1.0%	1.0% to 2.0%
Market multiple used in the market valuation approach	not applicable	7.5x to 8.0x

During the second quarter of the current year, the Company’s quantitative assessment indicated that the fair value of goodwill exceeded the carrying amount of goodwill allocated to the Company. Accordingly, the Company did not recognize an impairment charge during the second quarter of 2018.

During the second quarter of the prior year, the Company’s quantitative assessment indicated that the goodwill allocated to its Boston, Massachusetts market was impaired. The amount by which the carrying value exceeded the fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, the Company determined the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded an impairment loss during the second quarter of 2017 in the amount of $0.4 million.

All of the Company’s goodwill, including the goodwill acquired in the second quarter of 2018, was subject to the annual impairment test conducted in the second quarter of the current year.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

5.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Accrued compensation	$28,698	$36,105
Accounts receivable credits	5,100	1,876
Advertiser obligations	5,222	3,048
Accrued interest payable	7,194	12,285
Unearned revenue	24,625	17,519
Unfavorable lease liabilities	3,149	3,301
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	7,619	9,470
Non-income tax liabilities	7,267	8,196
Other	8,972	11,127

Total other current liabilities	$102,480	$107,561

6.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 17, 2017, in connection with the Merger, the Company refinanced its previously outstanding indebtedness and also assumed CBS Radio’s outstanding indebtedness. As a result of the refinancing activity and the Merger, the Company has a credit agreement (the “Credit Facility”) that is comprised of the Revolver and a term loan component (the “Term B-1 Loan”).

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $41.0 million as of June 30, 2018.

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

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at June 30, 2018. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2018, the Company’s Consolidated Net Secured Leverage Ratio was 3.8 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of June 30, 2018, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenants is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net Secured Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following as of June 30, 2018:

	Long-Term Debt
	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$205,000	$143,000
Term B-1 Loan, due November 17, 2024	1,323,350	1,330,000
Plus unamortized premium	2,687	2,904

	1,531,037	1,475,904

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	15,371	16,584

	415,371	416,584

Other Debt
Capital lease and other	936	70

Total debt before deferred financing costs	1,947,344	1,892,558
Current amount of long-term debt	(13,319)	(13,319)
Deferred financing costs (excludes the revolving credit)	(18,611)	(19,797)

Total long-term debt, net of current debt	$1,915,414	$1,859,442

Outstanding standby letters of credit	$3,987	$1,856

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended
	June 30,
	2018	2017
	(amounts in thousands)
Interest expense	$48,960	$10,993
Amortization of deferred financing costs	1,591	1,166
Amortization of original issue discount (premium) of senior notes	(1,432)	—
Interest income and other investment income	(9)	(49)

Total net interest expense	$49,110	$12,110

	Net Interest Expense
	Three Months Ended
	June 30,
	2018	2017
	(amounts in thousands)
Interest expense	$25,626	$5,579
Amortization of deferred financing costs	796	580
Amortization of original issue discount (premium) of senior notes	(716)	—
Interest income and other investment income	—	(26)

Total net interest expense	$25,706	$6,133

7.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$1,597	$6,414	$(12,609)	$(2,917)
Preferred stock dividends	—	550	—	1,100

Net income available to common shareholders from continuing operations	1,597	5,864	(12,609)	(4,017)
Income (loss) from discontinued operations, net of tax	844	—	1,172	—

Net income (loss) available to common shareholders	$2,441	$5,864	$(11,437)	$(4,017)

Denominator
Basic weighted average shares outstanding	138,639	38,945	138,962	38,935

Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.01	$0.15	$(0.09)	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	$0.01	$—	$0.01	$—

Net income (loss) per share available to common shareholders - Basic	$0.02	$0.15	$(0.08)	$(0.10)

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$1,597	$6,414	$(12,609)	$(2,917)

Preferred stock dividends	—	550	—	1,100
Net income available to common shareholders from continuing operations	1,597	5,864	(12,609)	(4,017)
Income (loss) from discontinued operations, net of tax	844	—	1,172	—

Net income (loss) available to common shareholders	$2,441	$5,864	$(11,437)	$(4,017)

Denominator
Basic weighted average shares outstanding	138,639	38,945	138,962	38,935
Effect of RSUs and options under the treasury stock method	625	711	—	—
Preferred stock under the as if converted method	—	—	—	—

Diluted weighted average shares outstanding	139,264	39,656	138,962	38,935

Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.01	$0.15	$(0.09)	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$0.01	$—	$0.01	$—

Net income (loss) per share available to common shareholders - Diluted	$0.02	$0.15	$(0.08)	$(0.10)

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Impact Of Equity Issuances	2018	2017	2018	2017
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	563	14	566	—

Price range of options: from	$9.66	$11.31	$9.66	$—

Price range of options: to	$13.98	$11.78	$13.98	$—

RSUs with service conditions	1,689	328	1,447	78

RSUs excluded with service and market conditions as market conditions not met	226	267	226	267

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	—	1,962	—	1,962

Excluded shares as anti-dilutive when reporting a net loss	—	—	1,059	1,026

8.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value as of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term (Years)	2018
RSUs outstanding as of:	December 31, 2017	4,285,290
RSUs awarded		1,279,660
RSUs released		(1,485,340)
RSUs forfeited		(238,606)

RSUs outstanding as of:	June 30, 2018	3,841,004	$—	1.6	$28,811,490

RSUs vested and expected to vest as of:	June 30, 2018	3,840,828	$—	1.6	$28,806,210

RSUs exercisable (vested and deferred) as of:	June 30, 2018	48,880	$—	—	$366,600

Weighted average remaining recognition period in years		2.4

Unamortized compensation expense		$30,158,160

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

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2018	2017
	(amounts in thousands, except
	per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	650	630
Number of RSUs granted	—	70
Number of RSUs forfeited	(110)	—
Number of RSUs vested	(314)	(50)

End of period balance	226	650

Weighted average fair value of RSUs granted with market conditions	$—	$9.81

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

The specific assumptions used for these valuations are as follows:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2018	2017
Expected Volatility Term Structure (1)	—	54%
Risk-Free Interest Rate (2)	—	1.8%
Annual Dividend Payment Per Share (Constant) (3)	$—	$3.3%

(1)

Expected Volatility Term Structure - The Company estimated the volatility term structure using: (i) the historical volatility of its stock; and (ii) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) - The Company assumed the historical dividend yield in effect at the date of the grant.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2018	2017
	(amounts in thousands)
Intrinsic value of options exercised	$405	$58

Tax benefit from options exercised (1)	$107	$23

Cash received from exercise price of options exercised	$65	$22

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	as of
		Number of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term (Years)	2018
Options outstanding as of:	December 31, 2017	883,347	$8.38
Options granted		—	—
Options exercised		(48,500)	1.34
Options forfeited		—	—
Options expired		(11,500)	11.72

Options outstanding as of:	June 30, 2018	823,347	$8.75	1.8	$1,573,787

Options vested and expected to vest as of:	June 30, 2018	823,347	$8.75	1.8	$1,573,787

Options vested and exercisable as of:	June 30, 2018	823,347	$8.75	1.8	$1,573,787

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		June 30,	Contractual	Exercise	June 30,	Exercise
From	To	2018	Life	Price	2018	Price
$1.34	$1.34	251,937	0.6	$1.34	251,937	$1.34
$2.02	$13.98	571,410	2.3	$12.02	571,410	$12.02

$1.34	$13.98	823,347	1.8	$8.75	823,347	$8.75

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Six Months Ended
	June 30,
	2018	2017
	(amounts in thousands)
Station operating expenses	$3,643	$577
Corporate general and administrative expenses	4,010	2,494

Stock-based compensation expense included in operating expenses	7,653	3,071
Income tax benefit (1)	1,598	1,004

After-tax stock-based compensation expense	$6,055	$2,067

	Three Months Ended
	June 30,
	2018	2017
	(amounts in thousands)
Station operating expenses	$1,680	$372
Corporate general and administrative expenses	2,050	1,105

Stock-based compensation expense included in operating expenses	3,730	1,477
Income tax benefit (1)	779	495

After-tax stock-based compensation expense	$2,951	$982

(1)	Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

9.	INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2018

The effective income tax rates were 20.5% and 13.5% for the six months and three months ended June 30, 2018, respectively, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Tax Rates For The Six Months And Three Months Ended June 30, 2017

The effective income tax rates were 72.9% and 37.4% for the six months and three months ended June 30, 2017, respectively. These rates were impacted by: (i) merger and acquisition costs that result in an increase in the annual estimated effective tax rate; and (ii) a discrete windfall income tax benefit, described below. The annual estimated effective tax rate is estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs forecasted for 2017 as a result of the Merger, as a significant portion of these costs are not deductible for federal and state income tax purposes.

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

Net Deferred Tax Assets And Liabilities

As of June 30, 2018, and December 31, 2017, net deferred tax liabilities were $604.8 million and $609.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	June 30,	markets	inputs	inputs	as a Practical
Description	2018	Level 1	Level 2	Level 3	Expedient (2)
		(amounts in thousands)
Liabilities

Deferred compensation plan liabilities (1)	$33,804	$28,873	$—	$—	$4,931

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2017	Level 1	Level 2	Level 3	Expedient (2)
		(amounts in thousands)
Liabilities

Deferred compensation plan liabilities (1)	$40,995	$23,751	$—	$—	$17,244

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

During the quarters ended June 30, 2018 and 2017, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets equaled or exceeded their carrying value. During the second quarter of the current year, the Company concluded that the fair value of goodwill exceeded the carrying value of goodwill and determined that no goodwill impairment charge was required. During the second quarter of the prior year, the Company concluded that the carrying value of goodwill allocated to its Boston, Massachusetts market exceeded its fair value. Accordingly, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017. Refer to Note 4, Intangible Assets and Goodwill, for additional information.

There were no events or changes in circumstances which indicated the Company’s cost-method investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.

During the three months ended June 30, 2018, the Company recorded a $2.1 million impairment charge related to assets expected to be disposed of in one of its markets.

During the quarter, events or circumstances changed which indicated that a portion of the Company’s assets which had been classified as held for sale may not be recoverable. Accordingly, the Company estimated the fair value of these assets and recognized an impairment charge of $26.9 million. Refer to Note 11, Assets Held For Sale And Discontinued Operations, for additional information.

Fair Value of Financial Instruments Subject to Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(amounts in thousands)
Term B Loans (1)	$1,323,350	$1,306,808	$1,330,000	$1,336,650

Revolver (2)	$205,000	$205,000	$143,000	$143,000

Senior Notes (3)	$400,000	$382,500	$400,000	$422,876

Other debt (4)	$936		$70

Letters of credit (4)	$3,987		$1,856

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

The following table presents the Company’s cost-method investments:

	Cost-Method Investments
	Carrying Amount
	June 30,	December 31,
	2018	2017
	(amounts in thousands)
Investment balance before cumulative other than temporary impairment as of January 1,	$9,955	$255
Accumulated other than temporary impairment as of January 1,	—	—

Investment beginning balance after cumulative other than temporary impairment as of January 1,	9,955	255
Acquisition of interest in a privately held company	1,250	9,700

Ending period balance	$11,205	$9,955

11.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On November 17, 2017, in order to facilitate the Merger, the Company assigned assets to a trust and the trust subsequently entered into two separate LMAs with Bonneville which became effective upon the closing of the Merger. Under the terms of the LMAs, Bonneville began operating four stations in Sacramento, California and four stations in San Francisco, California. The LMAs will terminate upon the earlier of: (i) one year after the Merger date; or (ii) consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by the Company, as a condition to complete the Merger. Of the eight radio stations currently operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight radio stations met the criteria to be classified as held for sale. The five CBS Radio stations met the criteria to be classified within discontinued operations at June 30, 2018. This transaction is expected to close during the second half of 2018.

As of December 31, 2017, the Company entered into an agreement to dispose of a parcel of land along with the land improvements in Chicago, Illinois for $46.0 million and classified these assets as held for sale. This transaction is expected to close in the third quarter of 2018.

As of June 30, 2018, the Company entered into agreements with several third parties to dispose of: (i) land and buildings in Dallas, Texas; (ii) land and buildings in San Diego, California; (iii) land and buildings in Sacramento, California; (iv) land and buildings in Los Angeles, California; and (v) land in Austin, Texas. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of $23.5 million, net of a $1.3 million impairment charge. These transactions are expected to close within one year.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined the fair value of the assets held for sale related to the Bonneville LMA by utilizing an offer from a third party for the bundle of assets. This is considered a Level 3 measurement. Based upon the final offer received in the third quarter of 2018, the Company determined that the carrying value of these assets was greater than the fair value. As of June 30, 2018, the Company recorded a non-cash impairment charge of $25.6 million to reflect the change in the carrying value of these assets held for sale from $165.9 million to $140.3 million and to reduce the carrying value of these assets to the recoverable value.

The major categories of these assets held for sale, which includes the assets of the discontinued operations, are as follows:

	Assets Held for Sale
	June 30, 2018			December 31, 2017
	Total	Bonneville LMA	Other Assets Held for Sale	Total	Bonneville LMA	Other Assets Held for Sale
	(amounts in thousands)
Land and land improvements	$67,522	$1,110	$66,412	$47,110	$1,110	$46,000
Building	4,636	1,520	3,116	1,970	1,520	450
Leasehold improvements	78	78	—	88	88	—
Equipment	2,312	2,312	—	2,618	2,618	—

Net property and equipment	74,548	5,020	69,528	51,786	5,336	46,450

Net radio broadcasting licenses	111,854	111,854	—	136,014	136,014	—

Other intangibles	1,947	1,947	—	1,947	1,947	—
Goodwill	21,479	21,479	—	22,573	22,573	—

Total intangibles	135,280	135,280	—	160,534	160,534	—

Net assets held for sale	$209,828	$140,300	$69,528	$212,320	$165,870	$46,450

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which will never be a part of the Company’s continuing operations as these radio stations have been disposed or are expected to be disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, and Note 14, Subsequent Events, for additional information on the Bonneville Transaction.

The Company did not have any discontinued operations for the three months ended June 30, 2017 or the six months ended June 30, 2017. The following table presents the results of operations of the discontinued operations:

Six Months Ended June 30, 2018
(amounts in thousands)
Net time brokerage agreement income	1,595

Income before income taxes	1,595
Income taxes	423

Income from discontinued operations, net of income taxes	$1,172

Three Months Ended
June 30,
2018
(amounts in thousands)
Net time brokerage agreement income	1,180

Income before income taxes	1,180
Income taxes	336

Income from discontinued operations, net of income taxes	$844

12.	SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	June 30,	December 31,
	Location	2018	2017
		(amounts in thousands)
Short-term	Other current liabilities	$992	$830
Long-term	Other long-term liabilities	721	1,331

Total		$1,713	$2,161

Employee Stock Purchase Plan

The Company’s Entercom Employee Stock Purchase Plan (the “ESPP”) allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

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

	Six Months Ended
	June 30,
	2018	2017
	(amounts in thousands)
Number of shares purchased	100	15

Non-cash compensation expense recognized	$125	$32

Share Repurchase Program

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

During the six months ended June 30, 2018, the Company repurchased 1.8 million shares of Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million. The Company did not repurchase any shares during the three months ended June 30, 2018.

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

Other

The Company had a relationship with USTN, a vendor that provides short duration advertising network services (e.g., sponsored traffic reports) and guaranteed revenue to the Company. The Company has not recognized revenue from USTN since the Merger as the Company does not expect to collect substantially all of the consideration due under the contract. On April 27, 2018, the Company executed a series of agreements with USTN which replaced outstanding accounts receivable from USTN with a senior secured note and an equity interest in USTN. On June 30, 2018, the Company entered into an agreement to acquire USTN by the end of July 2018, subject to certain closing conditions. Due to default by USTN, the closing conditions were not met and the Company did not complete this transaction. On July 30, 2018, USTN filed a lawsuit against the Company seeking damages. At this time, the Company cannot predict the outcome of these proceedings.

14.	SUBSEQUENT EVENTS

Events occurring after June 30, 2018, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of four radio stations in Sacramento, California and four radio stations in San Francisco, California, which had previously been classified as assets held for sale, for $141.0 million in cash. The completion of this transaction, which is expected to close in the second half of 2018, is subject to customary regulatory approvals and is expected to result in no gain or loss to the Company.

On July 18, 2018, the Company entered into a transaction with Beasley to sell WXTU-FM, serving the Philadelphia, Pennsylvania, radio market for $38.0 million in cash. The Company also simultaneously entered into a TBA with Beasley where Beasley commenced operations of WXTU-FM on July 23, 2018. During the period of the TBA, the Company will exclude net revenues and station operating expenses associated with operating WKTU-FM in the Company’s consolidated financial statements. The completion of this transaction, which is expected to close in the fourth quarter of 2018, is subject to customary regulatory approvals and is expected to result in a gain of approximately $3.5 million.

On July 18, 2018, the Company entered into an agreement with Jerry Lee Radio, LLC (“Jerry Lee”) to acquire WBEB-FM for $57.5 million in cash, less certain working capital credits. The Company expects to enter into a TBA with Jerry Lee during the third quarter of 2018. During the period of the TBA, the Company will include net revenues and station operating expenses associated with operating WBEB-FM in the Company’s consolidated financial statements. The Company expects to fund this transaction with proceeds from the sale of WXTU-FM, cash on hand and cash available under the Revolver. This transaction is expected to close in the fourth quarter of 2018, subject to customary regulatory approvals. Upon the sale of WXTU-FM and the acquisition of WBEB-FM, the Company will continue to operate six radio stations in the Philadelphia radio market.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2018 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017:

Merger with CBS Radio

In connection with the Merger with CBS Radio, which closed on November 17, 2017, we acquired multiple radio stations, net of certain dispositions and acquisitions of radio stations through exchanges with third parties, which significantly increased in 2018 our net revenues, station operating expenses, depreciation and amortization expenses and interest expense.

Debt Assumed in Merger Increased Our Interest Expense

In connection with the Merger, we refinanced our then-outstanding credit facility and redeemed our perpetual cumulative convertible preferred stock, which resulted in a decrease in our interest expense. These reductions in our interest expense were offset by the interest expense incurred on the indebtedness assumed from the Merger. Our outstanding indebtedness upon which interest is computed, increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two local marketing agreements (“LMAs”) with Bonneville International Corporation (“Bonneville”) and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Our annual goodwill impairment test conducted during the second quarter of 2018 indicated the fair value of our goodwill exceeded its carrying value and there was no need for an impairment charge. Our annual goodwill impairment test conducted during the second quarter of 2017 indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Integration Costs And Restructuring Charges

Integration Costs incurred, including transition services, consulting services and professional fees of $19.2 million, were expensed as incurred during the six months ended June 30, 2018 and are included in integration costs. Restructuring charges incurred, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $2.2 million, were expensed as incurred during the six months ended June 30, 2018 and are included in restructuring charges.

Merger And Acquisition Costs

During the six months ended June 30, 2018 and 2017, transaction costs were $2.1 million and $16.1 million, respectively, and were expensed as incurred.

Disposal Of FCC Broadcasting License Related To The Merger

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature.

Six Months Ended June 30, 2018 As Compared To The Six Months Ended June 30, 2017

	SIX MONTHS ENDED JUNE 30,
	2018		2017	% Change
	(dollars in millions)
NET REVENUES	$672.7		$224.0	200%

OPERATING EXPENSE:
Station operating expenses	531.6		168.2	216%
Depreciation and amortization expense	19.1		5.2	267%
Corporate general and administrative expenses	37.7		19.4	94%
Integration costs	19.2		—	100%
Restructuring charges	2.2		—	100%
Impairment loss	29.0		0.4	nmf
Merger and acquisition costs	2.1		16.1	(87%)
Other operating (income) expenses	(1.4)		13.3	(111%)

Total operating expense	639.5		222.6	187%

OPERATING INCOME (LOSS)	33.2		1.4

NET INTEREST EXPENSE	49.1		12.1	306%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(15.9)		(10.7)	(49%)

INCOME TAXES (BENEFIT)	(3.3)		(7.8)	58%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(12.6)		(2.9)	(334%)

Preferred stock dividend	—		(1.1)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(12.6)		(4.0)	(215%)
Income from discontinued operations, net of income taxes (benefit)	1.2		—	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(11.4	) $	(4.0)	(185%)

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 200% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were down in the mid single digits for the six months ended June 30, 2018.

Net revenues were negatively impacted in 2018 by soft local advertising demand and the non-recognition of revenue, due to financial difficulties of United States Traffic Network (“USTN”), a company that provides short duration advertising services (e.g., sponsored traffic reports).

Excluding new markets and overlap markets, net revenues increased the most for our stations located in the Greensboro and Greenville markets.

Excluding new markets and overlap markets, net revenues decreased the most for our stations located in the Denver and Kansas City markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses from the new stations together with our existing stations contributed to the reported 216% increase over the six months ended June 30, 2017, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $3.6 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily due to the acquisition of assets included in the Merger and an increase in capital expenditures. The increase in capital expenditures was primarily due to the consolidation and relocation of several studio facilities in larger markets, an increase in our size and capital needs associated with the integration of common systems across the new markets.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in compensation expense of $8.1 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; (ii) an increase in other operating expenses of $7.0 million primarily due to an increase in the expenses associated with operating a larger company after the Merger; (iii) an increase in legal expenses of $1.7 million due to the increased level of professional services required of a larger company after the Merger; and (iv) an increase in non-cash compensation expense of $1.5 million due to the significant increase in the amount of restricted stock units (“RSUs”) outstanding upon the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $4.0 million and $2.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Operating (Income) Expenses

Other operating expenses decreased primarily as a result of incurring a $13.5 million loss during the six months ended June 30, 2017, from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $85.3 million; (ii) a decrease in merger and acquisition costs of $14.0 million; and (iii) a decrease in net loss on sale or disposal of assets of $13.5 million.

Operating income decreased due to: (i) an increase in impairment loss of $28.6 million; (ii) an increase in integration costs of $19.2 million; (iii) an increase in corporate, general and administrative expenses of $18.3 million; (iv) an increase in depreciation and amortization expense of $13.9 million; and (v) an increase in restructuring charges of $2.2 million.

Interest Expense

In connection with the Merger, we assumed CBS Radio’s indebtedness on November 17, 2017. We incurred an additional $37.0 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The generation of a loss before income taxes was largely attributable to: (i) the increase in interest expense incurred as a result of the Merger; (ii) the non-cash impairment charge on assets held for sale; and (iii) the integration costs incurred as a result of the Merger.

Income Taxes (Benefit)

Tax Rate For The Six Months Ended June 30, 2018

The effective income tax rate was 20.5% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

We estimate that our 2018 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be about 30%.

Tax Rate For The Six Months Ended June 30, 2017

The effective income tax rate was 72.9%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs as a result of the Merger, as most of these costs were not deductible for federal and state income tax purposes

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

Net Deferred Tax Liabilities

As of June 30, 2018, and December 31, 2017, our net deferred tax liabilities were $604.8 million and $609.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration for any impairment loss in future periods).

Net Income (Loss) Available To The Company - Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2018 as compared to the same period in the prior year:

Merger with CBS Radio

In connection with the Merger with CBS Radio, which closed on November 17, 2017, we acquired multiple radio stations, net of certain dispositions and acquisitions of radio stations through exchanges with third parties, which significantly increased in 2018 our net revenues, station operating expenses, depreciation and amortization expenses and interest expense.

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Our annual goodwill impairment test conducted during the second quarter of 2018 indicated the fair value of our goodwill exceeded its carrying value and there was no need for an impairment charge. Our annual goodwill impairment test conducted during the second quarter of 2017 indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Debt Assumed in Merger Increased Our Interest Expense

In connection with the Merger, we refinanced our then-outstanding credit facility and redeemed our perpetual cumulative convertible preferred stock, which resulted in a decrease in our interest expense. These reductions in our interest expense were offset by the interest expense incurred on the indebtedness assumed from the Merger. Our outstanding indebtedness upon which interest is computed increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

Integration Costs And Restructuring Charges

Integration Costs incurred, including transition services, consulting services and professional fees of $9.5 million, were expensed as incurred during the second quarter of 2018 and are included in integration costs. Restructuring charges incurred, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $0.7 million, were expensed as incurred during the second quarter of 2018 and are included in restructuring charges.

Merger And Acquisition Costs

During the second quarter of 2018 and 2017, transaction costs were $0.7 million and $5.8 million, respectively and were expensed as incurred.

Three Months Ended June 30, 2018 As Compared To The Three Months Ended June 30, 2017

	THREE MONTHS ENDED JUNE 30,
	2018	2017	% Change
	(dollars in millions)
NET REVENUES	$372.1	$125.0	198%

OPERATING EXPENSE:
Station operating expenses	275.8	91.0	203%
Depreciation and amortization expense	10.7	2.5	328%
Corporate general and administrative expenses	19.0	8.9	113%
Integration costs	9.5	—	100%
Restructuring charges	0.7	—	100%
Impairment loss	29.0	0.5	nmf
Merger and acquisition costs	0.7	5.8	(88%)
Other operating (income) expense	(0.8)	(0.1)	nmf

Total operating expense	344.6	108.6	217%

OPERATING INCOME (LOSS)	27.5	16.4	nmf

NET INTEREST EXPENSE	25.7	6.1	321%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	1.8	10.3	(83%)

INCOME TAXES (BENEFIT)	0.2	3.8	(95%)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	1.6	6.5	(75%)

Preferred stock dividend	—	(0.6)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	1.6	5.9	(73%)
Income from discontinued operations, net of income taxes (benefit)	0.8	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2.4	$5.9	(59%)

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 198% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were down in the low single digits for the three months ended June 30, 2018.

Net revenues were negatively impacted in the first two quarters of 2018 by soft local advertising demand and the non-recognition of revenue, due to financial difficulties of USTN, a company that provides short duration advertising services (e.g., sponsored traffic reports).

Excluding new markets and overlap markets, net revenues increased the most for our stations located in the Greenville and Wilkes Barre markets.

Excluding new markets and overlap markets, net revenues decreased the most for our stations located in the Denver and Kansas City markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses from the new stations together with our existing stations contributed to the reported 203% increase over the three months ended June 30, 2018, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $1.7 million and $0.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

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

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in other operating expenses of $5.3 million primarily due to an increase in expenses associated with operating a larger company after the Merger; (ii) an increase in compensation expense of $3.6 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; (iii) an increase in non-cash compensation expense of $1.0 million due to the significant increase in equity awards outstanding upon the Merger; and (iv) an increase in legal expenses of $0.7 million due to the increased level of professional services required of a larger company after the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $2.1 million and $1.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

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

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $62.3 million; and (ii) a decrease in merger and acquisition costs of $5.1 million.

Operating income decreased due to: (i) an increase in impairment loss of $28.5 million; (ii) an increase in corporate, general and administrative expenses of $10.1 million; (iii) an increase in integration costs of $9.5 million; (iv) an increase in depreciation and amortization expense of $8.2 million; and (iv) an increase in restructuring charges of $0.7 million.

Interest Expense

In connection with the Merger and the assumption of CBS Radio’s indebtedness on November 17, 2017, we incurred an additional $19.6 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The reduction in income before income taxes was largely attributable to: (i) the non-cash impairment charge on assets held for sale; (ii) the increase in interest expense incurred as a result of the Merger; and (iii) the integration costs incurred as a result of the Merger.

Income Taxes (Benefit)

For the three months ended June 30, 2018, the effective income tax rate was 13.5%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

For the three months ended June 30, 2017, the effective income tax rate was 37.4%, which primarily reflects adjustments for expenses that are not deductible for tax purposes and the discrete impact related to the change in the estimated annual effective tax rate from the three months ended March 31, 2017.

Net Income (Loss) Available To The Company – Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), net of income tax expense.

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

On the closing date of the Merger, the proceeds of the Term B-1 Tranche, together with other funds were used to: (i) refinance our $540 million credit agreement (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan”) with $458.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $17.5 million outstanding at the date of the refinancing; (ii) redeem our $27.5 million of perpetual cumulative convertible preferred stock (“Preferred”); and (iii) pay fees and expenses in connection with the refinancing.

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

As of June 30, 2018, we had $1,323.4 million outstanding under the Term B-1 Loan and $205.0 million outstanding under the Revolver. In addition, we had $4.0 million in outstanding letters of credit and $41.0 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net Secured Leverage Ratio, as defined in the agreement. As of June 30, 2018, we had $39.9 million in cash and cash equivalents. For the six months ended June 30, 2018, we increased our outstanding debt by $55.3 million.

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

As of June 30, 2018, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

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

The Former Senior Notes

In 2016, we issued a call notice to redeem our $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility. As a result of the full redemption of the Former Senior Notes with replacement indebtedness at a lower interest rate, the net interest expense incurred in the first two quarters of 2017 did not include the amortization of original issue discount (premium) of the Former Senior Notes.

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

In connection with the Lincoln Acquisition, we issued $27.5 million of Preferred that in the event of a liquidation, ranked senior to liquidation payments to our common shareholders. We incurred issuance costs, which were recorded as a reduction of the Preferred.

The Preferred was convertible by Lincoln into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we could redeem the Preferred in cash at a price of 100%. The initial dividend rate on the Preferred was 6% and increased over time to 12%.

As discussed above, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem the Preferred. As a result of this redemption, we removed the net carrying value of the Preferred from our books and did not pay dividends on our Preferred during the six months ended June 30, 2018.

Operating Activities

Net cash flows provided by operating activities were $35.4 million and $14.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

The cash flows from operating activities increased primarily due to a net decrease in net investment in working capital requirements of $15.9 million, primarily due to the acceleration of collections for accounts receivable acquired from the Merger.

Investing Activities

Net cash flows used in investing activities were $34.8 million and $31.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

For the six months ended June 30, 2018, the cash flows used in investing activities primarily reflect: (i) the purchase of property and equipment of $17.8 million; and (ii) cash paid to complete the Emmis Acquisition of $15.0 million.

For the six months ended June 30, 2017, the cash flows used in investing activities primarily reflect: (i) cash paid to complete the Beasley Acquisition of $24.0 million; and (ii) the purchase of property and equipment of $6.7 million. The increase in the cash flows used in investing activities is primarily attributable to the change in these activities between periods.

Financing Activities

Net cash flows provided by financing activities were $5.1 million for the six months ended June 30, 2018. Net cash flows used in financing activities were $21.8 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the cash flows provided by financing activities primarily reflect the increase of our net borrowings by $55.3 million which was partially offset by: (i) the payment of dividends on common stock of $24.9 million; and (ii) the payment for repurchases of common stock of $20.0 million.

For the six months ended June 30, 2017, the cash flows used in financing activities primarily reflect the reduction of our net borrowings by $12.5 million and the payment of common stock dividends of $5.8 million.

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

As discussed above, we retired our Preferred in full on November 17, 2017. As a result, we did not pay quarterly dividends on our Preferred in the six months ended June 30, 2018.

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

During the six months ended June 30, 2018, we repurchased 1,833,200 shares of our Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million. As of June 30, 2018, $69.9 million is available for future share repurchases under the 2017 Share Repurchase Program. We did not repurchase any shares of our Class A common stock during the three months ended June 30, 2018.

Income Taxes

During the six months ended June 30, 2018, we paid $18.8 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of our net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“IRC”) Section 382. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2018 were $19.0 million. We anticipate that total capital expenditures in 2018 will be between $30 million and $35 million. In addition, we anticipate an incremental amount of one-time capital expenditures of approximately $25 million for software and other technological capabilities related to the Merger that will allow us to operate more efficiently. Also, capital expenditures are anticipated to be significantly higher in 2018 due to the expected relocation, consolidation and improvement of studio facilities in several of our larger markets. These expenditures will be funded partially through $46 million in cash we expect to receive from the sale of a parcel of land in Chicago, cash we may receive from the sale of existing owned studio facilities and cash available from landlords for tenant improvement allowances.

Contractual Obligations

As of June 30, 2018, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2018. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2017, other than as described below. Additionally, we have provided additional disclosures related to one of our critical accounting policies for impairment testing of radio broadcasting licenses and goodwill, as we conducted our annual impairment test of broadcasting licenses and goodwill during the second quarter of 2018.

Changes in Accounting Policies – Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. We adopted the amended accounting guidance for revenue recognition on January 1, 2018 using the modified retrospective transition method. As a result, we changed our accounting policy for revenue recognition. Refer to Note 3, Revenue, included elsewhere in this report for additional information. Except for this change, we consistently applied our accounting policies to all periods presented in these consolidated financial statements.

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of June 30, 2018, we have recorded approximately $3,520 million in radio broadcasting licenses and goodwill, which represents 78% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss from annual testing to our broadcasting licenses was in 2012. Our most recent impairment loss to our goodwill was in 2017. As a result of our annual impairment testing during the second quarter of 2018, we did not recognize an impairment loss on our broadcasting licenses or goodwill.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our annual broadcasting license impairment test during the second quarter of each year by evaluating our broadcasting licenses for impairment at the market level using the Greenfield method.

During the second quarter of the current year and each of the past several years, we completed our annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was greater than the amount reflected in the balance sheet for each of our markets and, accordingly, no impairment was recorded.

We perform our broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for the purpose of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of broadcasting licenses in each of our markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the market share and profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values. Changes in our estimates of the fair value of these assets could result in material future period write-downs in the carrying value of our broadcasting licenses and goodwill assets.

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.

Assumptions and Results

The following table reflects the estimates and assumptions used in the second quarter of each year:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2018	2017
Discount rate	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 37%	19% to 40%
Long-term revenue growth rate range of the Company’s markets	0.5% to 1.0%	1.0% to 2.0%

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2018, for 44 units of accounting (44 geographical markets) where the carrying values of the licenses are considered material to our financial statements (four of our 48 markets are considered immaterial). All of our broadcasting licenses, including those broadcasting licenses acquired in the second quarter of 2018, were subject to the annual impairment test conducted in the second quarter of the current year. Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of June 30, 2018
	Based Upon the Valuation as of June 30, 2018
	Percentage Range by Which Fair Value Exceeds the Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of	14	5	4	21
Carrying value (in thousands)	$1,201,690	$249,193	$468,291	$741,661

Broadcasting Licenses Valuation at Risk

The second quarter 2018 impairment test of our broadcasting licenses indicated that there were 19 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 19 units of accounting have a carrying value of $1,450.9 million. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.

Goodwill Impairment Test

We perform our annual goodwill impairment test during the second quarter of each year.

The amended accounting guidance for accounting for goodwill impairment eliminated the second step of the goodwill impairment test, which reduced the cost and complexity of evaluating goodwill for impairment. We adopted this amended accounting guidance in the second quarter of 2017. Under the former accounting guidance, the second step of the impairment test required us to compute the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended guidance, if the carrying amount of goodwill of a reporting unit exceeds its fair value, we will consider the goodwill to be impaired.

In prior years, we determined that each individual radio market was a reporting unit and we assessed goodwill in each of our markets. Under the amended guidance, if the fair value of any reporting unit was less than the amount reflected on the balance sheet, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to the reporting unit.

Following our Merger with CBS Radio in November 2017, our radio broadcasting operations increased from 28 radio markets to 48 radio markets. In response to the realignment in our operating segments and reporting units, we considered whether the event represented a triggering event for interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the current year annual impairment testing described below, we made an evaluation, based on factors such as each reporting unit’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of our reporting units exceeded their carrying values at the time of realignment.

Current Year Methodology

In connection with our current year annual impairment assessment, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or management’s estimates of future performance.

Prior Year Methodology

In connection with our prior year annual impairment assessment, we first assessed qualitative factors to determine whether it was necessary to perform a quantitative assessment for each reporting unit. These qualitative factors included, but were not limited to: (i) macroeconomic conditions; (ii) radio broadcasting industry considerations; (iii) financial performance of reporting units; (iv) Company-specific events; and (v) a sustained decrease in our share price. If the quantitative assessment was necessary, we determined the fair value of the goodwill allocated to each reporting unit.

To determine the fair value, we used a market approach and, when appropriate, an income approach in computing the fair value of each reporting unit. The market approach calculated the fair value of each market’s radio stations by analyzing recent sales and offering prices of similar properties expressed as a multiple of cash flow. The income approach utilized a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believed that these approaches were commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or management’s estimates of future performance.

Assumptions and Results

The following table reflects the key estimates and assumptions used in the second quarter of each year:

	Estimates And Assumptions
	Second	Second
	Quarter	Quarter
	2018	2017
Discount rate	9.00%	9.25%
Long-term revenue growth rate range of the Company (or its markets)	1.0%	1.0% to 2.0%
Market multiple used in the market valuation approach	not applicable	7.5x to 8.0x

During the second quarter of the current year, our quantitative assessment indicated that the fair value of goodwill exceeded the carrying amount of goodwill allocated to the Company. Accordingly, we did not recognize an impairment charge during the second quarter of 2018.

During the second quarter of the prior year, our quantitative assessment indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. The amount by which the carrying value exceeded the fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, we determined that the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded an impairment loss during the second quarter of 2017 in the amount of $0.4 million.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Goodwill Valuation At Risk

The second quarter 2018 impairment test of our goodwill indicated that the fair value exceeded the carrying value by greater than 10% and less than 15%.

Future impairment charges may be required on our goodwill, as the discounted cash flow model is subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted. If there is a continued and sustained decline in the share price of our common stock, we may need to conduct an interim impairment test, which could result in an impairment charge in future periods.

Sensitivity Of Key Broadcasting Licenses And Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the second quarter of 2018, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results Of	Results Of	Results Of
	Long-Term	Operating	Weighted
	Revenue	Performance	Average
	Growth	Cash Flow	Cost Of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$91,787	$19,062	$183,664

Goodwill (2)
Incremental goodwill impairment	$—	not applicable	$30,719

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)

The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1. The goodwill valuation is based on discrete projections of revenues and expenses. As such, the operating performance cash flow margin is a derived result rather than an input. Accordingly, computation of a change in this figure is not applicable.

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

Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin. For the broadcast license fair value analysis, the projections of operating profit margin that are used are based upon industry operating profit margin norms, which reflect market size and station type. These margin projections are not specific to the performance of our radio stations in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. For the goodwill fair value analysis, the projections of operating margin are based on our actual historical performance. If the outlook for the radio industry’s growth declines, then operating profit margins in both the broadcasting license and goodwill fair value analyses would be negatively impacted, which would decrease the value of those assets.

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

As of June 30, 2018, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $13.2 million on an annual basis as our Term B-1 Loan provides for a minimum LIBOR floor; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of June 30, 2018.

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

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments. As of June 30, 2018, there were no interest rate hedging transactions outstanding.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2018, we did not have any investments in money market instruments.

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

Changes In Internal Control Over Financial Reporting

On November 17, 2017, we completed the Merger with CBS Radio as described elsewhere in this report. The completion of this Merger had a material impact on our financial position, results of operations and cash flows from the date of acquisition through June 30, 2018. The Merger also resulted in significant changes to our internal control environment over financial reporting. We are in the process of integrating the systems of internal control over financial reporting and will report on our assessment of our internal controls over financial reporting for the combined entity in our next annual report.

We continue to integrate policies, processes, people, technology, and operations relating to this Merger, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of CBS Radio, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2018:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)(2)	Purchased	Per Share	Programs	Or Programs
April 1, 2018 - April 30, 2018	174,684	$9.71	—	$69,946,034
May 1, 2018 - May 31, 2018	429	$8.19	—	$69,946,034
June 1, 2018 - June 30, 2018	1,162	$7.83	—	$69,946,034

Total	176,275		—

(1)

We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 174,684 shares at an average price of $9.71 in April 2018; (ii) 429 shares at an average price of $8.19 in May 2018; and (iii) 1,162 shares at an average price of $7.83 in June 2018. These shares are included in the table above.

(2)

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2018.

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

ENTERCOM COMMUNICATIONS CORP.
(Registrant)

Date: August 9, 2018	/S/ David J. Field
	Name:	David J. Field
	Title:	Chairman, Chief Executive Officer and President
(principal executive officer)

Date: August 9, 2018	/S/ Richard J. Schmaeling
	Name:	Richard J. Schmaeling
	Title:	Executive Vice President - Chief Financial Officer
(principal financial officer)