Form 10-Q
period 2018-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2018-11-08
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class A common stock, $0.01 par value – 138,479,468 Shares Outstanding as of October 26, 2018

(Class A Shares Outstanding include 3,733,496 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of October 26, 2018.

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

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS:
Cash	$200,190	$34,167
Restricted cash	70,217	—
Accounts receivable, net of allowance for doubtful accounts	318,075	341,989
Prepaid expenses, deposits and other	23,743	24,347

Total current assets	612,225	400,503
Investments	11,205	9,955
Net property and equipment	328,041	346,507
Radio broadcasting licenses	2,663,781	2,649,959
Goodwill	871,454	862,000
Assets held for sale	3,639	212,320
Other assets, net of accumulated amortization	51,055	57,957

TOTAL ASSETS	$4,541,400	$4,539,201

LIABILITIES:
Accounts payable	$2,259	$598
Accrued expenses	56,925	76,565
Other current liabilities	155,957	107,561
Long-term debt, current portion	13,319	13,319

Total current liabilities	228,460	198,043

Long-term debt, net of current portion	1,912,139	1,859,442
Deferred tax liabilities	564,416	609,789
Other long-term liabilities	96,995	107,567

Total long-term liabilities	2,573,550	2,576,798

Total liabilities	2,802,010	2,774,841

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	1,426	1,437
Additional paid-in capital	1,699,343	1,737,132
Retained earnings	38,621	25,791

Total shareholders’ equity	1,739,390	1,764,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,541,400	$4,539,201

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017	2018	2017
NET REVENUES	$378,508	$122,299	$1,051,192	$346,270

OPERATING EXPENSE:
Station operating expenses	279,651	87,853	811,214	256,022
Depreciation and amortization expense	10,608	2,904	29,745	8,068
Corporate general and administrative expenses	15,897	9,335	53,598	28,776
Integration costs	2,761	—	21,984	—
Restructuring charges	852	—	3,019	—
Impairment loss	—	—	28,988	441
Merger and acquisition costs	697	8,825	2,768	24,925
Net time brokerage agreement (income) fees	(150)	—	(1,242)	34
Net (gain) loss on sale or disposal of assets	(10,541)	(103)	(10,856)	13,155

Total operating expense	299,775	108,814	939,218	331,421

OPERATING INCOME (LOSS)	78,733	13,485	111,974	14,849

NET INTEREST EXPENSE	25,923	6,476	75,033	18,586

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52,810	7,009	36,941	(3,737)
INCOME TAXES (BENEFIT)	16,220	2,909	12,960	(4,921)

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	36,590	4,100	23,981	1,184
Preferred stock dividend	—	(663)	—	(1,763)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	36,590	3,437	23,981	(579)
Income from discontinued operations, net of income taxes (benefit)	358	—	1,530	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36,948	$3,437	$25,511	$(579)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC

Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.26	$0.09	$0.17	$(0.01)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	$—	$—	$0.01	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.27	$0.09	$0.18	$(0.01)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.26	$0.09	$0.17	$(0.01)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$—	$—	$0.01	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.27	$0.09	$0.18	$(0.01)

DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.09	$0.275	$0.27	$0.425

WEIGHTED AVERAGE SHARES:
Basic	138,740,243	38,954,788	138,901,037	38,947,533

Diluted	139,102,560	39,727,976	139,684,890	38,947,533

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND YEAR ENDED DECEMBER 31, 2017

(amounts in thousands, except share data)

(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$393,374
Net income (loss) available to the Company	—	—	—	—	—	1,184	1,184
Compensation expense related to granting of stock awards	183,980	2	—	—	4,627	—	4,629
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	6,500	—	—	—	22	—	22
Purchase of vested employee restricted stock units	(167,620)	(2)	—	—	(2,544)	—	(2,546)
Payment of dividends on common stock	—	—	—	—	(16,659)	—	(16,659)
Dividend equivalents, net of forfeitures	—	—	—	—	(591)	—	(591)
Payment of dividends on preferred stock	—	—	—	—	(1,650)	—	(1,650)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, September 30, 2017	33,547,877	$335	7,197,532	$72	589,524	$(206,874)	$383,057
Net income (loss) available to the Company	—	—	—	—	—	232,665	232,665
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	1,882,261	19	—	—	4,919	—	4,938
Exercise of stock options	1,750	—	—	—	20	—	20
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(1,659)	—	—	—	(19)	—	(19)
Payment of dividends on common stock	—	—	—	—	(12,637)	—	(12,637)
Dividend equivalents, net of forfeitures	—	—	—	—	(965)	—	(965)
Payment of dividends on preferred stock	—	—	—	—	(924)	—	(924)

Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$1,764,360
Net income (loss) available to the Company	—	—	—	—	—	25,511	25,511
Compensation expense related to granting of stock awards	944,733	9	—	—	11,412	—	11,421
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	150,367	2	—	—	1,049	—	1,051
Exercise of stock options	50,300	1	—	—	67	—	68
Common stock repurchase	(1,833,200)	(18)	—	—	(19,361)	—	(19,379)
Purchase of vested employee restricted stock units	(505,328)	(5)	—	—	(5,174)	—	(5,179)
Payment of dividends on common stock	—	—	—	—	(25,782)	(12,491)	(38,273)
Dividend equivalents, net of forfeitures	—	—	—	—	—	(190)	(190)

Balance, September 30, 2018	138,482,653	$1,386	4,045,199	$40	$1,699,343	$38,621	$1,739,390

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$25,511	$1,184

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,745	8,068
Net amortization of deferred financing costs (net of original issue discount and debt premium)	242	1,752
Net deferred taxes (benefit) and other	(42,424)	(4,921)
Provision for bad debts	8,679	1,742
Net (gain) loss on sale or disposal of assets	(10,856)	13,155
Non-cash stock-based compensation expense	11,421	4,629
Deferred rent	4,111	(109)
Deferred compensation	2,262	2,242
Impairment loss	28,988	441
Accretion expense (income), net of asset retirement obligation adjustments	44	(341)

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	26,699	(4,057)
Prepaid expenses and deposits	2,472	(2,079)
Accounts payable and accrued liabilities	26,475	6,983
Accrued interest expense	1,532	(1,759)
Accrued liabilities - long-term	(21,721)	(1,438)
Prepaid expenses - long-term	—	(83)

Net cash provided by (used in) operating activities	93,180	25,409

INVESTING ACTIVITIES:
Additions to property and equipment	(23,605)	(12,056)
Proceeds from sale of radio stations and other assets	181,875	18
Purchases of radio stations	(71,434)	(24,000)
Additions to amortizable intangible assets	(2,350)	(663)
Purchases of investments	(1,250)	(9,700)
Proceeds from sale of property reflected as restricted cash	70,187	—
(Deconsolidation) consolidation of a VIE	—	(302)

Net cash provided by (used in) investing activities	153,423	(46,703)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	83,325	57,500
Payments of long-term debt	(31,343)	(57,012)
Proceeds from issuance of employee stock plan	1,051	182
Proceeds from the exercise of stock options	68	22
Purchase of vested employee restricted stock units	(5,179)	(2,546)
Payment of dividends on common stock	(37,403)	(16,550)
Payment of dividend equivalents on vested restricted stock units	(870)	(109)
Repurchase of common stock	(20,012)	—
Payment of dividends on preferred stock	—	(1,650)

Net cash provided by (used in) financing activities	(10,363)	(20,163)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	236,240	(41,457)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	34,167	46,843

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$270,407	$5,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$76,042	$19,474

Income taxes	$18,821	$352

Dividends on common stock	$37,403	$16,550

Dividends on preferred stock	$—	$1,650

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On February 2, 2017, the Company and its wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company’s wholly-owned subsidiary (the “Merger”). The parties to the Merger believe that the Merger was tax-free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.

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

Upon obtaining all required approvals, the Merger closed on November 17, 2017. Based on this timing, the Company’s consolidated financial statements for the three and nine months ended September 30, 2018 reflect the results of radio stations acquired in the Merger, whereas the Company’s consolidated financial statements for the three and nine months ended September 30, 2017 do not reflect the results of radio stations acquired in the Merger.

The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of September 30, 2018, there was one VIE that required consolidation in these financial statements. During the three months ended September 30, 2018, the Company entered into a construction management agreement (“CMA”) with a third party qualified intermediary (“QI”), under which the Company acts as project manager and is primarily responsible for the oversight and completion of certain construction projects. The Company also believes it is the primary beneficiary of the VIE as the Company has the power to direct the activities that are most significant to the VIE as project manager and the Company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the

CMA.

Total results of operations of the VIE for the nine months and three months ended September 30, 2018 are not significant. The consolidated VIE has a material amount of cash as of September 30, 2018, which is reflected as restricted cash on the consolidated balance sheet. The VIE has no other assets or liabilities as of September 30, 2018. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE. There is a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 13, Contingencies And Commitments, for additional information.

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

After consideration of the above, the Company changed its operating segment conclusions during the second quarter of 2018. The Company now has one operating segment and continues to have one reportable segment.

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

Results for reporting periods beginning after January 1, 2018 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance. Based upon the Company’s assessment, the impact of this guidance is not material to the Company’s financial position, results of operations or cash flows through September 30, 2018.

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

Restricted Cash

In November 2016, the accounting guidance on the classification and presentation of restricted cash in the statement of cash flows was enhanced and clarified to reduce diversity in practice. Restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. This guidance was effective for the Company as of January 1, 2018, under a retrospective application method. As the Company did not have any restricted cash or cash equivalents as of December 31, 2017, the impact of this guidance was not material to the Company’s presentation of historical financial information. As a result of the Company’s consolidation of a VIE described above, the guidance had an impact on the Company’s presentation of the current period statements of financial position, cash flows and notes to the financial statements. The guidance could have an impact in a future period if the Company engages in transactions which result in restrictions on its cash or cash equivalents.

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

In July 2018, the accounting guidance was further modified to provide for an additional transition method which allows entities to: (i) apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption; (ii) continue to report comparative periods presented in the financial statements in the period of adoption under current U.S. GAAP; and (iii) provide the required disclosures under current U.S. GAAP for all periods presented under current U.S. GAAP. The Company plans to adopt the amended accounting guidance using this transition method which facilitates comparative reporting upon adoption.

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

2018 WXTU Transaction

On July 18, 2018, the Company entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). The Company also simultaneously entered into a time brokerage agreement (“TBA”) with Beasley where Beasley commenced operations of WXTU-FM on July 23, 2018. During the period of the TBA, the Company excluded net revenues and station operating expenses associated with operating WXTU-FM in the Company’s consolidated financial statements. The Company completed this disposition, which was subject to customary regulatory approvals, during the third quarter of 2018.

2018 Jerry Lee Transaction

On September 27, 2018, the Company completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee Radio, LLC (“Jerry Lee”) for a purchase price of $57.5 million in cash, less certain working capital and other credits (the “Jerry Lee Transaction”). The Company used proceeds from the WXTU Transaction and cash on hand to fund this acquisition. Upon the completion of the WTXU Transaction and the Jerry Lee Transaction, the Company will continue to operate six radio stations in the Philadelphia, Pennsylvania market.

On August 7, 2018, the Company entered into a TBA with Jerry Lee. During the period of the TBA, the Company included in net revenues, station operating expenses and monthly TBA fees associated with operating WBEB-FM in the Company’s consolidated financial statements.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Any excess of the purchase price over the assets acquired was reported as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from operational efficiencies from combining operations of the acquired station with the Company’s existing stations within the Philadelphia market.

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

		Useful Lives in Years
Description	September 27, 2018	From	To
	(amounts in thousands)
Assets
Equipment	$981	3	7

Total tangible property	981

Advertising contracts	477	1	1
Radio broadcasting licenses	27,346	non-amortizing
Goodwill	24,396	non-amortizing
Net working capital	3,234	not applicable

Total intangible and other assets	55,453

Total assets	$56,434

Preliminary fair value of net assets acquired	$56,434

2018 Emmis Acquisition

On April 30, 2018, the Company completed a transaction to acquire two radio stations in St. Louis, Missouri from Emmis Communications Corporation (“Emmis”) for a purchase price of $15.0 million in cash (the “Emmis Acquisition”). The Company borrowed under its revolving credit facility (the “Revolver”) to fund the acquisition. With this acquisition, the Company increased its presence in St. Louis, Missouri, to five radio stations.

On March 1, 2018, the Company entered into an asset purchase agreement and a TBA with Emmis to operate two radio stations. During the period of the TBA, the Company included in net revenues, station operating expenses and monthly TBA fees associated with operating these stations in the Company’s consolidated financial statements.

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

To complete the Merger, certain divestitures were required by the FCC in order to comply with the FCC’s ownership rules and policies. These divestitures consisted of: (i) the exchange transaction with iHeartMedia, Inc. (“iHeart”); (ii) a station exchange with Beasley; (iii) a cash sale to Bonneville International Corporation (“Bonneville”); and (iv) a cash sale to Educational Media Foundation (“EMF”).

Due to the structure of the transaction, there is no step-up in tax basis for the assets acquired as the Company will assume the existing tax basis in the assets of CBS Radio. The absence of a step-up in tax basis will limit the Company’s tax deductions in future years and impacts the amount of deferred tax liabilities recorded as part of purchase price accounting. If any of the Internal Distributions or the Final Distribution, each as defined in the CBS Radio Merger Agreement, does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (“Code”) or the Merger does not qualify as a tax-free “reorganization” under Section 368(a) of the Code, including as a result of actions taken in connection with the distributions made by CBS to facilitate the Merger or as a result of subsequent acquisitions of shares of CBS, Entercom, or CBS Radio, then CBS and/or holders of CBS Common Stock that received Radio Common Stock in the Final Distribution may be required to pay substantial U.S. federal income taxes, and, in certain circumstances, CBS Radio and Entercom may be required to indemnify CBS for any such tax liability.

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

Description	Preliminary Value as of acquisition date (as previously reported as of December 31, 2017)	Measurement period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Accounts receivable	$241,548	$—	$241,548
Prepaid sports rights and favorable sports contracts	4,160	—	4,160
Prepaid expenses, deposits and other	20,625	476	21,101
Other current assets	7,350	1,741	9,091

Total current assets	273,683	2,217	275,900

Land	112,880	—	112,880
Land improvements	3,988	(2,640)	1,348
Leasehold improvements	26,255	9,774	36,029
Buildings	19,246	(5,206)	14,040
Furniture and fixtures	10,929	(6,849)	4,080
Equipment and towers	76,486	4,921	81,407
Construction in process	14,598	—	14,598

Total tangible property	264,382	—	264,382

Advertiser relationships	27,453	—	27,453
Radio broadcasting licenses	1,880,400	—	1,880,400
Goodwill	820,961	(6,651)	814,310
Assets held for sale	255,650	—	255,650
Favorable leases	16,580	—	16,580
Other noncurrent assets	1,050	4,176	5,226

Total intangible and other assets	3,002,094	(2,475)	2,999,619

Total assets	$3,540,159	$(258)	$3,539,901

Liabilities
Accounts payable	$36,137	$421	$36,558
Accrued expenses	35,154	344	35,498
Accrued salaries and benefits	26,324	—	26,324
Current portion of long-term debt	10,600	—	10,600
Unfavorable sports liability - current portion	4,803	—	4,803
Accrued interest	4,529	—	4,529
Unearned revenues - current portion	14,971	—	14,971

Total current liabilities	132,518	765	133,283

Unearned revenues - non-current portion	13,859	—	13,859
Unfavorable lease liability	12,770	—	12,770
Unfavorable sports liability - non-current portion	22,597	—	22,597
Non-current portion of long-term debt	1,376,900	—	1,376,900
Deferred tax liability	780,832	(2,949)	777,883
Other long-term liabilities	31,835	1,926	33,761

Total liabilities	$2,371,311	$(258)	$2,371,053

Preliminary fair value of net assets acquired	$1,168,848	$—	$1,168,848

The aggregate fair value purchase price allocation of the assets and liabilities acquired in the CBS Radio Merger as reported on the Company’s Form 10-K filed with the SEC on March 16, 2018, were revised during the nine months ended September 30, 2018 primarily due to: (i) a change to the deferred tax liabilities associated with certain stations acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.9 million; (ii) a change to other current assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $1.3 million; (iii) a change to prepaid assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $0.5 million; (iv) a change to accrued expenses acquired in the CBS Radio Merger which resulted in an increase to goodwill of $0.3 million; (v) the recording of current and noncurrent lease abandonment liabilities and a corresponding receivable for reimbursement from CBS Corporation; (vi) a change to tenant improvement allowances acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.3 million; and (vii) reclassification between the categories of acquired tangible property.

The preliminary purchase price allocations are based upon the valuation of assets and liabilities and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The Company is in the process of finalizing estimates and assumptions related to certain net working capital accounts acquired in the Merger. Any adjustments to the preliminary purchase price allocation of assets acquired and liabilities assumed will be reflected as an adjustment to goodwill in the reporting period in which the adjustment is identified. These assets and liabilities pending finalization include intangible assets and liabilities. Differences between the preliminary and final valuation could be substantially different from the initial estimates. Any adjustments to the preliminary purchase price allocation required after the one year measurement period, which may be material, will be recorded in the consolidated statements of operations as operating expenses or income.

2017 Local Marketing Agreement: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two local marketing agreements (“LMAs”) with Bonneville. The LMAs, which were effective upon the closing of the Merger, allowed Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations in the San Francisco, California and Sacramento, California markets for $141.0 million in cash. During the three months ended September 30, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company. Refer to Note 11, Assets Held for Sale and Discontinued Operations, for additional information.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the consolidated statements of operations.

The components of restructuring charges are as follows:

	Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$32	$—
Workforce reduction	2,338	—
Lease abandonment costs	257	—
Other restructuring costs	392	—

Total restructuring charges	$3,019	$—

	Three Months Ended September 30,
	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$(478)	$—
Workforce reduction	1,410	—
Other restructuring costs	(80)	—

Total restructuring charges	$852	$—

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

The estimated amount of unpaid restructuring charges as of September 30, 2018 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$16,086	$650
Additions resulting from the integration of CBS Radio	3,019	15,005
Restructuring charges assumed from the Merger	—	1,095
Payments	(12,293)	(664)

Restructuring charges and lease abandonment costs unpaid and outstanding	6,812	16,086
Restructuring charges and lease abandonment costs - noncurrent portion	(1,224)	(4,413)

Restructuring charges and lease abandonment costs - current portion	$5,588	$11,673

Integration Costs

The Company incurred integration costs of $22.0 million and $2.8 million during the nine months and three months ended September 30, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma information for the three and nine months ended September 30, 2018 and 2017 assumes that: (i) the acquisitions in 2018 had occurred as of January 1, 2017; and (ii) the acquisitions and certain dispositions in 2017 had occurred as of January 1, 2016. Refer to information within this Note 2, Business Combinations, and to the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2017, and filed with the SEC on March 16, 2018, for a description of the Company’s acquisition and disposition activities. The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions had been consummated at an earlier time.

For purposes of this presentation, the pro forma data: (i) excludes the revenue and earnings of stations divested to iHeart and Beasley during 2017 as these stations were exchanged for the radio stations acquired in the Chattanooga, Richmond and Boston markets; (ii) includes revenue and earnings of stations divested to EMF during 2017; (iii) includes revenue and earnings of stations divested to Bonneville during 2018; and (iv) includes revenue and earnings of the station divested to Beasley during 2018.

This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands except share and per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$379,933	$418,902	$1,061,891	$1,195,338

Income (loss) from continuing operations	$38,579	$36,659	$29,898	$85,270

Income (loss) from discontinued operations	$358	$—	$1,530	$—

Net income (loss) available to the Company	$38,937	$36,659	$31,428	$85,270

Net income (loss) available to common shareholders	$38,937	$35,996	$31,428	$83,507

Income (loss) from continuing operations per common share - basic	$0.28	$0.26	$0.22	$0.61

Income (loss) from discontinued operations per common share - basic	$—	$—	$0.01	$—

Net income (loss) available to common shareholders per common share - basic	$0.28	$0.26	$0.23	$0.59

Income (loss) from continuing operations per common share - diluted	$0.28	$0.26	$0.22	$0.61

Income (loss) from discontinued operations per common share - diluted	$—	$—	$0.01	$—

Net income (loss) available to common shareholders per common share - diluted	$0.28	$0.26	$0.23	$0.59

Weighted shares outstanding basic	138,740,243	140,362,282	138,901,037	140,355,027

Weighted shares outstanding diluted	139,102,560	141,135,470	139,684,890	140,362,282

Conversion of preferred stock for dilutive purposes under the as if method	Not applicable	anti-dilutive	Not applicable	anti-dilutive

3.	REVENUE

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers:

Description	September 30, 2018	December 31, 2017
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$318,075	$341,989
Contract assets	—	—
Unearned revenue - current	21,125	17,519
Unearned revenue - noncurrent	5,455	13,000

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

Significant changes in the contract liabilities balances during the period are as follows:

Nine Months Ended September 30, 2018
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2018	$30,519
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(10,670)
Additional amounts recognized during period	6,731

Ending balance	$26,580

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Nine Months Ended
	September 30,
	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$963,118	$315,942
Event and other revenues	77,252	25,601
Trade and barter revenues	10,822	4,727

Net revenues	$1,051,192	$346,270

	Three Months Ended
	September 30,
	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$348,066	$110,430
Event and other revenues	26,391	9,464
Trade and barter revenues	4,051	2,405

Net revenues	$378,508	$122,299

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

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $5.5 million of revenue in excess of one year.

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

Net revenues from network barter programming have historically been recorded on a net basis. This treatment will continue to be the Company’s policy under the amended accounting guidance for revenue recognition. The adoption of the amended accounting guidance for revenue recognition had no impact on the Company’s consolidated statements of operations, balance sheets, statements of shareholders’ equity, or statements of cash flows for the nine months ended September 30, 2018.

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

The following table presents the changes in broadcasting licenses.

	Broadcasting Licenses Carrying Amount
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,649,959	$823,195
Disposition of an FCC broadcasting license to facilitate the CBS Merger	—	(13,500)
Consolidation (deconsolidation) of a VIE - 2017 Charlotte Acquisition	—	(15,738)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	17,174
Acquisition of radio stations - CBS Radio Merger	—	1,880,400
Disposition of FCC broadcasting licenses - EMF Sale	—	(54,661)
Acquisition of a radio station - Beasley Transaction	—	35,944
Acquisition of radio stations - iHeartMedia Transaction	—	50,621
Disposition of radio stations - iHeartMedia Transaction	—	(7,462)
Assets held for sale - Bonneville Transaction	—	(66,014)
Acquisition of radio stations - Emmis Acquisition	12,785	—
Acquisition of a radio station - Jerry Lee Transaction	27,346	—
Loss on impairment	(702)	—
Disposition of a radio station - WXTU Transaction	(25,607)	—

Ending period balance	$2,663,781	$2,649,959

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$988,056	$158,333
Accumulated loss on impairment as of January 1,	(126,056)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	862,000	32,718
Loss on impairment during year	—	(441)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	43
Acquisition of radio stations - CBS Radio Merger	—	820,961
Disposition of goodwill - EMF sale	—	(266)
Acquisition of a radio station - Beasley Transaction	—	289
Acquisition of radio stations - iHeartMedia Transaction	—	11,700
Disposition of radio stations - iHeartMedia Transaction	—	(14)
Assets held for sale - Bonneville Transaction	—	(2,990)
Disposition of a radio station - WXTU Transaction	(8,623)	—
Measurement period adjustments to acquired goodwill	(6,651)	—
Acquisition of radio stations - Emmis Acquisition	332	—
Acquisition of a radio station - Jerry Lee Transaction	24,396	—

Ending period balance	$871,454	$862,000

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

All of the Company’s broadcasting licenses, with the exception of the broadcasting licenses acquired in the Jerry Lee Transaction during the third quarter of the current year, were subject to the annual impairment test conducted in the second quarter of the current year. For the station acquired in the Jerry Lee Transaction, similar valuation techniques that were used in the annual impairment testing process were applied to the valuation of the broadcasting licenses under purchase price accounting. The valuation of the acquired broadcasting licenses approximates fair value.

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

The following table reflects the estimates and assumptions used in the second quarter of each year.

Estimates And Assumptions
	Second Quarter 2018	Second Quarter 2017
Discount rate	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 37%	19% to 40%
Long-term revenue growth rate range of the Company’s markets	0.5% to 1.0%	1.0% to 2.0%

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

The Assumptions And Results

The following table reflects the estimates and assumptions used in the second quarter of each year:

	Estimates And Assumptions
	Second Quarter 2018	Second Quarter 2017
Discount rate	9.00%	9.25%
Long-term revenue growth rate range of the Company (or its markets)	1.0%	1.0% to 2.0%
Market multiple used in the market valuation approach	not applicable	7.5x to 8.0x

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

All of the Company’s goodwill, with the exception of the goodwill acquired in the Jerry Lee Transaction during the third quarter of the current year, was subject to the annual impairment test conducted in the second quarter of the current year. For the station acquired in the Jerry Lee Transaction, similar valuation techniques that were used in the annual impairment testing process were applied to the valuation of the goodwill under purchase price accounting. The valuation of the acquired goodwill approximates fair value.

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

5.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Accrued compensation	$36,344	$36,105
Accounts receivable credits	5,676	1,876
Advertiser obligations	4,667	3,048
Accrued interest payable	13,817	12,285
Unearned revenue	21,125	17,519
Unfavorable lease liabilities	2,995	3,301
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	8,405	9,470
Non-income tax liabilities	7,020	8,196
Income taxes payable	41,887	5,370
Other	9,387	5,757

Total other current liabilities	$155,957	$107,561

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. The income taxes payable of $17.7 million generated from these gains and losses are included within the current portion of income taxes payable in the schedule above. Upon the successful completion of a like-kind exchange under Code Section 1031, a portion of this amount will be reclassified to a deferred tax liability. Refer to Note 13, Contingencies And Commitments, for additional information.

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

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $41.0 million as of September 30, 2018.

The $1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024.

The Term B-1 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-1 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.

The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio as defined in the agreement. The Excess Cash Flow payment, if any, will be due in the first quarter of each year, beginning with 2019, and is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.

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

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at September 30, 2018. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of September 30, 2018, the Company’s Consolidated Net Secured Leverage Ratio was 3.7 times.

Failure to comply with the Company’s financial covenant or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt repayment could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of September 30, 2018, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net Secured Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following as of September 30, 2018:

	Long-Term Debt
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$205,000	$143,000
Term B-1 Loan, due November 17, 2024	1,320,025	1,330,000
Plus unamortized premium	2,578	2,904

	1,527,603	1,475,904

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	14,764	16,584

	414,764	416,584

Other Debt
Capital lease and other	916	70

Total debt before deferred financing costs	1,943,283	1,892,558
Current amount of long-term debt	(13,319)	(13,319)
Deferred financing costs (excludes the revolving credit)	(17,825)	(19,797)

Total long-term debt, net of current debt	$1,912,139	$1,859,442

Outstanding standby letters of credit	$3,987	$1,856

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

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Interest expense	$74,870	$16,913
Amortization of deferred financing costs	2,389	1,752
Amortization of original issue discount (premium) of senior notes	(2,147)	—
Interest income and other investment income	(79)	(79)

Total net interest expense	$75,033	$18,586

	Net Interest Expense
	Three Months Ended September 30,
	2018	2017
	(amounts in thousands)
Interest expense	$25,911	$5,920
Amortization of deferred financing costs	798	586
Amortization of original issue discount (premium) of senior notes	(715)	—
Interest income and other investment income	(71)	(30)

Total net interest expense	$25,923	$6,476

7.	NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$36,590	$4,100	$23,981	$1,184
Preferred stock dividends	—	663	—	1,763

Net income available to common shareholders from continuing operations	36,590	3,437	23,981	(579)
Income (loss) from discontinued operations, net of tax	358	—	1,530	—

Net income (loss) available to common shareholders	$36,948	$3,437	$25,511	$(579)

Denominator
Basic weighted average shares outstanding	138,740	38,955	138,901	38,948

Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.26	$0.09	$0.17	$(0.01)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	$—	$—	$0.01	$—

Net income (loss) per share available to common shareholders - Basic	$0.27	$0.09	$0.18	$(0.01)

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$36,590	$4,100	$23,981	$1,184
Preferred stock dividends	—	663	—	1,763

Net income available to common shareholders from continuing operations	36,590	3,437	23,981	(579)
Income (loss) from discontinued operations, net of tax	358	—	1,530	—

Net income (loss) available to common shareholders	$36,948	$3,437	$25,511	$(579)

Denominator
Basic weighted average shares outstanding	138,740	38,955	138,901	38,948
Effect of RSUs and options under the treasury stock method	362	773	784	—
Preferred stock under the as if converted method	—	—	—	—

Diluted weighted average shares outstanding	139,102	39,728	139,685	38,948

Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.26	$0.09	$0.17	$(0.01)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$—	$—	$0.01	$—

Net income (loss) per share available to common shareholders - Diluted	$0.27	$0.09	$0.18	$(0.01)

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Impact Of Equity Issuances	2018	2017	2018	2017
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	563	14	565	—

Price range of options: from	$9.66	$11.69	$9.66	$—

Price range of options: to	$13.98	$11.78	$13.98	$—

RSUs with service conditions	1,586	157	1,415	101

RSUs excluded with service and market conditions as market conditions not met	226	267	226	267

Perpetual cumulative convertible preferred stock treated as anti-dilutive under the as if method	—	2,017	—	2,017

Excluded shares as anti-dilutive when reporting a net loss	—	—	—	974

8.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2018
RSUs outstanding as of:	December 31, 2017	4,285,290
RSUs awarded		1,284,050
RSUs released		(1,492,544)
RSUs forfeited		(339,317)

RSUs outstanding as of:	September 30, 2018	3,737,479	$—	1.4	$28,782,654

RSUs vested and expected to vest as of:	September 30, 2018	3,737,479	$—	1.4	$28,782,654

RSUs exercisable (vested and deferred) as of:	September 30, 2018	48,880	$—	—	$376,376

Weighted average remaining recognition period in years		2.1

Unamortized compensation expense		$25,909,972

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

The following table presents the changes in outstanding RSUs with market conditions:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	650	630
Number of RSUs granted	—	70
Number of RSUs forfeited	(110)	—
Number of RSUs vested	(314)	(50)

End of period balance	226	650

Weighted average fair value of RSUs granted with market conditions	$—	$9.81

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

The specific assumptions used for these valuations are as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Expected Volatility Term Structure (1)	—	54%
Risk-Free Interest Rate (2)	—	1.8%
Annual Dividend Payment Per Share (Constant) (3)	$—	$3.3%

(1)

Expected Volatility Term Structure - The Company estimated the volatility term structure using: (i) the historical volatility of its stock; and (ii) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.

(2)	Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)	Annual Dividend Payment Per Share (Constant) - The Company assumed the historical dividend yield in effect at the date of the grant.

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2018	2017
	(amounts in thousands)
Intrinsic value of options exercised	$418	$58

Tax benefit from options exercised (1)	$111	$23

Cash received from exercise price of options exercised	$68	$22

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of September 30, 2018
Options outstanding as of:	December 31, 2017	883,347	$8.38
Options granted		—	—
Options exercised		(50,300)	1.34
Options forfeited		—	—
Options expired		(15,000)	9.30

Options outstanding as of:	September 30, 2018	818,047	$8.80	1.5	$1,592,166

Options vested and expected to vest as of:	September 30, 2018	818,047	$8.80	1.5	$1,592,166

Options vested and exercisable as of:	September 30, 2018	818,047	$8.80	1.5	$1,592,166

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding September 30,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number of Options Exercisable September 30,	Weighted Average Exercise
From	To	2018	Life	Price	2018	Price
$1.34	$1.34	246,637	0.4	$1.34	246,637	$1.34
$2.02	$13.98	571,410	2.1	$12.02	571,410	$12.02

$1.34	$13.98	818,047	1.5	$8.80	818,047	$8.80

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Station operating expenses	$5,295	$937
Corporate general and administrative expenses	6,126	3,692

Stock-based compensation expense included in operating expenses	11,421	4,629
Income tax benefit (1)	2,385	1,528

After-tax stock-based compensation expense	$9,036	$3,101

	Three Months Ended September 30,
	2018	2017
	(amounts in thousands)
Station operating expenses	$1,653	$360
Corporate general and administrative expenses	2,116	1,197

Stock-based compensation expense included in operating expenses	3,769	1,557
Income tax benefit (1)	787	525

After-tax stock-based compensation expense	$2,982	$1,032

(1)	Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

9.	INCOME TAXES

Tax Rates For The Nine Months And Three Months Ended September 30, 2018

The effective income tax rates were 35.1% and 30.7% for the nine months and three months ended September 30, 2018, respectively, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Tax Rates For The Nine Months And Three Months Ended September 30, 2017

The effective income tax rates were 131.7% and 41.5% for the nine months and three months ended September 30, 2017, respectively. These rates were impacted by: (i) merger and acquisition costs that resulted in an increase in the annual estimated effective tax rate; and (ii) a discrete windfall income tax benefit, described below. The annual estimated effective tax rate was estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs that were forecasted for 2017 as a result of the Merger, as a significant portion of these costs were not deductible for federal and state income tax purposes.

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

Net Deferred Tax Assets And Liabilities

As of September 30, 2018, and December 31, 2017, net deferred tax liabilities were $564.4 million and $609.8 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
Description	Balance at September 30, 2018	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$34,575	$29,480	$—	$—	$5,095

Description	Balance at December 31, 2017	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$40,995	$23,751	$—	$—	$17,244

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

During the second quarter of the current year, the Company recorded a $2.1 million impairment charge related to assets expected to be disposed of in one of its markets.

During the second quarter of the current year, events or circumstances changed which indicated that a portion of the Company’s assets which had been classified as held for sale may not be recoverable. Accordingly, the Company estimated the fair value of these assets and recognized an impairment charge of $26.9 million. Refer to Note 11, Assets Held For Sale And Discontinued Operations, for additional information.

Fair Value of Financial Instruments Subject to Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$1,320,025	$1,310,125	$1,330,000	$1,336,650

Revolver (2)	$205,000	$205,000	$143,000	$143,000

Senior Notes (3)	$400,000	$385,000	$400,000	$422,876

Other debt (4)	$916		$70

Letters of credit (4)	$3,987		$1,856

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

Investments Valued Under the Measurement Alternative

The Company holds investments in privately held companies that are not exchange-traded and therefore not supported with observable market prices. The Company does not have significant influence over the investees. The amended accounting guidance for financial instruments discussed above in Note 1, Basis Of Presentation And Significant Policies, provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Company elected the measurement alternative for its qualifying equity securities.

The Company’s investments are recognized on the consolidated balance sheet at their cost basis, which represents the amount the Company paid to acquire the investments.

The Company periodically evaluates the carrying value of its investments, when events and circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its evaluation.

If certain impairment indicators exist, the Company determines the fair value of its investments. If the Company determines the carrying value of an investment exceeds its fair value, and that difference is other than temporary, the Company writes down the value of the investment to its fair value. The fair value of the investments are not adjusted if there are no identified adverse events or changes in circumstances that may have a material effect on the fair value of the investment.

Since its initial date of investment, the Company has not identified any events or changes in circumstances which would require the Company to estimate the fair value of its investments. Accordingly, there has been no impairment in the Company’s investments measured under the measurement alternative. Additionally, there have been no returns of capital or changes resulting from observable price changes in orderly transactions. As a result, the investments measured under the measurement alternative continue to be presented at their original cost basis on the consolidated balance sheets.

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2017, other than as described below.

During the first quarter of 2018, the Company purchased a minority ownership interest in Drive Time Metrics, Inc. (“Drive Time”), a provider of an analytics software for the automotive industry for $1.3 million.

The following table presents the Company’s investments valued under the measurement alternative:

	Cost-Method Investments Carrying Amount
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Investment balance before cumulative other than temporary impairment as of January 1,	$9,955	$255
Accumulated other than temporary impairment as of January 1,	—	—

Investment beginning balance after cumulative other than temporary impairment as of January 1,	9,955	255
Acquisition of interest in a privately held company	1,250	9,700

Ending period balance	$11,205	$9,955

11.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On November 17, 2017, in order to facilitate the Merger, the Company assigned assets to a trust and the trust subsequently entered into two separate LMAs with Bonneville which became effective upon the closing of the Merger. Under the terms of the LMAs, Bonneville began operating four stations in Sacramento, California and four stations in San Francisco, California. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations for $141.0 million in cash. The LMAs terminated on September 21, 2018, upon the consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by the Company, as a condition to complete the Merger. Of the eight radio stations placed in the trust, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight radio stations met the criteria to be classified as held for sale, pending disposition. The five CBS Radio stations met the criteria to be classified within discontinued operations, pending disposition.

As of December 31, 2017, the Company entered into an agreement to dispose of a parcel of land along with the land improvements in Chicago, Illinois for $46.0 million and classified these assets as held for sale. During the three months ended September 30, 2018, the Company closed on this sale, which resulted in a loss of $0.1 million to the Company.

As of June 30, 2018, the Company entered into agreements with several third parties to dispose of: (i) land and buildings in Dallas, Texas; (ii) land and buildings in San Diego, California; (iii) land and buildings in Sacramento, California; (iv) land and buildings in Los Angeles, California; and (v) land in Austin, Texas. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of $23.5 million, net of a $1.3 million impairment charge that was recorded during the three months ended June 30, 2018.

During the three months ended September 30, 2018, the Company closed on the sale of the land and buildings in Los Angeles, California and the land and buildings in San Diego, California. The Company received proceeds of $27.2 million from these two sales, which resulted in a gain of approximately $6.4 million to the Company. The remaining transactions are expected to close within one year.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined the fair value of the assets held for sale related to the Bonneville LMA by utilizing an offer from a third party for the bundle of assets. This is considered a Level 3 measurement. Based upon the agreed-upon price in the asset purchase agreement, the Company determined that the carrying value of these assets was greater than the fair value. During the second quarter of the current year, the Company recorded a non-cash impairment charge of $25.6 million to reflect the change in the carrying value of these assets held for sale from $165.9 million to $140.3 million and to reduce the carrying value of these assets to the recoverable value. During the three months ended September 30, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company.

The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	September 30, 2018			December 31, 2017
		Bonneville LMA	Other Assets Held for Sale		Bonneville LMA	Other Assets Held for Sale
	Total			Total
	(amounts in thousands)
Land and land improvements	$2,433	$—	$2,433	$47,110	$1,110	$46,000
Building	1,206	—	1,206	1,970	1,520	450
Leasehold improvements	—	—	—	88	88	—
Equipment	—	—	—	2,618	2,618	—

Net property and equipment	3,639	—	3,639	51,786	5,336	46,450

Net radio broadcasting licenses	—	—	—	136,014	136,014	—

Other intangibles	—	—	—	1,947	1,947	—
Goodwill	—	—	—	22,573	22,573	—

Total intangibles	—	—	—	160,534	160,534	—

Net assets held for sale	$3,639	$—	$3,639	$212,320	$165,870	$46,450

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which will never be a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, and elsewhere within this Note, for additional information on the Bonneville Transaction.

The Company did not have any discontinued operations for the three months ended September 30, 2017 or the nine months ended September 30, 2017. The following table presents the results of operations of the discontinued operations:

Nine Months Ended September 30, 2018
(amounts in thousands)
Net time brokerage agreement income	2,239

Income before income taxes	2,239
Income taxes	709

Income from discontinued operations, net of income taxes	$1,530

Three Months Ended September 30, 2018
(amounts in thousands)
Net time brokerage agreement income	644

Income before income taxes	644
Income taxes	286

Income from discontinued operations, net of income taxes	$358

12.	SHAREHOLDERS’ EQUITY

Dividends

On November 2, 2017, the Company’s Board of Directors approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. Management estimates quarterly dividend payments to approximate $12.5 million per quarter (without considering any further reduction in shares from the Company’s stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Senior Notes.

During the second quarter of 2016, the Company’s Board of Directors commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter.

In addition to the quarterly dividend, the Company paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017, which approximated $7.8 million.

The Company retired its perpetual cumulative convertible preferred stock (“Preferred”) in full on November 17, 2017 and no further dividends were paid during the nine months ended September 30, 2018.

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	September 30,	December 31,
	Location	2018	2017
		(amounts in thousands)
Short-term	Other current liabilities	$1,449	$830
Long-term	Other long-term liabilities	905	1,331

Total		$2,354	$2,161

Employee Stock Purchase Plan

The Company’s Entercom Employee Stock Purchase Plan (the “ESPP”) allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

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

	Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Number of shares purchased	150	15

Non-cash compensation expense recognized	$185	$32

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

During the nine months ended September 30, 2018, the Company repurchased 1.8 million shares of Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million. The Company did not repurchase any shares during the three months ended September 30, 2018.

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

Other

The Company had a relationship with USTN, a vendor that provides short duration advertising network services (e.g., sponsored traffic reports) and guaranteed revenue to the Company. On April 27, 2018, the Company executed a series of agreements (the “April 27, 2018 agreements”) with USTN which replaced outstanding accounts receivable from USTN with a senior secured note and an equity interest in USTN. On June 30, 2018, the Company entered into an agreement to acquire USTN by the end of July 2018, subject to certain closing conditions. The closing conditions were not met by USTN and the Company did not complete this transaction. On July 30, 2018, USTN filed a lawsuit against the Company seeking damages. On July 31, 2018, USTN failed to make required payments due under the April 27, 2018 agreements. On August 6, 2018, the Company notified USTN of its default and accelerated all amounts due. On September 6, 2018, USTN filed a motion to dismiss its own lawsuit, with prejudice. Accordingly, the Company expects that it will not be subject to further legal action related to this matter.

Like-Kind Exchange Proceeds

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, the Company created an entity that serves as a QI for tax purposes and that holds the net sales proceeds of $70.2 million as of September 30, 2018. The Company plans to use a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a VIE and is included in the Company’s consolidated financial statements as the Company is considered the primary beneficiary.

The use of a QI in a like-kind exchange enables the Company to effectively minimize its tax liability in connection with certain asset dispositions. As discussed in Note 11, Assets Held For Sale And Discontinued Operations, the Company sold: (i) a parcel of land in Chicago, Illinois during the third quarter of the current year for net proceeds of $45.5 million; and (ii) a former studio building in Los Angeles, California for net proceeds of $24.7 million. These net sales proceeds were deposited into the account of the QI to comply with Code Section 1031 requirements to execute a like-kind exchange and are reflected as restricted cash on the Company’s consolidated balance sheet as of September 30, 2018. Restrictions on these deposits will lapse prior to the end of the first quarter of 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash
	September 30, 2018	December 31, 2017
	(amounts in thousands)
Cash and cash equivalents	$200,190	$34,167
Restricted cash	70,217	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$270,407	$34,167

14.	SUBSEQUENT EVENTS

Events occurring after September 30, 2018, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2018 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017:

Merger with CBS Radio

On February 2, 2017, we and our wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary (the “Merger”). The parties to the Merger believe that the Merger was tax-free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.

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

Debt Assumed in Merger Increased Our Interest Expense

In connection with the Merger, we refinanced our then-outstanding credit facility and redeemed our $27.5 million perpetual cumulative convertible preferred stock (“Preferred”), which resulted in a decrease in our interest expense. These reductions in our interest expense were offset by the interest expense incurred on the indebtedness assumed from the Merger. Our outstanding indebtedness upon which interest is computed, increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two local marketing agreements (“LMAs”) with Bonneville International Corporation (“Bonneville”) and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the agreed-upon price in the asset purchase agreement, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

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

Integration Costs And Restructuring Charges

Integration costs incurred, including transition services, consulting services and professional fees of $22.0 million, were expensed as incurred during the nine months ended September 30, 2018 and are included in integration costs. Restructuring charges incurred, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $3.0 million, were expensed as incurred during the nine months ended September 30, 2018 and are included in restructuring charges.

Merger And Acquisition Costs

During the nine months ended September 30, 2018 and 2017, transaction costs were $2.8 million and $24.9 million, respectively, and were expensed as incurred.

Other Operating (Income) Expenses

We recorded a $13.5 million loss in the first quarter of 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the Federal Communications Commission (the “FCC”) for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature. During the nine months ended September 30, 2018, we disposed of various non-core assets and certain radio stations and recorded a gain of $10.9 million in net gain/loss on sale or disposal of assets.

Nine Months Ended September 30, 2018 As Compared To The Nine Months Ended September 30, 2017

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	% Change
	(dollars in millions)
NET REVENUES	$1,051.2	$346.3	204%

OPERATING EXPENSE:
Station operating expenses	811.2	256.0	217%
Depreciation and amortization expense	29.7	8.1	267%
Corporate general and administrative expenses	53.6	28.8	86%
Integration costs	22.0	—	100%
Restructuring charges	3.0	—	100%
Impairment loss	29.0	0.4	nmf
Merger and acquisition costs	2.8	24.9	(89%)
Other operating (income) expenses	(12.1)	13.2	(192%)

Total operating expense	939.2	331.4	183%

OPERATING INCOME (LOSS)	112.0	14.9

NET INTEREST EXPENSE	75.0	18.6	303%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	37.0	(3.7)	nmf
INCOME TAXES (BENEFIT)	13.0	(4.9)	365%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	24.0	1.2	nmf

Preferred stock dividend	—	(1.8)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	24.0	(0.6)	nmf
Income from discontinued operations, net of income taxes (benefit)	1.5	—	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$25.5	$(0.6)	nmf

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations primarily contributed to overall 204% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were down in the mid single digits for the nine months ended September 30, 2018.

Net revenues were negatively impacted in 2018 by soft local advertising demand and the non-recognition of revenue, due to financial difficulties of United States Traffic Network (“USTN”), a company that provided short duration advertising services (e.g., sponsored traffic reports).

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses increased 217% over the nine months ended September 30, 2017, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $5.3 million and $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in compensation expense of $11.3 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; (ii) an increase in other operating expenses of $10.0 million primarily due to an increase in the expenses associated with operating a larger company after the Merger; (iii) an increase in legal expenses of $3.0 million due to the increased level of professional services required of a larger company after the Merger; and (iv) an increase in non-cash compensation expense of $2.4 million due to the significant increase in the amount of restricted stock units (“RSUs”) assumed and unvested upon the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $6.1 million and $3.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Impairment Loss

The increase in impairment loss was primarily attributable to a non-cash impairment charge on assets which had previously been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the agreed-upon price in the asset purchase agreement, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Operating (Income) Expenses

During the nine months ended September 30, 2017, we incurred a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature.

During the nine months ended September 30, 2018, we disposed of: (i) several radio stations in Sacramento, California and San Francisco, California; (ii) land and land improvements in Chicago, Illinois; (iii) a radio station in Philadelphia, Pennsylvania; (iv) land and land improvements and buildings in Los Angeles, California; and (v) land and land improvements and buildings in San Diego, California. As a result of this disposal activity, we recorded a gain in net gain/loss on sale or disposal of assets of $9.6 million. Additionally, in connection with the purchase and sale of radio stations, we generated TBA income of $1.2 million during the nine months ended September 30, 2018. The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $149.7 million; (ii) a net increase in other operating (income) expenses of $25.3 million; and (iii) a decrease in merger and acquisition costs of $22.1 million.

Operating income decreased due to: (i) an increase in impairment loss of $28.6 million; (ii) an increase in corporate, general and administrative expenses of $24.8 million; (iii) an increase in integration costs of $22.0 million; (iv) an increase in depreciation and amortization expense of $21.6 million; and (v) an increase in restructuring charges of $3.0 million.

Interest Expense

In connection with the Merger, we assumed CBS Radio’s indebtedness on November 17, 2017. We incurred an additional $56.4 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The generation of income before income taxes was primarily attributable to: (i) an increase in net revenues, net of station operating expenses; (ii) a net increase in other operating (income) expenses; and (iii) a decrease in merger and acquisition costs. The increases in this activity were partially offset by increases in: (i) impairment losses; (ii) corporate, general and administrative expenses; (iii) integration costs; (iv) depreciation and amortization expenses; (v) restructuring charges; and (vi) net interest expense.

Income Taxes (Benefit)

Tax Rate For The Nine Months Ended September 30, 2018

The effective income tax rate was 35.1% which was determined using a forecasted rate based upon taxable income for the year. The income tax rate is estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

We estimate that our 2018 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be approximately 30%.

Tax Rate For The Nine Months Ended September 30, 2017

The estimated annual effective income tax rate was 131.7%, which was determined using a forecasted rate based upon taxable income for the year. The annual effective tax rate was estimated to be higher than in previous years primarily due to the amount of merger and acquisition costs as a result of the Merger, as most of these costs were not deductible for federal and state income tax purposes.

As a result of adopting the amended accounting guidance for stock-based compensation on January 1, 2017, we recorded a discrete windfall income tax benefit of $0.8 million from the vesting of stock-based awards with tax deductions in excess of the compensation expense recorded.

Net Deferred Tax Liabilities

As of September 30, 2018, and December 31, 2017, our net deferred tax liabilities were $564.4 million and $609.8 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangible assets (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration of any impairment loss in future periods).

Net Income (Loss) Available To The Company - Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2018 as compared to the same period in the prior year:

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

Debt Assumed in Merger Increased Our Interest Expense

In connection with the Merger, we refinanced our then-outstanding credit facility and redeemed our Preferred, which resulted in a decrease in our interest expense. These reductions in our interest expense were offset by the interest expense incurred on the indebtedness assumed from the Merger. Our outstanding indebtedness upon which interest is computed increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s outstanding indebtedness.

Merger And Acquisition Costs

During the third quarter of 2018 and 2017, transaction costs were $0.7 million and $8.8 million, respectively and were expensed as incurred.

Integration Costs And Restructuring Charges

Integration costs incurred, including transition services, consulting services and professional fees of $2.8 million, were expensed as incurred during the three months ended September 30, 2018 and are included in integration costs. Restructuring charges incurred, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $0.9 million, were expensed as incurred during the nine months ended September 30, 2018 and are included in restructuring charges.

Other Operating (Income) Expenses

During the three months ended September 30, 2018, we disposed of various non-core assets and certain radio stations and recorded a gain of $10.5 million in net gain/loss on sale or disposal of assets.

Three Months Ended September 30, 2018 As Compared To The Three Months Ended September 30, 2017

	THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017	% Change
	(dollars in millions)
NET REVENUES	$378.5	$122.3	209%

OPERATING EXPENSE:
Station operating expenses	279.7	87.9	218%
Depreciation and amortization expense	10.6	2.9	266%
Corporate general and administrative expenses	15.9	9.3	71%
Integration costs	2.8	—	100%
Restructuring charges	0.9	—	100%
Merger and acquisition costs	0.7	8.8	(92%)
Other operating (income) expense	(10.8)	(0.1)	nmf

Total operating expense	299.8	108.8	176%

OPERATING INCOME (LOSS)	78.7	13.5	nmf

NET INTEREST EXPENSE	25.9	6.5	298%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	52.8	7.0	nmf
INCOME TAXES (BENEFIT)	16.2	2.9	459%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	36.6	4.1	nmf

Preferred stock dividend	—	(0.7)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	36.6	3.4	nmf
Income from discontinued operations, net of income taxes (benefit)	0.4	—	nmf

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$37.0	$3.4	nmf

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations primarily contributed to overall 209% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were down in the low single digits for the three months ended September 30, 2018.

Net revenues were negatively impacted in 2018 by soft local advertising demand and the non-recognition of revenue, due to financial difficulties of USTN, a company that provided short duration advertising services (e.g., sponsored traffic reports).

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses increased 218% over the three months ended September 30, 2017, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $1.7 million and $0.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

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

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in other operating expenses of $3.6 million primarily due to an increase in expenses associated with operating a larger company after the Merger; (ii) an increase in compensation expense of $2.8 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; (iii) an increase in legal expenses of $1.3 million due to the increased level of professional services required of a larger company after the Merger; and (iv) an increase in non-cash compensation expense of $0.9 million due to the significant increase in equity awards assumed and unvested upon the Merger.

Corporate general and administrative expenses include non-cash compensation expense of $2.1 million and $1.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Integration Costs

Integration costs were incurred in 2018 as a result of the Merger. These costs primarily consist of ongoing costs related to effectively combining and incorporating CBS Radio into our operations.

Restructuring Charges

We incurred restructuring charges in 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges, costs to exit duplicative contracts and other charges.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Operating (Income) Expenses

During the three months ended September 30, 2018, we disposed of: (i) several radio stations in Sacramento, California and San Francisco, California; (ii) land and land improvements in Chicago, Illinois; (iii) a radio station in Philadelphia, Pennsylvania; (iv) land and land improvements and buildings in Los Angeles, California; and (v) land and land improvements and buildings in San Diego, California. As a result of this disposal activity, we recorded a gain in net gain/loss on sale or disposal of assets of $9.6 million.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $64.4 million; (ii) an increase in other operating (income) expenses of $10.7 million; and (iii) a decrease in merger and acquisition costs of $8.1 million.

Operating income decreased due to: (i) an increase in depreciation and amortization expense of $7.7 million; (ii) an increase in corporate, general and administrative expenses of $6.6 million; (iii) an increase in integration costs of $2.8 million; and (iv) an increase in restructuring charges of $0.9 million.

Interest Expense

In connection with the Merger, we assumed CBS Radio’s indebtedness on November 17, 2017. We incurred an additional $19.4 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increase in income before income taxes was largely attributable to: (i) an increase in net revenues, net of station operating expenses; (ii) a net increase in other operating (income) expenses; and (iii) a decrease in merger and acquisition costs. The increase in this activity was partially offset by increases in: (i) depreciation and amortization expenses; (ii) corporate, general and administrative expenses; (iii) integration costs; (iv) restructuring charges; and (v) net interest expense.

Income Taxes (Benefit)

For the three months ended September 30, 2018, the effective income tax rate was 30.7%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

For the three months ended September 30, 2017, the effective income tax rate was 41.5%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter. The effective tax rate for the quarter was primarily impacted by significant, non-deductible merger and acquisition costs related to the Merger.

Net Income (Loss) Available To The Company – Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit), and Income Taxes (Benefit).

Liquidity And Capital Resources

Refinancing – Entercom Indebtedness

Prior to the closing of the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under a credit agreement among CBS Radio, the guarantors named therein, and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”).

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

As of September 30, 2018, we had $1,320.0 million outstanding under the Term B-1 Loan and $205.0 million outstanding under the Revolver. In addition, we had $4.0 million in outstanding letters of credit and $41.0 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net Secured Leverage Ratio, as defined in the agreement. As of September 30, 2018, we had $200.2 million in cash and cash equivalents, exclusive of restricted cash. For the nine months ended September 30, 2018, we increased our outstanding debt by $52.0 million. As of September 30, 2018, our consolidated Net Secured Leverage Ratio was 3.7 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated total net debt. Absent any restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated total net debt, our consolidated Net Secured Leverage Ratio would have been 3.3 times.

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

As of September 30, 2018, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

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

Failure to comply with our financial covenant or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition. The acceleration of our debt could have a material adverse effect on our business. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt.

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

All of our subsidiaries, other than CBS Radio, jointly and severally guaranteed the Senior Notes.

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

The Former Senior Notes

In 2016, we issued a call notice to redeem our $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility. As a result of the full redemption of the Former Senior Notes with replacement indebtedness at a lower interest rate, the net interest expense incurred in the first three quarters of 2017 did not include the amortization of original issue discount (premium) of the Former Senior Notes.

Perpetual Cumulative Convertible Preferred Stock

As discussed above, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem the Preferred. As a result of this redemption, we removed the net carrying value of the Preferred from our books and did not pay dividends on our Preferred during the nine months ended September 30, 2018.

Operating Activities

Net cash flows provided by operating activities were $93.2 million and $25.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The cash flows from operating activities increased primarily due to an increase in net income available to the Company, excluding certain non-cash charges of $29.9 million and a decrease in net investment in working capital requirements of $37.9 million, primarily due to: (i) the acceleration of collections for accounts receivable acquired from the Merger; (ii) the timing of settlements of accrued expenses; and (iii) the timing of settlements of other long term liabilities.

Investing Activities

Net cash flows provided by investing activities were $153.4 million for the nine months ended September 30, 2018, which primarily reflect proceeds received from dispositions of assets and radio stations in the amount of $252.1 million, less: (i) cash paid to acquire a radio station in Philadelphia, Pennsylvania from Jerry Lee Radio, LLC (“Jerry Lee”) for $56.4 million in cash (the “Jerry Lee Transaction”); (ii) additions to property and equipment of $23.6 million; and (iii) cash paid to complete the acquisition of two radio stations in St. Louis, Missouri from Emmis Communications Corporation (“Emmis”) for a purchase price of $15.0 million (the “Emmis Acquisition”).

Net cash flows used in investment activities were $46.7 million for the nine months ended September 30, 2017, which primarily reflect: (i) cash paid to complete the acquisition of four radio stations in Charlotte, North Carolina from Beasley Broadcast Group, Inc. (“Beasley”) for $24.0 million (the “2017 Charlotte Acquisition”); (ii) additions to property and equipment of $12.1 million; and (iii) cash paid to acquire an interest in a privately held company of $9.7 million.

Financing Activities

Net cash flows used in financing activities were $10.4 million and $20.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

For the nine months ended September 30, 2018, the cash flows used in financing activities primarily reflect the increase of our net borrowings by $52.0 million which was offset by: (i) the payment of dividends on common stock of $37.4 million; and (ii) the payment for repurchases of common stock of $20.0 million.

For the nine months ended September 30, 2017, the cash flows used in financing activities primarily reflect the payment of common stock dividends of $16.6 million.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. We estimate quarterly dividend payments to approximate $12.5 million per quarter (without considering any further reduction in shares from our stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Senior Notes.

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter.

In addition to the quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017. This special one-time cash dividend approximated $7.8 million.

As discussed above, we retired our Preferred in full on November 17, 2017 and no further dividends were paid.

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

During the nine months ended September 30, 2018, we repurchased 1,833,200 shares of our Class A common stock at an aggregate average price of $10.57 per share for a total of $19.4 million. As of September 30, 2018, $69.9 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes

During the nine months ended September 30, 2018, we paid $18.8 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of our net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“Code”) Section 382. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2018 were $26.0 million. We anticipate that total capital expenditures in 2018 will be about $45 million. Included in the above estimate for the year are one-time capital expenditures of approximately $20 million for software and other technological capabilities related to the Merger that will allow us to operate more efficiently. Also, capital expenditures are higher in 2018 due to the relocation, consolidation and improvement of studio facilities in several of our larger markets. These expenditures will be funded primarily through the proceeds from sale of surplus property and cash available from landlords for tenant improvement allowances.

Contractual Obligations

As of September 30, 2018, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations, other than as described below.

During the third quarter of 2018, we disposed of certain property that we considered as surplus to our operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that serves as a qualified intermediary (“QI”) for tax purposes and that holds the net sales proceeds of $70.2 million as of September 30, 2018. We plan to use a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a variable interest entity (“VIE”) and is included in our consolidated financial statements as we are considered the primary beneficiary.

The use of a QI in a like-kind exchange enables us to effectively minimize our tax liability in connection with certain asset dispositions. As discussed in Note 11, Assets Held For Sale And Discontinued Operations, we sold: (i) a parcel of land in Chicago, Illinois during the third quarter of the current year for net proceeds of $45.5 million; and (ii) a former studio building in Los Angeles, California for net proceeds of $24.7 million. These net sales proceeds were deposited into the account of the QI to comply with Code Section 1031 requirements to execute a like-kind exchange and are reflected as restricted cash on our consolidated balance sheet as of September 30, 2018. Restrictions on these deposits will lapse prior to the end of the first quarter of 2019.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2018. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Radio Broadcasting Licenses And Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of September 30, 2018, we have recorded approximately $3,535.2 million in radio broadcasting licenses and goodwill, which represents 78% of our total assets at that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis. Our most recent impairment loss from annual testing to our broadcasting licenses was in 2012. Our most recent impairment loss to our goodwill was in 2017. As a result of our annual impairment testing during the second quarter of 2018, we did not recognize an impairment loss on our broadcasting licenses or goodwill.

In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, we consider several factors in determining whether it is more likely than not that the carrying value of our broadcasting licenses or goodwill exceeds the fair value of our broadcasting licenses or goodwill. Our qualitative analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which we operate, an increased competitive environment, a change in the market for our products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of our net assets; and (vii) a sustained decrease in our share price.

We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between our broadcasting licenses and goodwill’s fair value and carrying amount, including positive mitigating events and circumstances. As of September 30, 2018, our analysis indicated that an interim impairment test for our broadcasting licenses and goodwill was not required. We continue to monitor these factors. If events or circumstances change with respect to these factors, we may be required to conduct an interim impairment test and possibly recognize impairment charges, which may be material, in future periods.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

There were no events or circumstances since our second quarter annual broadcasting license impairment test that indicated an interim review of broadcasting licenses was required.

We perform our annual broadcasting license impairment test during the second quarter of each year.

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

Goodwill Impairment Test

There were no events or circumstances since our second quarter annual goodwill impairment test that indicated an interim review of goodwill was required.

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

Current Year Methodology

In connection with our current year annual goodwill impairment assessment, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or management’s estimates of future performance.

Prior Year Methodology

In connection with our prior year annual goodwill impairment assessment, we first assessed qualitative factors to determine whether it was necessary to perform a quantitative assessment for each reporting unit. These qualitative factors included, but were not limited to: (i) macroeconomic conditions; (ii) radio broadcasting industry considerations; (iii) financial performance of reporting units; (iv) Company-specific events; and (v) a sustained decreased in our share price.

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

Results

During the second quarter of the current year, our quantitative assessment indicated that the fair value of goodwill exceeded the carrying amount of goodwill allocated to the Company. Accordingly, we did not recognize an impairment charge during the second quarter of 2018.

During the second quarter of the prior year, our quantitative assessment indicated that the goodwill allocated to our Boston, Massachusetts market was impaired. The amount by which the carrying value exceeded fair value was larger than the amount of goodwill allocated to this specific reporting unit. As a result, we determined that the entire carrying amount of goodwill for this specific reporting unit was impaired and recorded an impairment loss during the second quarter of 2017 in the amount of $0.4 million.

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

As of September 30, 2018, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $13.2 million on an annual basis as our Term B-1 Loan provides for a minimum LIBOR floor; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of September 30, 2018.

Assuming LIBOR remains flat, interest expense in 2018 versus 2017 is expected to be higher due to: (i) the increase in our average outstanding indebtedness upon which interest is computed; and (ii) the addition of the fixed rate Senior Notes. The addition of the Senior Notes alone will result in an annual increase to interest expense of $29.0 million in 2018. We anticipate reducing our outstanding indebtedness upon which interest is computed, however, such reductions will not be sufficient to offset the overall increases in outstanding indebtedness. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments. As of September 30, 2018, there were no interest rate hedging transactions outstanding.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of September 30, 2018, we have investments in money market instruments of approximately $70.2 million, which are reflected on our balance sheet as restricted cash. We deposited proceeds from the sale of a parcel of land in Chicago, Illinois and proceeds from the sale of land and buildings in Los Angeles, California into accounts of a qualified intermediary (“QI”). We deposited the proceeds into an account of a QI to comply with Code Section 1031 requirements to execute a like-kind exchange. This process will allow us to effectively minimize our tax liability in connection with the gains recognized on these asset sales. The cash proceeds in the accounts of the QIs are invested in money market accounts. We do not believe that we have any material credit exposure with respect to these assets.

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

Changes In Internal Control Over Financial Reporting

On November 17, 2017, we completed the Merger with CBS Radio as described elsewhere in this report. The completion of this Merger had a material impact on our financial position, results of operations and cash flows from the date of acquisition through September 30, 2018. The Merger also resulted in significant changes to our internal control environment over financial reporting. We are in the process of integrating the systems of internal control over financial reporting and will report on our assessment of our internal controls over financial reporting for the combined entity in our next annual report.

We continue to integrate policies, processes, people, technology, and operations relating to this Merger, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of CBS Radio, there were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2018:

			(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share
Period (1)(2)
July 1, 2018 - July 31, 2018	669	$7.92	—	$69,946,034
August 1, 2018 - August 31, 2018	188	$7.55	—	$69,946,034
September 1, 2018 - September 30, 2018	—	$—	—	$69,946,034

Total	857		—

(1)

We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 669 shares at an average price of $7.92 in July 2018; and (ii) 188 shares at an average price of $7.55 in August 2018. These shares are included in the table above.

(2)

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended September 30, 2018.

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 8, 2018	/S/ David J. Field
	Name:	David J. Field
	Title:	Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 8, 2018	/S/ Richard J. Schmaeling
	Name:	Richard J. Schmaeling
	Title:	Executive Vice President - Chief Financial Officer (principal financial officer)