Form 10-K
period 2018-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2019-02-27
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2018, was $924,006,999 based on the closing price of $7.55 on the New York Stock Exchange on such date.

Class A common stock, $0.01 par value 137,731,485 shares outstanding as of February 15, 2019

(Class A shares outstanding includes 3,545,802 unvested and vested but deferred restricted stock units).

Class B common stock, $0.01 par value 4,045,199 shares outstanding as February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

i

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Entercom,” “we,” the “Company,” “us,” “our” and similar terms refer to Entercom Communications Corp. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under accounting guidance.

With respect to annual fluctuations within “Management’s Discussion And Analysis Of Financial Condition and Results Of Operations”, the designation of “nmf” represents “no meaningful figure.” This designation is reserved for financial statement line items with such an insignificant change in annual activity, that the fluctuation expressed as a percentage would not provide the users of the financial statements with any additional useful information.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Fall 2018 publication of Nielsen’s Radio Markets; Population, Rankings and Information.

In the practice of measuring the size of U.S. commercial broadcasting audiences, cume, short for “cumulative audience”, is a measure of the total number of consumers over a specified period.

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

We are a leading American media and entertainment company, with a cume of 170 million people each month, with coverage of close to 90% of persons 12+ in the top 50 U.S. markets through our premier collection of highly-rated, award-winning radio stations, digital platforms and live events. We are the number one creator of live, original, local audio content and the nation’s unrivaled leader in news and sports radio. We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across audio, digital and event platforms to deliver the power of local connection on a national scale. We have a nationwide footprint of radio stations including positions in all of the top 16 markets and 22 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.

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

In connection with the Reverse Morris Trust transaction, CBS commenced an exchange offer for the separation of its radio business to allow for the combination of CBS Radio and Entercom. CBS, certain of its subsidiaries and CBS Radio completed the following distributions and stock split (together referred to as the “Radio Reorganization”). At the time of the signing of the CBS Radio Merger Agreement on February 2, 2017, CBS Radio had two classes of common stock, the Radio Series 1 Common Stock, par value $0.01 per share (the “Radio Series 1 Common Stock”), and the Radio Series 2 Common Stock, par value $0.01 per share (the “Radio Series 2 Common Stock” and, together with the Radio Series 1 Common Stock, the “Radio Existing Common Stock”). As of February 2, 2017, CBS directly owned 100% of the equity of Westinghouse CBS Holding Company, Inc., a Delaware corporation (“Westinghouse”), Westinghouse directly owned 100% of the equity of CBS Broadcasting Inc., a New York corporation (“CBS Broadcasting”), and CBS Broadcasting directly owned 100% of the Radio Existing Common Stock. Prior to the consummation of the Final Distribution (defined below), CBS Broadcasting distributed all of the outstanding equity of CBS Radio to Westinghouse, and Westinghouse distributed all of the outstanding equity of CBS Radio to CBS. These distributions are referred to as the “Internal Distributions.”

Following completion of the Internal Distributions, CBS Radio: (i) took all necessary actions to ensure that Radio Series 1 Common Stock and the Radio Series 2 Common Stock were combined into a single class of common stock, par value $0.01 per share (the “Radio New Common Stock”); (ii) authorized the issuance of at least 101,407,494 shares of Radio New Common Stock; and (iii) effected a stock split of the outstanding shares of Radio New Common Stock, as a result of which, as of immediately prior to the effective time of the Final Distribution, 101,407,494 shares of Radio New Common Stock were issued and outstanding, all of which were owned directly by CBS (collectively, (i) through (iii), the “Stock Split”).

Prior to the effective time of the Merger, pursuant to a Master Separation Agreement entered into between CBS and CBS Radio (the “Separation Agreement” and, together with the Side Letter Agreement made as of February 2, 2017 by and among Entercom, Joseph M. Field, Marie Field, and David J. Field (the “Side Letter”) and the CBS Radio Merger Agreement, (the “Agreements”):

•

Certain subsidiaries of CBS consummated the Internal Distributions of all of the outstanding equity of CBS Radio that resulted in CBS Radio being a directly wholly owned subsidiary of CBS, and CBS Radio effected the Radio Reorganization, in each case on the terms and subject to the conditions set forth in the CBS Radio Merger Agreement and the Separation Agreement;

•

CBS consummated an offer to exchange (the “Exchange Offer”) all of the outstanding shares of Radio Common Stock for shares of Class B Common Stock of CBS, par value $0.001 per share (the “CBS Class B Common Stock”), then outstanding on the terms and subject to the conditions set forth in the CBS Radio Merger Agreement and the Separation Agreement; and

•

In the event that holders of CBS Class B Common Stock subscribed for less than all of the shares of Radio Common Stock in the Exchange Offer, CBS would distribute the remaining outstanding shares of Radio Common Stock on a pro rata basis to holders of CBS Class B Common Stock and Class A Common Stock of CBS, par value $0.001 per share (the “CBS Class A Common Stock” and, together with the CBS Class B Common Stock, the “CBS Common Stock”), whose shares of CBS Common Stock remain outstanding after consummation of the Exchange Offer, so that CBS would be treated for U.S. federal income tax purposes as having distributed all of the Radio Common Stock to its stockholders (the “Clean-Up Spin-Off”), considering for the purpose of calculating the pro rata distribution of Radio Common Stock pursuant to any Clean-Up Spin-Off, the CBS Class A Common Stock and CBS Class B Common Stock as a single class (collectively, the “Final Distribution”, and, together with the Internal Distributions, the “Distributions”), in each case on the terms and subject to the conditions set forth in the CBS Radio Merger Agreement and the Separation Agreement.

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

Our Digital and Live Events Platforms

Radio.com delivers scale by unifying the listening experience of our broad portfolio of stations, leading podcasts, shows and talent. Harnessing the power of our cume of 170 million people, this robust platform is delivering fast growth and deep engagement twenty-four hours a day, seven days a week.

Through our 45% investment in Cadence13, we are the number three podcaster in the U.S. market creating, distributing and monetizing premium, personality-based podcasts to our audiences with approximately 101 million monthly downloads.

We are a leading creator of live, original events, including large-scale concerts, intimate live performances with big artists on small stages, and crafted food and beverage events, all supported by Eventful, our digital local event discovery business with 27 million registered users and 3.5 million monthly unique visitors.

Our Strategy

Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver the best local radio content, events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. The principal components of our strategy are to: (i) continue to be America’s number one creator of live, original, local audio content by building strongly branded radio stations with highly compelling content; (ii) focus on delivering effective integrated marketing solutions for our customers that incorporate audio, digital and experiential assets and leverage our national scale and digital and live events platforms; (iii) assemble and develop the strongest market leading station clusters; (iv) drive a positive perception of radio as the nation’s number one reach and ROI medium; and (v) offer a great place to work, where the most talented high achievers can grow and thrive.

Source Of Revenue

The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.

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

FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($407,270 for a single violation, up to a maximum of $3,759,410 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints which have been submitted to the FCC of which we have not yet been notified.

Certain FCC rules regulate the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced.

Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $50,334.

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

Employees

As of February 5, 2019, we had 4,428 full-time employees and 3,198 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists (known as SAG-AFTRA). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East (known as WGAE) and Writers Guild of America West (known as WGAW). With respect to certain of our stations in our Chicago, New York City, and Philadelphia markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers (known as IBEW). We believe that our relations with our employees are good.

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

Our net revenues increased in 2018 as compared to the prior year primarily as a result of acquisitions made during 2017. Excluding the net revenues from those radio stations divested, exchanged or operated by third-parties as part of the Merger, net revenues were up in the low-single digits for the year ended December 31, 2018.

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

While we already compete in some of our markets with stations with similarly programmed formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to garner additional market share, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. Competing companies may be larger and/or have more financial resources than we do. There can be no assurance that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

We may be unable to effectively integrate our acquisitions, including the Merger with the CBS Radio business.

The integration of acquisitions involves numerous risks.

In particular, we now have significantly more sales, assets and employees than we did prior to the Merger. The integration process requires us to expend significant capital and expand the scope of our operations and financial systems. We have been required to devote a significant amount of time and attention to the process of integrating the operations of the CBS Radio business. There is a great degree of difficulty and management involvement inherent in that process, which is not yet complete. These difficulties include:

•	Continuing the integration process of the CBS Radio business while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before consummation of the Merger;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

•	CBS Radio’s performance in the past was well below others in the industry and we may not be able to improve their results;

•	retaining existing customers and attracting new customers;

•	the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Merger;

•	integrating two separate employee cultures;

•	attracting and retaining the necessary personnel for the combined company;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating accounting, finance, sales, billing, payroll, purchasing and regulatory compliance systems.

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

If any of the Internal Distributions or the Final Distribution does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the “Code”) or the Merger does not qualify as a tax-free “reorganization” under Section 368(a) of the Code, including as a result of actions taken in connection with the Internal Distributions, the Final Distribution or the Merger or as a result of subsequent acquisitions of shares of CBS, Entercom or CBS Radio, then CBS and/or holders of CBS Common Stock that received Radio Common Stock in the Final Distribution may be required to pay substantial U.S. federal income taxes, and, in certain circumstances, CBS Radio (now known as “Entercom Media Corp.”) and Entercom may be required to indemnify CBS for any such tax liability.

Stockholders of CBS generally will not recognize any gain or loss for U.S. federal income tax purposes as a result of the exchange offer or the Merger, except for any gain or loss attributable to the receipt of cash in lieu of fractional shares of Entercom Class A Common Stock received in the Merger. CBS received an opinion from Wachtell, Lipton, Rosen & Katz, counsel to CBS, that each of the Internal Distributions and the Final Distributions qualified as a tax-free transaction under Section 355 of the Code (the “Distribution Tax Opinion”).

It was intended that the Merger qualify as a “reorganization” within the meaning of Section 368(a) of the Code. It was a condition to Entercom’s obligation to complete the Merger that Entercom receive an opinion from Latham & Watkins LLP, counsel to Entercom, to the effect that the Merger be treated as a “reorganization” within the meaning of Section 368(a) of the Code, and it was a condition to CBS and CBS Radio’s obligations to complete the Merger that CBS receive an opinion from Wachtell, Lipton, Rosen & Katz, counsel to CBS, to the effect that the Merger be treated as a “reorganization” within the meaning of Section 368(a) of the Code (each such opinion, a “Merger Tax Opinion”).

The Separation Agreement provided that if the condition that the Distribution Tax Opinion be delivered is waived by CBS, then unless such condition cannot be met solely as a result of one or more events, facts or circumstances that are not within the control of CBS, CBS shall pay to Entercom the Tax Opinion Waiver Penalty. The “Tax Opinion Waiver Penalty” means a dollar amount equal to the product of (a) the sum of (i) the number of shares of CBS Common Stock subject to CBS options held by CBS Radio employees immediately prior to the effective time of the Merger and (ii) the number of CBS Restricted Stock Unit (“RSU”) awards held by a CBS Radio employee outstanding as of immediately prior to the effective time of the Merger, multiplied by (b) the Tax Opinion Waiver Ratio Impact, multiplied by (c) the volume-weighted average per share closing price of Entercom Class A Common Stock for the five consecutive trading days beginning 15 trading days prior to the date CBS publicly discloses that it has waived the condition regarding the Distribution Tax Opinion (the “Tax Opinion Waiver Date”), as listed on the NYSE (the “Entercom Unaffected Stock Value”). The “Tax Opinion Waiver Ratio Impact” means an amount equal to the greater of (a) (i) the quotient obtained by dividing the (A) volume-weighted average per-share closing price of CBS Class B Common Stock on the five trading days immediately prior to the date of the consummation of the Merger, as listed on the NYSE, by (B) volume-weighted average per-share closing price of Entercom Class A common Stock on the five trading days immediately following the date of the consummation of the Merger, as listed on the NYSE, minus (ii) (A) the volume-weighted average per-share closing price of CBS Class B Common Stock for the five consecutive trading days beginning 15 trading days prior to the Tax Opinion Waiver Date, as listed on the NYSE, divided by (B) the Entercom Unaffected Stock Value, or (b) zero.

The consummation of the separation of the radio business from the other businesses of CBS pursuant to the terms of the Separation Agreement (the “Separation” and, together with the other transactions contemplated in the Separation Agreement and the CBS Radio Merger Agreement, the “Transactions”) was conditioned on the receipt by CBS of the Distribution Tax Opinion and a Merger Tax Opinion and by Entercom of a Merger Tax Opinion and a copy of the Distribution Tax Opinion.

Entercom, CBS, CBS Radio and Merger Sub or their respective subsidiaries, in each case as applicable, have entered into certain other agreements relating to the Transactions and various interim and ongoing relationships between CBS, CBS Radio and Entercom.

To enable Entercom to manage an orderly transition in its operation of CBS Radio, CBS and Entercom entered into an agreement, pursuant to which CBS will provide certain services to Entercom in support of CBS Radio and Entercom will provide certain limited services to CBS for a period not to exceed twenty-four months following the consummation of the Transactions (the “Transition Service Agreement”).

CBS Local Digital Media operates CBS local websites, which combine local radio and television content within markets where both CBS Radio and CBS television stations operate. CBS and Entercom entered into an agreement, pursuant to which CBS Local Digital Media will continue to operate the digital presences for CBS Radio’s Sports and news Stations and CBS television stations (the “Joint Digital Sales Agreement”). The Joint Digital Sales Agreement represents a collaborative agreement between CBS and Entercom, providing for the sharing of revenues, costs and content, in connection with the operation of the CBS local websites.

Pursuant to an agreement executed by and between CBS Broadcasting, CBS Mass Media Corporation and other subsidiaries of CBS (together, the “Licensors”), Entercom Media Corp. and certain subsidiaries of Entercom Media Corp., as the licensees, Entercom Media Corp. will have the right to continue to use certain licensed trademarks and related property to operate various Entercom Media Corp. stations, subject to the terms and conditions of this license agreement (the “Trademark License Agreement (TV Station Brands)”). Pursuant to an agreement executed by and between CBS Broadcasting as licensor, CSTV Networks, Inc. d/b/a CBS Sports Network, on the one hand, and CBS Sports Radio Network Inc. and Entercom Media Corp., on the other hand as the licensees, the licensees will have the right to continue to use the CBS SPORTS RADIO trademark in connection with the CBS Sports Radio network and certain marketing and promotional uses (the “Trademark License Agreement (CBS SPORTS RADIO Brand)” and, together with the Trademark License Agreement (TV Station Brands), the “Trademark License Agreements”).

Concurrently with the execution of the CBS Radio Merger Agreement, Entercom and Joseph M. Field, who held a controlling voting interest in Entercom, entered into a Voting Agreement dated as of February 2, 2017 (the “Voting Agreement”). Pursuant to the Voting Agreement, Mr. Field committed to vote in favor of the issuance of shares of Entercom Class A Common Stock in the Merger, an amendment to Entercom’s Amended and Restated Articles of Incorporation (“Entercom Articles”) to provide that the Entercom board of directors will be classified after the Merger and not to tender into or vote for any alternative proposal for one year after the termination of the CBS Radio Merger Agreement (but only through the termination provisions as identified in the Voting Agreement).

Together, the Tax Matters Agreement (defined below), the Transition Service Agreement, the Joint Digital Services Agreement and the Trademark License Agreements are referred to as the “Ancillary Agreements.” The Ancillary Agreements together with the Voting Agreement, the Side Letter, CBS Radio Merger Agreement and the Separation Agreement, are referred to as the “Transaction Agreements”.

The opinions of counsel were based upon and relied on, among other things, current law, certain facts and assumptions, as well as certain representations, statements, and undertakings of CBS, CBS Radio (now Entercom Media Corp.), Entercom, and Merger Sub, including those relating to the past and future conduct of CBS, CBS Radio, Entercom, and Merger Sub. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if CBS, Entercom Media Corp., Entercom, or Merger Sub breaches any of its covenants in the Transaction Agreements, the opinions of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinions of counsel, the Internal Revenue Service (the “IRS”) could determine that the Final Distribution and/or the Merger should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations, statements or undertakings upon which the opinions of counsel were based are false or have been violated, or if it disagrees with the conclusions in the opinions of counsel. The opinions of counsel are not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.

If the Final Distribution fails to qualify as a transaction that is tax-free, for U.S. federal income tax purposes, under Section 355 of the Code, in general, CBS would recognize taxable gain as if it had sold the Radio Common Stock in a taxable sale for its fair market value, and holders of CBS Common Stock who received shares of Radio Common Stock in the Final Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Even if the Final Distribution were to otherwise qualify as a tax-free transaction under Section 355 of the Code, the Final Distribution or either Internal Distribution would be taxable to CBS (but not to CBS stockholders) pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership of either CBS or CBS Radio (including stock of Entercom after the Merger), directly or indirectly, as part of a plan or series of related transactions that include the Final Distribution or such Internal Distribution, as applicable. For this purpose, any acquisitions of CBS or CBS Radio stock (including stock of Entercom after the Merger) within the period beginning two years before the Final Distribution or such Internal Distribution, as applicable, and ending two years after the Final Distribution or such Internal Distribution, as applicable, are presumed to be part of such a plan, although CBS may be able to rebut that presumption. Further, for purposes of this test, the Merger will be treated as part of such a plan, but the Merger standing alone should not cause the Final Distribution or either Internal Distribution to be taxable to

CBS under Section 355(e) of the Code because pre-Merger holders of Radio Common Stock will hold at least 50.25% of the aggregate value of Entercom Common Stock and at least 50.25% of the aggregate voting power of Entercom Common Stock, in each case, immediately following the Merger. However, if the IRS were to determine that other acquisitions of CBS or CBS Radio stock (including stock of Entercom after the Merger), either before or after the Final Distribution or either Internal Distribution, were part of a plan or series of related transactions that included the Final Distribution or such Internal Distribution, as applicable, such determination could result in significant tax to CBS.

Under the agreement entered into by CBS, CBS Radio, and Entercom in connection with the Transactions, CBS Radio (and Entercom, if applicable) will be required to indemnify CBS against all or a portion of any taxes on the Internal Distributions and Final Distribution that arise as a result of certain actions or failures to act by Entercom or CBS Radio, certain events (or series of events) after the Transactions involving the stock or assets of CBS Radio or Entercom, or any breach by Entercom or, after the Transactions, CBS Radio of any representation or covenant made by them in the agreement (the “Tax Matters Agreement”) (a “disqualifying action”). If CBS were to recognize gain on either Internal Distribution or the Final Distribution for reasons not related to a disqualifying action by CBS Radio or Entercom, CBS would generally not be entitled to be indemnified under the Tax Matters Agreement and the resulting tax to CBS could have a material adverse effect on CBS. In addition, in certain circumstances, under the Tax Matters Agreement, CBS Radio (and Entercom) will be required to indemnify CBS against taxes on the Merger that arise as a result of a disqualifying action by CBS Radio or Entercom. If CBS were to recognize gain on the Merger for reasons not related to a disqualifying action by CBS Radio or Entercom, CBS would generally not be entitled to indemnification by CBS Radio (or Entercom) under the Tax Matters Agreement. If CBS Radio (or Entercom, if applicable) is required to indemnify CBS if the Final Distribution or the Merger is taxable, this indemnification obligation could be substantial and could have a material adverse effect on Entercom, including with respect to its financial condition and results of operations. In addition, even if Entercom and CBS Radio are not responsible for tax liabilities of CBS under the Tax Matters Agreement, CBS Radio nonetheless could be liable under applicable tax law for such liabilities if CBS were to fail to pay such taxes.

Entercom Media Corp. and Entercom may be affected by significant restrictions following the Transactions in order to avoid significant tax-related liabilities.

The Tax Matters Agreement generally prohibits Entercom Media Corp., Entercom and their affiliates from taking certain actions that could cause the Internal Distributions, the Final Distribution and the Merger to fail to qualify as tax-free transactions. In particular, for a two-year period following the date of the Final Distribution (the “Final Distribution Date”), except as described below, neither Entercom Media Corp. nor Entercom may:

•

enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Entercom Media Corp. or Entercom (taking into account the stock of CBS Radio acquired pursuant to the Merger);

•	redeem or repurchase any stock or stock rights, other than in certain open-market transactions;

•	amend its certificate of incorporation or take any other action affecting the relative voting rights of its capital stock;

•

merge or consolidate with any other person (other than pursuant to the Merger or mergers or consolidations that do not result in Entercom Media Corp. ceasing to exist as a corporation for U.S. federal income tax purposes);

•

take any other actions that would, when combined with any other direct or indirect changes in ownership of Entercom Media Corp. and Entercom capital stock (including pursuant to the Merger), have the effect of causing one or more persons to acquire stock comprising 50% or more of the vote or value of Entercom Media Corp. or Entercom, or would reasonably be expected to result in a failure to preserve the tax-free status of the Transactions;

•	cause Entercom Media Corp. to liquidate;

•	cause Entercom Media Corp. to discontinue the active conduct of certain of its businesses; or

•

sell, transfer or otherwise dispose of assets (including stock of subsidiaries) of certain of Entercom Media Corp.’s business beyond certain thresholds (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of Entercom Media corp. debt).

If Entercom Media Corp. (or Entercom, if applicable) intends to take any such restricted action, Entercom Media Corp. (or Entercom, if applicable) will be required to cooperate with CBS in obtaining an IRS ruling or an unqualified tax opinion satisfactory to CBS in its reasonable discretion to the effect that such action will not affect the status of any of the Internal Distributions, the Final Distribution or the Merger as tax-free transactions, unless CBS waives such requirement. However, if Entercom Media Corp. (or Entercom, if applicable) takes any of the actions above and such actions result in tax-related losses to CBS, then Entercom Media Corp. (or Entercom, if applicable) generally will be required to indemnify CBS for such losses, without regard to whether CBS has given Entercom Media Corp. and/or Entercom prior consent. In the event CBS does not receive a tax opinion from Wachtell, Lipton, Rosen & Katz concluding at a comfort level of “should” or higher that each of the Internal Distributions and the Final Distribution qualifies as a tax-free transaction under Section 355 of the Code or takes or fails to take, or permits any of its affiliates to take or fail to take, any action solely as a result of which (together with other actions or failures to act by CBS and its affiliates) either of the Internal Distributions and/or the Final Distribution would reasonably be expected to fail to qualify as tax-free transactions, then the restrictions set forth above shall not apply.

Due to these restrictions and indemnification obligations under the Tax Matters Agreement, Entercom may be limited in its ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in Entercom’s best interests. Also, Entercom’s potential indemnity obligation to CBS might discourage, delay or prevent a change of control during this two-year period that Entercom shareholders may consider favorable and its ability to pursue strategic transactions, equity or convertible debt financings, or other transactions that may otherwise be in Entercom’s best interests.

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

We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, severance and other potential employment-related costs, including payments that may be made to certain Entercom and former CBS Radio executives, filing fees, printing expenses and other related charges. There are also processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the Merger and the other operations contemplated by the CBS Radio Merger Agreement and continue to assess the magnitude of these costs, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

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

We pay royalties to song composers and publishers through performance rights organizations (“PROs”), currently American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI), SESAC, Inc. and Global Music Rights (“GMR”) for the performance of music on our radio stations and websites. The emergence of new PROs could increase the royalties that we pay. Although we pay royalties to record labels and recording artists for distributing music content online, we do not pay royalties to record labels or recording artists for terrestrial broadcasts of music on our radio stations. From time to time, Congress considers legislation that could require that radio broadcasters pay performance royalties on terrestrial broadcasts of music to record labels and recording artists. The proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. In addition, royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. Various independent record companies that claim to own the rights to several hundred sound recordings created prior to February 15, 1972 (the “Pre-1972 Recordings”) have sued several radio broadcasters (including CBS Radio) for allegedly infringing their exclusive right of public performance in certain states. In August 2015, CBS Radio was named as a defendant in two separate putative class action lawsuits in a federal court in each of California and New York for common law copyright infringement as well as related state law claims. In May 2016, the California court dismissed the California case against CBS Radio. In June 2016, the plaintiff record companies appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. In March 2017, the New York federal court dismissed the New York suit with prejudice. In the California case, the plaintiffs sought to certify a class action related to other pre-1972 recordings. The California trial court: (a) struck the class certification claims; and (b) granted summary judgment in CBS’ favor on the basis that CBS had publicly performed post-1972 digitally remastered recordings; those remastered recordings were derivative works sufficiently original to be copyrightable; and thus those works were governed exclusively by federal law, rather than California state law which governs the public performance of the original recordings. In August 2018, the Ninth Circuit reversed the District Court opinion. The Company filed a petition for rehearing en banc on September 18, 2018. That petition was denied, however, the original decision was amended in part. Following remand, the trial court entered a stay, pending the outcome of a separate case, Flo & Eddie, Inc. v. Pandora Media, Inc., in which the California Supreme Court will decide whether California law recognizes a public performance right for pre-1972 works. An adverse decision in the California case against the Company could impede our ability to broadcast or stream the Pre-1972 Recordings and/or increase our royalty payments, as well as expose the Company to liability for past broadcasts. New or increased royalty payments could increase our expenses, which could adversely impact our businesses, financial condition, results of operations and cash flows.

The failure to protect our intellectual property could adversely impact our business, financial condition and results of operations.

We have limited rights to use the trademark,” “CBS Sports Radio” and certain other trademarks owned by CBS, subject in each case to certain license agreements entered into upon consummation of the Merger. Certain trademarks may be limited to a period of no more than twelve months after the Merger. Any substantial failure to protect and enforce our intellectual property rights prior to the expiration of these rights to use Trademarks owned by CBS and its subsidiaries could adversely impact our business, financial condition and results of operations. In addition, early termination of the trademark licenses could result in our rebranding such trademarks before we are prepared to do so and could require that we spend significant unanticipated resources.

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

For 2018, we generated over 50% of our as reported net revenues in 10 of our 48 markets, which were Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York City, Philadelphia, San Francisco and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.

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

We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession, and the most recent impairment loss to goodwill and broadcasting licenses was recorded in the fourth quarter of 2018 as a result of an interim impairment assessment. As of December 31, 2018, our broadcasting licenses and goodwill comprised approximately 76% of our total assets. Subsequent to the annual impairment test conducted during the second quarter of 2018, we determined that a sustained decrease in our share price required us to conduct an interim impairment assessment on our broadcasting licenses and goodwill. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the interim impairment assessment. The interim impairment conducted during the fourth quarter of the current year indicated that the carrying value of our goodwill and broadcasting licenses exceeded their respective carrying amount. Accordingly, we recorded a $147.9 million impairment charge ($108.8 million, net of tax) on our broadcasting licenses and a $317.1 million impairment charge ($314.4 million, net of tax) on our goodwill in the fourth quarter of 2018. The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcast licenses and goodwill use significant unobservable inputs and reflect our own assumptions, including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.

We have significant obligations relating to our current operating leases.

As of December 31, 2018, we had future operating lease commitments of approximately $394.3 million that are disclosed in Note 20, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is operating or capital. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This change will apply to our leased assets such as real estate and broadcasting towers. While we are currently reviewing the effects of this guidance, we believe that this standard will have a material impact on our consolidated balance sheets but will not have a material impact on our consolidated statements of operations. We believe that this modification to operating leases would result in: (i) an increase in the ROU assets and lease liabilities reflected on our consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than one year; and (ii) no material change to the expense associated with the ROU assets. This guidance is effective for us as of January 1, 2019.

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

Cybersecurity threats could have a material adverse effect on our business

The use of our computers and digital technology in substantially all aspects of our business operations give rise to cybersecurity risks, including viruses or malware, physical or electronic intrusions and unauthorized access to our data. A cybersecurity attack could compromise confidential information. There can be no assurance that we, or the security systems we implement, will protect against all of these rapidly changing risks. A cybersecurity incident could increase our operating costs, disrupt our operations, harm our reputation, or subject us to liability under laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or on-going incidents that go undetected.

Cybersecurity breaches may increase our costs and cause losses.

Our security systems and processes, which are designed to protect information and prevent data loss and other security breaches, cannot provide absolute security. Cybersecurity breaches could result in an increase in costs related to redeveloping our systems, defending against litigation, responding to regulatory investigation, and other remediation costs associated with cybersecurity incidents.

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

We have substantial indebtedness. As of December 31, 2018, we had a senior secured credit agreement (the “Credit Facility”) of $1.5 billion outstanding that is comprised of: (a) a $1,291.7 million term B-1 loan (the “Term B-1 Loan”) and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $180.0 million was outstanding at December 31, 2018. In addition to the Credit Facility, we also have outstanding $400.0 million aggregate principal amount of 7.250% senior notes due October 2024 (the “Senior Notes”).

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

•	increase our vulnerability to and limit the flexibility in planning for, or reacting to, changes in our business, the industry in which we operate, the economy and government regulations;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit or prohibit our ability to pay dividends and make other distributions including share repurchases

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	expose us to the risk of increased interest rates as borrowing under the Term B-1 Loan and Revolver are subject to variable rates of interest; and

•	limit or prohibit our ability to borrow additional funds.

The undrawn amount of the Revolver was $64.1 million as of December 31, 2018. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2018, we would not be limited in these borrowings.

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

The Credit Facility and the Indenture governing the Senior Notes (the “Senior Notes Indenture”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our stock;

•	make investments or acquisitions;

•	sell, transfer or otherwise convey certain assets;

•	incur liens;

•	enter into Sale and Lease-Back Transactions (as defined in the Senior Notes Indenture);

•	enter into agreements restricting our ability to pay dividends or make other intercompany transfers

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with affiliates;

•	prepay certain kinds of indebtedness;

•	issue or sell stock; and

•	change the nature of our business.

As a result of our substantial indebtedness, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

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

The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net Secured Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times as of December 31, 2018. Under certain circumstances, the Consolidated Net Secured Leverage Ratio can increase to 4.5 times for a limited period of time.

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

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Media Corp., our 100% owned subsidiary, is the borrower under the Credit Facility. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of Entercom Media Corp. Entercom Media Corp.’s subsidiaries are all full and unconditional joint and several guarantors under the Credit Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing Entercom Media Corp.’s indebtedness obligations. Even if our subsidiaries elect to make distributions to us, there can be no assurance that applicable state law and contractual restrictions, including the restricted payments covenants contained in our Credit Facility, would permit such dividends or distributions.

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

As of December 31, 2018, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (i) the Term B-1 Loan would increase $12.9 million on an annual basis; and (ii) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2018.

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

As of February 15, 2019, Joseph M. Field, our Chairman Emeritus, beneficially owned 10,444,334 shares of our Class A common stock; and 3,295,949 shares of our Class B common stock, representing approximately 24.9% of the total voting power of all of our outstanding common stock. As of February 15, 2019, David J. Field, our Chairman, President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 3,485,135 shares of our Class A common stock and 749,250 shares of our Class B common stock, representing approximately 6.3% of the total voting power of all of our outstanding common stock. Joseph M. Field and David J. Field, beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.

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

As of December 31, 2018, we had approximately $394.3 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.

Our principal executive office is located at 401 E. City Avenue, Suite 809, Bala Cynwyd, Pennsylvania 19004, in 14,061 square feet of leased office space. This lease is due to expire on October 31, 2021. We have the ability, however, to vacate at any time, upon short notice. We expect to vacate the premises in the second half of 2019 as we are consolidating all of our operations in the Philadelphia radio market to operate more efficiently. Our future principal executive offices will be located at 2400 Market Street, Suite 400, Philadelphia, Pennsylvania 19103, in 67,031 square feet of leased office space, of which approximately half of the space is dedicated to principal executive offices. The new lease will expire 15 years from the date the leasehold is delivered, and includes several optional renewal periods.

ITEM 3.	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our business, financial position, results of operations or cash flows.

Broadcast Licenses

We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations is obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $407,270 for a single incident, with a maximum fine of up to $3,759,410 for a continuing violation.

Performance Fees

We incur fees from PROs to license our public performance of the musical works contained in each PRO’s repertoire. The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) entered into an industry-wide settlement with ASCAP that became effective January 1, 2017 for a five-year term; (ii)

is currently seeking reasonable industry-wide fees from BMI through rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC, Inc. to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) filed in November 2016 a motion in the U.S. District Court for the Eastern District of Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In January 2017, we obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license. This license, including several extensions, is expected to expire March 31, 2019.

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

Holders

As of February 15, 2019, there were approximately 568 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 33,500 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value. In connection with the Merger, we refinanced our then-outstanding indebtedness in the fourth quarter of 2017 and in the process we fully redeemed our outstanding perpetual cumulative convertible preferred stock (“Preferred”). As a result, there were no holders of our Preferred as of December 31, 2018 or December 31, 2017.

Dividends

Effective as of the second quarter of 2016 and continuing through the period prior to the Merger, our Board commenced an annual common stock dividend program of $0.30 per share, with payments that approximated $2.9 million per quarter. In addition to the quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017, which approximated $7.8 million.

On November 2, 2017, our Board approved an increase to the annual dividend program to $0.36 per share, with payments that approximated $12.4 million per quarter. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility and the Senior Notes.

In connection with the refinancing of our then-outstanding credit facility during the fourth quarter of 2017, the following funds were paid in November 2017 in order to fully redeem our Preferred: (i) $27.5 million to fully redeem the amount of Preferred previously outstanding; and (ii) $0.2 million in unpaid dividends through the redemption date. Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10% at the time of redemption. No further dividends on our Preferred were paid during 2018.

For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2018 that were not registered under the Securities Act.

Repurchases of Our Stock

The following table provides information on our repurchases of stock during the quarter ended December 31, 2018:

Maximum
			Total	Approximate
			Number	Dollar
			of Shares	Value of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period (1)	Purchased	Share	Programs	Programs
October 1, 2018 - October 31, 2018	—	$—	—	$69,946,034
November 1, 2018 - November 30, 2018 (1)(2)	1,393,999	$7.20	1,393,100	$59,918,176
December 1, 2018 - December 31, 2018 (1)	239	$6.53	—	$59,918,176

Total	1,394,238		1,393,100

(1)

We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 899 shares at an average price of $6.49 in November 2018; and (ii) 239 shares at an average price of $6.53 per share in December 2018.

(2)

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we purchased: (i) 1,393,100 shares at an average price of $7.20 in November 2018.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2018, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2018
	(a)	(b)	(c )
Number Of
	Number Of	Weighted	Securities
	Shares To Be	Average	Remaining
	Issued Upon	Exercise	Available For
	Exercise Of	Price Of	Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation
	Warrants	Warrants	Plans (Excluding
Plan Category	And Rights	And Rights	Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	755,210	$9.42	1,718,841

Total	755,210		1,718,841

(1)

On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board. The Board elected to forgo the January 1, 2016 increase in the shares available for grant. On November 30, 2017, we filed a registration statement on Form S-8 to register an additional 2,941,525 shares under the Plan. These additional shares were registered in order to address CBS equity compensation awards which were being converted to our awards in connection with the Merger. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2018 and January 1, 2017. As of December 31, 2018: (i) the maximum number of shares authorized under the Plan was 14.8 million shares; and (ii) 1.7 million shares remain available for future grant under the Plan. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2019 to 3.2 million shares.

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

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; (ii) a peer group index consisting of Urban One, Inc., Beasley Broadcast Group, Inc., and Saga Communications, Inc. (the “2018 Peer Group”); and (iii) a peer group index consisting of Emmis Communications Corp., Urban One, Inc., Beasley Broadcast Group, Inc. (“Beasley”), and Saga Communications, Inc. (the “2017 Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2013. The change in peer group resulted from the removal of Emmis Communications Corp. due to its radio station sales activities which significantly reduced the number of stations it operates and reduced the number of markets in which it maintains a presence.

Cumulative Five-Year Return Index Of A $100 Investment

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
Entercom Communications Corp.	100.00	115.70	106.85	148.01	109.41	60.61
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
2018 Peer Group	100.00	83.49	74.12	103.92	119.13	72.35
2017 Peer Group	100.00	80.10	61.39	85.56	97.13	61.88

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below, as of and for the year ended 2018 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2018, 2017 and 2016 and balance sheets as of December 31, 2018 and 2017 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2015 and 2014 and the balance sheets as of December 31, 2016, 2015 and 2014 are derived from financial statements not included herein.

Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill, adoption of new accounting standards, and other significant events.

Merger, Acquisition and Disposition Activities

•

In the third quarter of 2018, we sold eight radio stations in Sacramento, California, and San Francisco, California to Bonneville International Corporation (“Bonneville”) for $141.0 million in cash (the “Bonneville Transaction”), which resulted in a loss of approximately $0.2 million.

•

In the third quarter of 2018, we sold a radio station in Philadelphia, Pennsylvania for $38.0 million in cash (the “WXTU Transaction”) that resulted in a decrease in our net revenues and station operating expenses and a $4.4 million gain on the sale of assets.

•

In the third quarter of 2018, we acquired a radio station in Philadelphia, Pennsylvania for a purchase price of $57.5 million, less certain working capital and other credits (the “Jerry Lee Transaction”), which resulted in an increase in our net revenues and station operating expenses. We used proceeds from the WXTU Transaction and cash on hand to fund this acquisition.

•

In the second quarter of 2018, we acquired two radio stations in St. Louis, Missouri for a purchase price of $15.0 million in cash, which resulted in an increase in our net revenues and station operating expenses. We borrowed under our Revolver to fund this acquisition.

•

During the fourth quarter of 2017, we assigned assets to a trust, which subsequently entered into a time brokerage agreement (“TBA”) that allowed a third party to operate eight of our radio stations, which decreased our net revenues and station operating expenses and increased our TBA income.

•	We sold three radio stations in the fourth quarter of 2017 for $57.8 million that resulted in a decrease in net revenues and station operating expenses and a $2.6 million gain on the sale of assets.

•	In connection with the Merger with CBS Radio which closed in November 2017,

•

we acquired multiple radio stations, net of certain dispositions and radio station exchanges with other third parties, which significantly increased in 2018 and 2017 our net revenues, station operating expenses, depreciation and amortization expenses and interest expense. In addition, we issued 101,407,494 shares of our Class A Common Stock.

•

we incurred: (i) merger and acquisition costs, including legal, advisory services and professional fees of $3.0 million in 2018, $41.3 million in 2017 and $0.7 million in 2016; (ii) restructuring charges of $5.8 million in 2018 and $16.9 million in 2017; and (iii) integration costs of $25.4 million in 2018.

•

we refinanced our then-outstanding credit facility and retired our Preferred. As a result of this refinancing, we recognized a loss on extinguishment of indebtedness of approximately $4.1 million during 2017.

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

Impairment Loss

•

In the fourth quarter of 2018, we conducted an interim impairment assessment on our broadcasting licenses and goodwill. As a result of this assessment, we determined the carrying value of our broadcasting licenses and goodwill were impaired and recorded an impairment loss during the fourth quarter of 2018 in the amount of $465.0 million ($423.2 million net of tax). Of this amount, $147.9 million ($108.8 million, net of tax) of the impairment charge was attributed to the broadcasting licenses and $317.1 million ($314.4 million, net of tax) of the impairment charge was attributed to goodwill.

•

In the second quarter of 2018, we determined the carrying value of certain assets to be disposed to Bonneville exceeded their fair value. Based upon the agreed-upon price in the asset purchase agreement, we recorded a non-cash impairment charge of $25.6 million.

Other Activities

•	During 2018, we disposed of various non-core assets and recorded a gain of $7.4 million.

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

•	During 2016, we settled a legal claim with British Petroleum and recovered $2.3 million on a net basis after deducting certain related expenses. This amount was included in other income and expense.

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)
	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Net revenues	$1,462,567	$592,884	$464,771	$414,481	$380,376

Operating (income) expenses:
Station operating expenses, including non-cash compensation expense	1,099,278	443,512	323,270	290,814	259,771
Depreciation and amortization	44,288	15,546	9,793	8,419	7,794
Corporate general and administrative expenses	69,492	47,859	33,328	26,479	26,572
Integration costs	25,372	—	—	—	—
Restructuring charges	5,830	16,922	—	2,858	—
Impairment loss	493,988	952	254	—	—
Merger and acquisition costs	3,014	41,313	708	3,978	1,042
Other expenses related to financing	—	2,213	565	—	—
Net time brokerage agreement fees (income)	(918)	130	417	(1,285)	—
Net (gain) loss on sale or disposal of assets	(12,158)	11,853	(1,621)	(2,364)	(379)

Total operating expenses	1,728,186	580,300	366,714	328,899	294,800

Operating income (loss)	(265,619)	12,584	98,057	85,582	85,576
Other (income) expense:
Net interest expense	101,121	32,521	36,639	37,961	38,821
Other income	—	—	(2,299)	—	—
(Gain) loss on early extinguishment of debt	—	4,135	10,858	—	—
Net loss on investments	—	—	—	—	21

Total other expense	101,121	36,656	45,198	37,961	38,842

Income (loss) before income taxes (benefit)	(366,740)	(24,072)	52,859	47,621	46,734
Income taxes (benefit)	(4,153)	(257,085)	14,794	18,437	19,911

Net income available to the Company - continuing operations	(362,587)	233,013	38,065	29,184	26,823
Preferred stock dividend	—	(2,015)	(1,901)	(752)	—

Net income available to common shareholders - continuing operations	(362,587)	230,998	36,164	28,432	26,823
Income (loss) from discontinued operations, net of taxes (benefit)	1,152	836	—	—	—

Net income (loss) attributable to common shareholders	$(361,435)	$231,834	$36,164	$28,432	$26,823

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)
	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data (continued):

Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(2.63)	$4.49	$0.94	$0.75	$0.71

Income (loss from discontinued operations, net of taxes (benefit)	0.01	0.02	—	—	—

Net income (loss) per common share - basic	$(2.62)	$4.51	$0.94	$0.75	$0.71

Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(2.63)	$4.37	$0.91	$0.73	$0.69

Income (loss from discontinued operations, net of taxes (benefit)	0.01	0.02	—	—	—

Net income (loss) per common share - diluted	$(2.62)	$4.38	$0.91	$0.73	$0.69

Weighted average shares - basic	138,070	51,393	38,500	38,084	37,763

Weighted average shares - diluted	138,070	52,885	39,568	39,038	38,664

Cash Flows Data:
Cash flows related to:
Operating activities	$102,249	$29,112	$72,030	$64,790	$65,296

Investing activities	$141,478	$17,310	$495	$(91,744)	$(7,055)

Financing activities	$(85,636)	$(59,098)	$(34,851)	$4,583	$(38,932)

Other Data:
Common stock dividends declared and paid	$49,770	$29,296	$8,666	$—	$—

Cash dividends declared per common share	$0.360	$0.515	$0.225	$—	$—

Perpetual cumulative convertible preferred stock dividends declared and paid	$—	$2,574	$1,788	$413	$—

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$192,258	$34,167	$46,843	$9,169	$31,540
Total assets	4,020,358	4,539,201	1,076,233	1,022,108	926,615
Senior secured debt and other, including current portion	1,475,082	1,475,974	480,087	268,750	262,000
Senior unsecured notes, senior subordinated notes and other	414,158	416,584	—	218,269	217,929
Deferred tax liabilities and other long-term liabilities	635,150	717,356	119,759	109,251	89,904
Perpetual cumulative convertible preferred stock (mezzanine)	—	—	27,732	27,619	—
Total shareholders’ equity	1,334,260	1,764,360	393,374	361,450	329,021

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading American media and entertainment company, with a cume of 170 million people each month, with coverage close to 90% of persons 12+ in the top 50 U.S. markets through our premier collection of highly-rated, award-winning radio stations, digital platforms and live events. We are the number one creator of live, original, local audio content and the nation’s unrivaled leader in news and sports radio. We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across audio, digital and event platforms to deliver the power of local connection on a national scale. We have a nationwide footprint of radio stations including positions in all of the top 16 markets and 22 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.

On February 2, 2017, we and Merger Sub entered into the CBS Radio Merger Agreement with CBS and CBS Radio, pursuant to which Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary. In 2018, we changed the name of CBS Radio to Entercom Media Corp. The parties to the Merger believe that the Merger was tax-free to CBS and its shareholders. The Merger was effected through a stock-for-stock Reverse Morris Trust transaction.

In connection with the Reverse Morris Trust transaction, CBS commenced an exchange offer for the separation of its radio business to allow for the combination of CBS Radio and Entercom. In the exchange offer, CBS shareholders had the opportunity to exchange their shares of CBS Class B common stock for shares of CBS Radio common stock, which were immediately converted into the right to receive an equal number shares of Entercom Class A common stock upon completion of the Merger. Under the terms of the exchange offer, 5.6796 shares of CBS Radio common stock were exchanged for each share of CBS Class B common stock accepted in the offer. CBS accepted 17,854,689 of the tendered shares in exchange for 101,407,494 shares of CBS Radio common stock, which upon closing of the Merger were immediately converted into an equal number of whole shares of Entercom Class A common stock.

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

In 2018, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. We generated the balance of our 2018 revenues principally from network compensation, non-spot revenue, event marketing, e-commerce and our suite of digital products.

The majority of our revenue is recorded on a net basis, which is gross revenue less advertising agency commissions. Revenues from digital marketing solutions and e-commerce are reflected on a net basis when appropriate. Revenues from event marketing are reflected on a net basis when we are not the primary party hosting the event. The revenues are determined by the advertising rates charged and the number of advertisements broadcast. We maximize our revenues by managing the inventory of advertising spots available for broadcast, which can vary throughout the day but is fairly consistent over time.

Our most significant station operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.

You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2018 as compared to the prior year and a discussion of 2017 as compared to the prior year.

Results Of Operations

The year 2018 as compared to the year 2017

The following significant factors affected our results of operations for 2018 as compared to the prior year:

Merger with CBS Radio

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

Merger and Acquisition Costs

During the year ended December 31, 2018 and 2017, transaction costs were $3.0 million and $41.3 million, respectively, and were expensed as incurred.

Impairment Loss

The significant increase in impairment loss was primarily attributable to: (i) a $465.0 million impairment ($423.2 million net of tax) on our broadcasting licenses and goodwill recorded in the fourth quarter of 2018; and (ii) a non-cash impairment charge on assets which had previously been classified as held for sale.

Our annual goodwill impairment test conducted during the second quarter of 2017 indicated that the goodwill allocated to one of our markets was impaired. As a result, we wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Integration Costs and Restructuring Charges

Integration costs incurred, including transition services, consulting services and professional fees of $25.4 million were expensed as incurred during the year ended December 31, 2018 and are included in integration costs. During the year ended December 31, 2018 and 2017, restructuring charges, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs were $5.8 million and $16.9 million, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Other Operating (Income) Expenses

During the year ended December 31, 2018, we disposed of various non-core assets and certain radio stations and recorded a gain of $10.8 million in net gain/loss on sale or disposal of assets.

We recorded a $13.5 million loss in 2017 in net gain/loss on sale or disposal of assets as a result of permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature.

Other

Due to the tax legislation enacted during the fourth quarter of 2017, we recognized an income tax benefit from continuing operations of $291.5 million during the year ended December 31, 2017 due to the reduction to our effective tax rate and its impact on our deferred income taxes. Our income tax expense for 2018 was calculated using the reduced U.S. federal corporate tax rate of 21%.

In connection with the Merger, which closed on November 17, 2017, we refinanced our then-outstanding credit facility and redeemed our Preferred. As a result of the refinancing, we recognized a loss on extinguishment of indebtedness of approximately $4.1 million during the year ended December 31, 2017.

	YEARS ENDED DECEMBER 31,
	2018	2017	% Change
	(dollars in millions)
NET REVENUES	$1,462.6	$592.9	147%

OPERATING EXPENSE:
Station operating expenses	1,099.3	443.5	148%
Depreciation and amortization expense	44.3	15.5	186%
Corporate general and administrative expenses	69.5	47.9	45%
Integration costs	25.4	—	100%
Restructuring charges	5.8	16.9	(66%)
Impairment loss	494.0	1.0	nmf
Merger and acquisition costs	3.0	41.3	(93%)
Other expenses related to financing	—	2.2	(100%)
Other operating (income) expenses	(13.1)	12.0	(209%)

Total operating expense	1,728.2	580.3	198%

OPERATING INCOME (LOSS)	(265.6)	12.6	nmf

NET INTEREST EXPENSE	101.1	32.5	211%
OTHER (INCOME) EXPENSE	—	4.1	(100%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(366.7)	(24.0)	nmf

INCOME TAXES (BENEFIT)	(4.1)	(257.1)	98%

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(362.6)	233.1	(256%)
Preferred stock dividend	—	(2.0)	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(362.6)	231.1	(257%)
Income from discontinued operations, net of income taxes (benefit)	1.2	0.8	50%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(361.4)	$231.9	(256%)

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 147% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were up in the low-single digits for the year.

Excluding new markets and overlap markets, net revenues increased the most for our stations located in the Austin and Greenville markets.

Excluding new markets and overlap markets, net revenues decreased the most for our stations located in the Denver and Indianapolis markets.

Station Operating Expenses

The increase in station operating expenses was primarily attributable to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses increased 148% over prior year results, primarily due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses included non-cash compensation expense of $6.9 million and $1.7 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2018 primarily due to the acquisition of assets included in the Merger and an increase in capital expenditures. The increase in capital expenditures in 2018 was primarily due to the consolidation and relocation of several studio facilities in larger markets, an increase in our size and capital needs associated with the integration of common systems across the new markets.

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in compensation expense and benefits of $13.8 million due to an expanded workforce together with the hiring of additional corporate employees as a result of the Merger; and (ii) an increase in legal expense of $2.8 million due to the increased level of professional services required of a larger company after the Merger.

Corporate, general and administrative expenses included non-cash compensation expense of $8.3 million and $7.9 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Integration Costs

Integration costs were incurred in 2018 as a result of the Merger. These costs primarily consisted of expenses related to effectively combining and incorporating the CBS Radio business into our operations.

Restructuring Charges

We incurred restructuring charges in 2018 and 2017 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges, the abandonment of excess studio space in certain markets, costs to exit duplicative contracts and other charges and were expensed as incurred.

Impairment Loss

Our annual goodwill impairment test conducted during the second quarter of 2018 indicated that the fair value of our goodwill and broadcasting licenses exceeded their carrying value and there was no need for an impairment charge. Due to a sustained decline in our share price which occurred subsequent to the annual impairment test conducted in the second quarter of 2018, we determined that the changes in circumstances warranted an interim impairment assessment on our broadcasting licenses and goodwill during the fourth quarter of 2018.

In connection with an interim impairment assessment conducted in the fourth quarter of 2018, we determined our broadcasting licenses and goodwill were impaired. Accordingly, we recorded a $147.9 million impairment ($108.8 million, net of tax) on our broadcasting licenses and a $317.1 million impairment ($314.4 million, net of tax) on our goodwill.

In connection with the Merger, we entered into two local marketing agreements (“LMAs”) with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the agreed-upon price in the asset purchase agreement, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger and Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Operating (Income) Expenses

During the year ended December 31, 2017, we incurred a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. This activity was nonrecurring in nature.

During the year ended December 31, 2018, we disposed of: (i) several radio stations in Sacramento, California and San Francisco, California; (ii) land and land improvements in Chicago, Illinois; (iii) a radio station in

Philadelphia, Pennsylvania; (iv) land and land improvements and buildings in Los Angeles, California; (v) land and land improvements and buildings in San Diego, California; (vi) land and land improvements and a building in Dallas, Texas; (vii) land and land improvements and a building in Sacramento, California; and (viii) land and land improvements in Austin, Texas. As a result of these disposal activities, we recorded a net gain in net gain/loss on sale or disposal of assets of $10.0 million. Additionally, in connection with the purchase and sale of radio stations, we generated TBA income of $0.9 million during the year ended December 31, 2018. The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income

Operating income this year decreased primarily due to: (i) an increase in impairment loss of $493.0 million; (ii) an increase in depreciation and amortization expense of $28.7 million; (iii) an increase in integration costs of $25.4 million; and (iv) an increase in corporate, general and administrative expenses of $21.6 million.

These decreases in operating income were partially offset by: (i) an increase in net revenues, net of station operating expenses, of $213.9 million; (ii) a decrease in merger and acquisition costs of $38.3 million; (iii) a net increase in other operating income of $25.1 million; and (iv) a decrease in restructuring charges of $11.1 million.

Interest Expense

In connection with the Merger, we assumed CBS Radio’s (now Entercom Media Corp.’s) indebtedness on November 17, 2017. We incurred an additional $68.6 million of interest expense due to a significant increase in our net outstanding indebtedness upon which interest is computed. Assuming that LIBOR is flat, we expect interest expense to decrease in future periods as a result of the decrease in future outstanding indebtedness upon which interest is computed. We expect to use cash on hand and expected cash available from operations to reduce outstanding debt in future periods.

The weighted average variable interest rate for our credit facilities as of December 31, 2018 and 2017 was 5.2% and 4.2%, respectively.

Other (Income) Expense

In connection with the Merger, we refinanced our then outstanding pre-merger indebtedness in the fourth quarter of 2017 and recorded a loss on extinguishment of indebtedness of $4.1 million.

Income (Loss) Before Income Taxes (Benefit)

The generation of loss before income tax benefit was primarily attributable to increases in: (i) impairment losses; (ii) net interest expense; (iii) depreciation and amortization expenses; (iv) integration costs; and (v) corporate, general and administrative expenses. This activity was partially offset by: (i) an increase in net revenues, net of station operating expenses; (ii) a net increase in other operating (income) expenses; (iii) a decrease in merger and acquisition costs; and (iv) a decrease in restructuring charges.

Income Taxes (Benefit)

The effective income tax rate 1.1% for 2018. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company’s goodwill during the fourth quarter of 2018 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%.

The effective income tax rate from continuing operations for 2017 was significantly impacted by a $291.5 million income tax benefit that reduced our income tax expense. The TCJA was enacted on December 22, 2017, which contained significant changes to the U.S. Federal tax law, including a reduction in the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company recorded an estimated benefit from continuing operations of $291.5 million to adjust our deferred income tax balances as a result of the reduced corporate income tax rate. The estimated amounts are included as components of income tax expense from continuing operations.

Estimated Income Tax Rate For 2019

We estimate that our 2019 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 30% and 32%. We anticipate that we will be able to utilize certain net operating loss carryovers to reduce future payments of federal and state income taxes. We anticipate that our rate in 2019 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.

In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.

Net Deferred Tax Liabilities

As of December 31, 2018 and 2017, our total net deferred tax liabilities were $546.0 million and $609.8 million, respectively. The decrease in deferred tax liabilities was primarily the result of: (i) the recording of an impairment charge of $465.0 million on our broadcasting licenses and goodwill during the fourth quarter of 2018; and (ii) various sales of radio stations during 2018. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses and goodwill). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.

Income (Loss) From Discontinued Operations, Net of Income Taxes (Benefit)

Several stations acquired from CBS Radio, which were operated under a LMA, immediately met the criteria to be classified as held for sale. In addition, the results of operations for these stations were presented as discontinued operations as these stations were never expected to be operated by us. Amounts of net revenues, station operating expenses, depreciation and amortization and LMA income earned from these stations was not included in our income from continuing operations. The income generated from these stations during the period of the LMA, for the period from November 17, 2017 through September 21, 2018, is separately presented net of income taxes (benefit). The LMA terminated on September 21, 2018, upon the consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by us, as a condition to complete the Merger.

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

On January 6, 2017, we acquired four radio stations in Charlotte, North Carolina for $24.0 million in cash, using cash on hand to fund the acquisitions. We commenced operations under a TBA for three of the stations on November 1, 2016, and the fourth upon acquisition on January 6, 2017, which increased our net revenues, station operating expenses and depreciation and amortization expense.

During the fourth quarter of 2017, we assigned assets to a trust, which subsequently entered into a TBA that allowed a third party to operate eight of our radio stations, which decreased our net revenues and station operating expenses and increased our TBA income.

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

Our outstanding indebtedness upon which interest is computed increased significantly on November 17, 2017 as a result of the Merger and our assumption of CBS Radio’s (now Entercom Media Corp.’s) outstanding indebtedness.

In November 2016, we refinancing our outstanding former senior credit facility and retired our formerly outstanding Senior Notes. As a result of the refinancing, we recognized a loss on extinguishment of debt of approximately $10.9 million in 2016.

During the third quarter of 2016, we settled a legal claim with British Petroleum as a result of their Deepwater Horizon oil spill in the Gulf of Mexico that occurred in 2010 and recovered $2.3 million on a net basis after deducting certain related expenses. The claim was a result of lost business due to the oil spill. This amount was included in other income and expense.

	YEARS ENDED DECEMBER 31,
	2017	2016	% Change
	(dollars in millions)
NET REVENUES	$592.9	$464.8	28%

OPERATING EXPENSE:
Station operating expenses	443.5	323.3	37%
Depreciation and amortization expense	15.5	9.8	58%
Corporate general and administrative expenses	47.9	33.3	44%
Restructuring charges	16.9	—	100%
Impairment loss	1.0	0.2	400%
Merger and acquisition costs	41.3	0.7	nmf
Other expenses related to financing	2.2	0.6	267%
Other operating (income) expenses	12.0	(1.2)	nmf

Total operating expense	580.3	366.7	58%

OPERATING INCOME (LOSS)	12.6	98.1	(87%)

NET INTEREST EXPENSE	32.5	36.6	(11%)
OTHER (INCOME) EXPENSE	4.1	8.6	(52%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(24.0)	52.9	(145%)

INCOME TAXES (BENEFIT)	(257.1)	14.8	nmf

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	233.1	38.1	512%
Preferred stock dividend	(2.0)	(1.9)	(5%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	231.1	36.2	538%
Income from discontinued operations, net of income taxes (benefit)	0.8	—	100%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$231.9	$36.2	541%

Net Revenues

The increase in net revenues was primarily attributable to the Merger, net of certain divestitures and acquisitions through exchanges with third parties. Net revenues from the new stations together with our existing stations contributed to overall 28% growth over prior year results. Excluding the net revenues from these acquisitions and dispositions, net revenues were flat for the year.

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

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to: (i) an increase in non-cash equity compensation expense of $2.7 million, which includes the non-cash compensation expenses associated with the conversion of equity awards assumed in the Merger; (ii) an increase in compensation expense of $2.4 million due to an expanded workforce in anticipation of the Merger together with additional corporate employees added as a result of the Merger; (iii) an increase in consulting expenses of $2.2 million in connection with additional services provided related to the Merger; (iv) an increase in deferred compensation expense of $1.7 million as our deferred compensation liability generally tracks the movements in the stock market; and (v) certain contractual obligations of $1.3 million to a senior executive as a result of the non-renewal of an employment agreement.

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

Other Operating Income and Expenses

Other operating expenses increased primarily as a result of incurring a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger. Offsetting this loss, in the fourth quarter of 2017, we sold three radio stations in order to facilitate the Merger and recognized a gain of $2.6 million.

Operating Income

Operating income in 2017 decreased primarily due to: (i) an increase in merger and acquisition costs of $41.3 million in connection with the Merger; (ii) the recognition of a $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the license to the FCC for cancellation, in order to facilitate the Merger; (iii) an increase in restructuring charges as described above; (iv) an increase in station operating expenses for the reasons described above; and (v) an increase in corporate, general and administrative expenses for the reasons described above.

Interest Expense

Net interest expense decreased $4.1 million for the year. This decrease was primarily due to the decrease for the 2017 period prior to the Merger in our average outstanding interest rate on our average outstanding indebtedness upon which interest is computed as compared to 2016. The decrease in interest expense was due to the refinancing in the fourth quarter of 2016 of our senior secured credit facility with lower interest rates that replaced our former Senior Notes with higher interest rates.

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

The weighted average variable interest rate as of December 31, 2017 and 2016 was 4.2% and 4.5%, respectively.

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

Income (Loss) Before Income Taxes (Benefit)

The generation of income (loss) before income taxes (benefit) was largely attributable to: (i) the merger and acquisition costs and restructuring charges and transition services costs incurred in connection with the Merger; and (ii) the $13.5 million loss from permanently discontinuing the operation of one of our stations and returning the station’s license to the FCC for cancellation, in order to facilitate the Merger.

Income Taxes (Benefit)

The effective income tax rate from continuing operations for 2017 was significantly impacted by a $291.5 million income tax benefit that reduced our income tax expense. The TCJA, enacted on December 22, 2017, contained significant changes to U.S. federal tax law, including a reduction in the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company recorded an estimated benefit from continuing operations of $291.5 million to adjust our deferred income tax balances as a result of the reduced corporate income tax rate. The estimated amounts are included as components of income tax expense from continuing operations.

The effective income tax rate was 28.0% for 2016, which was impacted by: (i) discrete income tax benefits from the reversal of valuation allowances against net operating losses for certain single member states due to changes in future estimated income; (ii) the reversal of partial valuation allowances in certain single member states as a result of internal restructuring; and (iii) a retroactive decrease in deferred tax liabilities associated with non-amortizable assets such as broadcasting licenses and goodwill. Our income tax rate has been trending down as expenses for tax purposes have decreased due to the issuance to senior management of a higher percentage of awards that were fully deductible for tax purposes.

Income (Loss) From Discontinued Operations, Net of Income Taxes (Benefit)

Several stations acquired from CBS Radio, which were operated under an LMA, immediately met the criteria to be classified as held for sale. In addition, the results of operations for these stations are presented as discontinued operations as these stations are never expected to be operated by us. Amounts of net revenues, station operating expenses, depreciation and amortization and LMA income earned from these stations is not included in our income from continuing operations. The income generated from these stations during the period of the LMA through December 31, 2017, is separately presented net of income taxes (benefit).

Net Income (Loss) Available to the Company

The change in net income (loss) available to us was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes and Income Taxes (Benefit).

Future Impairments

We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value. Our annual impairment test of our broadcasting licenses and goodwill conducted in the second quarter of 2018 indicated that the fair value of our goodwill and broadcasting licenses exceeded their carrying value and there was no need to record an impairment charge.

Due to a sustained decline in our share price from the time of the annual impairment test conducted in the second quarter of 2018, we determined this triggering event warranted an interim impairment assessment on our broadcasting licenses and goodwill during the fourth quarter of 2018. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of this interim impairment tests conducted in the fourth quarter of 2018, we determined our broadcasting licenses and goodwill were impaired. Accordingly, we recorded a $147.9 million impairment ($108.8 million, net of tax) on our broadcasting licenses and a $317.1 million impairment ($314.4 million, net of tax) on our goodwill.

We may be required to retest prior to our next annual evaluation, which could result in an impairment.

Liquidity and Capital Resources

Refinancing – CBS Radio (Now Entercom Media Corp.) Indebtedness

In connection with the Merger, we assumed CBS Radio’s (now Entercom Media Corp.’s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio (now Entercom Media Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the senior notes (described below).

On March 3, 2017, CBS Radio entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount not to exceed $500 million. The Term B-1 Tranche is governed by the Credit Facility and will mature on November 17, 2024.

Immediately prior to the Merger, the Credit Facility was comprised of a revolving credit facility and a term B loan. On the closing date of the Merger and the refinancing, the term B loan was converted into the Term B-1 Tranche and both were simultaneously refinanced (the “Term B-1 Loan”).

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

Liquidity

Immediately following the refinancing activities described above, the Credit Facility, as amended, was comprised of a $250.0 million Revolver and a $1,330.0 million Term B-1 Loan.

As of December 31, 2018, we had $1,291.7 million outstanding under the Term B-1 Loan and $180.0 million outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit. As of December 31, 2018, we had $122.9 million in cash and cash equivalents, exclusive of restricted cash. In connection with our outstanding indebtedness, we have restrictions in the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.

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

The Credit Facility

The $250.0 million Revolver has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease based upon our Consolidated Net

Secured Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.25% or the prime rate plus 1.25%. In addition, the Revolver requires the payment of a commitment fee of 0.5% per annum on the unused amount. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $64.1 million as of December 31, 2018.

The Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The initial rate is at LIBOR plus 2.75%, or the Base Rate plus 1.75%. The Base Rate is the highest of: (a) the administrative agent’s prime rate; (b) the Federal Reserve Bank of New York’s Rate plus 0.5%; or (c) the LIBOR Rate plus 1.0%.

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

The Credit Facility has usual and customary covenants including, but not limited to, a senior secured leverage ratio, limitations on restricted payments and the incurrence of additional borrowings. Specifically, the Credit Facility requires us to comply with a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times. In the event that we consummate additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2018, our Consolidated Net Secured Leverage Ratio was 3.6 times.

As of December 31, 2018, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.

Failure to comply with our financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition.

The Former Credit Facility

On November 1, 2016, Entercom Communications Corp. and its wholly-owned subsidiary, Entercom Radio, LLC (“Radio”), entered into the Former Credit Facility with a syndicate of lenders for a $540 million Former Credit Facility, which was initially comprised of: (i) the $60 million Former Revolver that was set to mature on November 1, 2021; and (ii) the $480 million Former Term B Loan that was set to mature on November 1, 2023.

The Former Term B Loan amortized with: (i) equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Former Term B Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined within the agreement and was subject to incremental step-downs depending on the consolidated Leverage Ratio.

Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on October 17, 2024 in the amount of $400.0 million. The Senior Notes, which were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.

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

All of our existing subsidiaries, other than Entercom Media Corp., jointly and severally guaranteed the Senior Notes.

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

The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.

The Former Senior Notes

In 2016, we issued a call notice to redeem our $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility. As a result of the full redemption of the Former Senior Notes with replacement indebtedness at a lower interest rate, the net interest expense incurred in 2017 through the date of the Merger was reduced and does not include amortization of original issue discount of Former Senior Notes. This reduction in net interest expense was partially offset by the increase in net interest expense incurred from the closing date of the Merger through December 31, 2018 due to the significant increase in the amount of indebtedness outstanding.

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

In connection with an acquisition on July 16, 2015, we issued $27.5 million of Preferred that in the event of a liquidation, ranked senior to liquidation payments to our common shareholders. We incurred issuance costs, which were recorded as a reduction of the Preferred.

The Preferred was convertible by Lincoln Financial Media Company (“Lincoln”) into a fixed number of shares after a three-year waiting period, subject to customary anti-dilution provisions. At certain times (including the first three years after issuance), we could redeem the Preferred in cash at a price of 100%. The initial dividend rate on the Preferred was 6% and increased over time to 12%.

Operating Activities

Net cash flows provided by operating activities were $102.2 million and $29.1 million for 2018 and 2017, respectively. The cash flows from operating activities increased primarily due to an increase in net income available to the Company, as adjusted for non-cash charges and income tax benefits, of $99.5 million. This increase was partially offset by an increase in net investment in working capital of $36.1 million. The increase in net investment in working capital was primarily due to: (i) the timing of settlements of other long term liabilities; and (ii) the timing of settlements of accrued expenses.

Net cash flows provided by operating activities were $29.1 million and $72.0 million for 2017 and 2016, respectively. The cash flows from operating activities decreased primarily due to the increases in our merger and acquisition costs, restructuring costs and other costs and corporate, general and administrative expenses of $40.6 million, $16.9 million and $14.5 million, respectively.

This net decrease was partially offset by a $18.9 million decrease in net investment in working capital in 2017 as compared to 2016.

Investing Activities

For 2018, net cash flows provided by investing activities were $141.5 million, which primarily reflected the proceeds received from dispositions of assets and radio stations in the amount of $255.9 million, less: (i) cash paid to acquire a radio station in Philadelphia, Pennsylvania from Jerry Lee Radio, LLC (“Jerry Lee”) for $56.4 million in cash (the “Jerry Lee Transaction”); (ii) additions to property and equipment of $41.8 million; and (iii) cash paid to complete the acquisition of two radio stations in St. Louis, Missouri from Emmis Communications Corporation (“Emmis”) for a purchase price of $15.0 million (the “Emmis Acquisition”).

For 2017, net cash flows provided by investing activities were $17.3 million, which primarily reflected the proceeds of: (i) $57.8 million from the sales of three FM radio stations in Los Angeles, San Diego, and Wilkes Barre, (ii) $12.0 million in cash as partial consideration for an exchange of a radio station; and (iii) $3.0 million from the sale of a parcel of land in Atlanta. These proceeds were partially offset by: (i) cash paid to complete an acquisition in Charlotte, North Carolina of $24.0 million; (ii) additions to property, plant and equipment of $21.2 million; and (iii) $9.7 million of cash paid to acquire a preferred stock interest in a privately held company.

Financing Activities

For 2018, net cash flows used in financing activities were $85.6 million, which primarily reflect: (i) the payment of dividends on common stock of $49.8 million; and (ii) the payment for repurchases of common stock of $30.0 million.

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

Income Taxes

During 2018, we paid approximately $54.2 million in estimated federal and state income taxes.

For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Code. This ownership change will limit the utilization of our net operating losses (“NOLs”) for post-acquisition tax years. As a result, we commenced the payment of estimated federal, state and local taxes of approximately $2.0 million during the fourth quarter of 2017.

During 2016, we paid a nominal amount in income taxes (state income taxes) as we have benefited from the tax deductions available on acquired assets, which were primarily intangible assets such as broadcasting licenses and goodwill.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share from $0.30 per share, beginning with the dividend paid in the fourth quarter of 2017. We estimate quarterly dividend payments to approximate $12.4 million per quarter (after considering the reduction in shares from our stock buyback program in the fourth quarter of 2018). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility and the Senior Notes.

Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10%. On November 17, 2017, our Preferred was retired in full.

During the second quarter of 2016, we commenced an annual $0.30 per share common stock dividend program, with payments that approximated $2.9 million per quarter. In addition to a quarterly dividend, we paid a special one-time cash dividend of $0.20 per share of common stock on August 30, 2017, which was approximately $7.8 million.

See Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 10, Long-Term Debt, and Note 11, Perpetual Cumulative Convertible Preferred Stock, in the accompanying notes to our audited consolidated financial statements.

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

During the year ended December 31, 2018, we repurchased 3,226,300 shares of our Class A common stock at an aggregate average price of $9.11 per share for a total of $29.4 million. As of December 31, 2018, $59.9 million is available for future share repurchase under the 2017 Share Repurchase Program.

Capital Expenditures

Capital expenditures for 2018, 2017 and 2016 were $41.8 million, $21.2 million and $7.6 million, respectively.

Credit Rating Agencies

On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations

The following table reflects a summary of our contractual obligations as of December 31, 2018:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,353,893	$91,169	$181,258	$359,873	$1,721,593
Operating lease obligations (2)	394,318	51,375	97,351	79,687	165,905
Purchase obligations (3)	549,917	221,180	207,414	103,756	17,567
Other long-term liabilities (4)	635,150	12,409	18,449	13,166	591,126

Total	$3,933,278	$376,133	$504,472	$556,482	$2,496,191

(1)	The total amount reflected in the above table includes principal and interest.

a.

Our Credit Facility had outstanding indebtedness in the amount of $1,291.7 million under our Term B-1 Loan and $180.0 million outstanding under our Revolver as of December 31, 2018. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.

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

(4)

Included within total other long-term liabilities of $635.2 million are deferred income tax liabilities of $546.0 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 15, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2018 and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

During 2018, we disposed of certain property that we considered as surplus to our operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that serves as a qualified intermediary (“QI”) for tax purposes and that held the net sales proceeds of $70.2 million from these transactions. As of December 31, 2018, the balances in the account of the QI is $69.4 million and these amounts are reflected as restricted cash on our balance sheet. We plan to use a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a variable interest entity (“VIE”) and is included in our consolidated financial statements as we are considered the primary beneficiary.

The use of a QI in a like-kind exchange enables us to effectively minimize our tax liability in connection with certain asset dispositions. As discussed in Note 19, Assets Held For Sale And Discontinued Operations, we sold: (i) a parcel of land in Chicago, Illinois during the third quarter of the current year for net proceeds of $45.5 million; and (ii) a former studio building in Los Angeles, California for net proceeds of $24.7 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and are reflected as restricted cash on our consolidated balance sheet as of December 31, 2018. Restrictions on these deposits will lapse prior to the end of the first quarter of 2019.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2018. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Market Capitalization

As of December 31, 2018 and 2017, our total equity market capitalization was $813.8 million and $1,535 million, respectively, which was $520.5 million lower and $229.4 million lower, respectively, than our book equity value on those dates. As of December 31, 2018 and 2017, our stock price was $5.71 per share and $10.80 per share, respectively. Due to a sustained decrease in our share price, we conducted an interim impairment test on our broadcasting licenses and goodwill during the fourth quarter of 2018. Refer to the sections below for additional information.

Intangibles

As of December 31, 2018, approximately 76% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.

Impact On Future Revenues And Advertising Network Services

We had a relationship with United States Traffic Network (“USTN”), a vendor that provided short duration advertising network services (e.g., sponsored traffic reports) and guaranteed revenue to the Company. On April 27, 2018, we executed a series of agreements (the “April 27, 2018 agreements”) with USTN which replaced outstanding accounts receivable from USTN with a senior secured note and an equity interest in USTN. On June 30, 2018, we entered into an agreement to acquire USTN by the end of July 2018, subject to certain closing conditions. The closing conditions were not met by USTN and we did not complete this transaction. On July 30, 2018, USTN filed a lawsuit against the Company seeking damages. On July 31, 2018, USTN failed to make required payments due under the April 27, 2018 agreements. On August 6, 2018, we notified USTN of its default and accelerated all amounts due. On September 6, 2018, USTN filed a motion to dismiss its own lawsuit, with prejudice.

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

Revenue Recognition

In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. We adopted the amended accounting guidance for revenue recognition on January 1, 2018 using the modified retrospective transition method. As a result, we changed our accounting policy for revenue recognition. Refer to Note 4, Revenue, included elsewhere in this report for additional information. Except for this change, we consistently applied our accounting policies to all periods presented in these consolidated financial statements.

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

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts on an ongoing basis. We establish our allowance for doubtful accounts based upon our collection experience and the assessment of the collectability of specific amounts. Our historical estimates have been a reliable method to estimate future allowances.

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

We expect our effective tax rate, before discrete items, changes in the valuation allowance, the tax expense associated with non-amortizable assets and impairment losses, to be between 30% and 32%. We also have certain NOLs to utilize that will be available to reduce the amount of cash taxes payable in future years. This rate reflects a reduction in the federal corporate income tax rate to 21% beginning in 2018 as a result of the enactment of the TCJA.

In 2018, our tax rate was 1.1%. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on our goodwill during the fourth quarter of 2018 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an income tax benefit resulting from the TCJA that was enacted on December 22, 2017, which reduced the federal corporate tax rate from the previous rate of 35% to 21%.

The income tax rate in 2017 of (1068.0%) was significantly impacted by an income tax benefit related to TCJA legislation enacted in December 2017, which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate income tax rate of 21%.

The income tax rate in 2016 of 28.0% was lower due to certain discrete income tax benefits.

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

We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% change in our estimated tax rate as of December 31, 2018 would be a change in income tax benefit, and a change in net income available to common shareholders of $3.7 million. This change in income tax benefit would result in a change of $0.03 to net income available to common shareholders per basic and diluted share for 2018.

Radio Broadcasting Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2018, we recorded approximately $3,056 million in radio broadcasting licenses and goodwill, which represented approximately 76% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.

Prior to 2018, our most recent impairment loss to our broadcasting licenses was in 2012 and our most recent impairment loss to our goodwill was in 2017. As a result of our annual impairment test during the second quarter of 2018, we did not recognize an impairment loss on our broadcasting licenses or goodwill.

The annual impairment test in 2018 did not include the broadcasting licenses or goodwill acquired in the Jerry Lee Transaction during the third quarter of 2018. For the station acquired in the Jerry Lee Transaction, similar valuation techniques that were used in the annual impairment testing process were applied to the valuation of the broadcasting licenses and goodwill under purchase price accounting. The valuation of the acquired broadcasting licenses and goodwill approximates the fair value.

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

Subsequent to the annual impairment test conducted during the second quarter of 2018, we continued to monitor these factors listed above and determined that a sustained decrease in our share price required us to conduct an interim impairment assessment on our broadcasting licenses and goodwill. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of our interim impairment assessment conducted in the fourth quarter of 2018, we recorded a $147.9 million impairment ($108.8 million, net of tax) on our broadcasting licenses and a $317.1 million impairment ($314.4 million, net of tax) on our goodwill. The interim impairment assessment conducted on our broadcasting licenses and goodwill in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.

We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test

We perform our annual broadcasting license impairment test by evaluating our broadcasting licenses for impairment at the market level using the Greenfield method.

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

Assumptions and Results – Broadcasting Licenses

The following table reflects the estimates and assumptions used in the interim impairment test conducted in the fourth quarter of the 2018 and the annual impairment test conducted in the second quarter of 2018 as compared to the second quarter of 2017, the date of the most recent prior impairment test:

	Estimates And Assumptions
	Fourth	Second	Second
	Quarter	Quarter	Quarter
	2018	2018	2017
Discount rate	9.00%	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 37%	22% to 37%	19% to 40%
Long-term revenue growth rate range of the Company’s markets	0.0% to 0.9%	0.5% to 1.0%	1.0% to 2.0%

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses; however, these estimates and assumptions could be materially different from actual results.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected on the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

The table below: (i) includes the station acquired in the Jerry Lee Transaction; (ii) excludes the station divested in the WXTU Transaction; and (iii) reflects the $147.9 million impairment ($108.8 million, net of tax) recorded on the broadcasting licenses in the fourth quarter of 2018. This table presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2018 for 44 units of accounting (44 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Four of our 48 markets that were subject to testing are considered immaterial.

Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of December 31, 2018
	Based Upon the Valuation as of December 31, 2018
	Percentage Range by Which Fair Value Exceeds the Carrying Value
		Greater	Greater	Greater
	0% To	Than 5%	Than 10%	Than
	5%	To 10%	To 15%	15%
Number of units of accounting	22	4	2	16
Carrying value (in thousands)	$1,458,968	$388,281	$142,308	$525,158

Broadcasting Licenses Valuation at Risk

After the interim impairment test conducted on our broadcasting licenses in the fourth quarter of 2018, the results indicated that there were 26 units of accounting where the fair value exceeded their carrying value by 10% or less. As stated above, this figure includes the impact of: (i) the addition of broadcasting licenses in the Jerry Lee Transaction; (ii) the disposition of broadcasting licenses in the WXTU Transaction; and (iii) the impairment charge recorded in the fourth quarter of 2018. In aggregate, these 26 units of accounting have a carrying value of $1,847.2 million. As a result of the $147.9 million impairment ($108.8 million, net of tax) booked in the fourth quarter of 2018, we wrote down the carrying value of our broadcasting licenses in 22 markets. As a result, the percentage by which fair value of our broadcasting licenses exceeds carrying value is 0% in 22 of our 48 markets. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.

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

Following our Merger with CBS Radio in November 2017, our radio broadcasting operations increased from 28 radio markets to 48 radio markets. In response to the realignment in our operating segments and reporting units, we considered whether the event represented a triggering event for the interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the current year annual impairment testing described below, we made an evaluation, based on factors such as each reporting unit’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of our reporting units exceeded their carrying values at the time of the realignment.

Current Year Methodology

In connection with our current year annual and interim goodwill impairment assessment, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. We believe that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or our estimates of future performance.

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

To determine the fair value, we used a market approach and, when appropriate, an income approach in computing the fair value of each reporting unit. The market approach calculated the fair value of each market’s radio stations by analyzing recent sales and offering prices of similar properties expressed as a multiple of cash flow. The income approach utilized a discounted cash flow method by projecting the subject property’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. We believe that these approaches are commonly used and appropriate methodologies for valuing broadcast radio stations. Factors contributing to the determination of the reporting unit’s operating performance were historical performance and/or our estimates of future performance.

Assumptions and Results - Goodwill

The following table reflects certain key estimates and assumptions used in the interim impairment test conducted in the fourth quarter of 2018 and the annual impairment test conducted in the second quarter of 2018 as compared to the second quarter of 2017, the date of the most recent prior annual impairment test:

	Estimates And Assumptions
	Fourth	Second	Second
	Quarter	Quarter	Quarter
	2018	2018	2017
Discount rate	9.00%	9.00%	9.25%
Market multiple used in the market valuation approach	not applicable	not applicable	7.5x to 8.0x

We believe we have made reasonable estimates and assumptions to calculate the fair value of our goodwill; however, these estimates and assumptions could be materially different from actual results.

During the second quarter of the current year, our quantitative assessment indicated that the fair value of goodwill exceeded the carrying amount of goodwill allocated to the Company. Accordingly, we did not recognize an impairment charge during the second quarter of 2018.

All of our goodwill, with the exception of the goodwill acquired in the Jerry Lee Transaction during the third quarter of the current year, was subject to the annual impairment test conducted in the second quarter of the current year. For the station acquired in the Jerry Lee Transaction, similar valuation techniques that were used in the annual impairment testing process were applied to the valuation of the goodwill under purchase price accounting. The valuation of the acquired goodwill approximates fair value.

If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

Goodwill Valuation At Risk

The second quarter 2018 impairment test of our goodwill indicated that the fair value exceeded the carrying value. After the interim impairment test conducted on our goodwill in the fourth quarter of 2018, the results indicated that the carrying value of goodwill exceeded the fair value. As a result of the $317.1 million goodwill impairment ($314.4 million, net of tax) booked in the fourth quarter of 2018, the percentage by which fair value of our goodwill exceeds carrying value is 0%.

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

Sensitivity of Key Broadcasting Licenses and Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our broadcasting licenses and goodwill using the income approach during the fourth quarter of 2018, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results of		Results of
	Long-Term	Results of	Weighted
	Revenue	Operating	Average
	Growth	Profit	Cost of
	Rate	Margin	Capital
	Decrease	Decrease	Increase
(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$287,284	$206,186	$384,763

Goodwill (2)
Incremental goodwill impairment	$227,374	not applicable	$303,096

(1)	Each assumption used in the sensitivity analysis is independent of the other assumptions.
(2)

The sensitivity goodwill analysis is computed using data from testing goodwill using the income approach under step 1. The goodwill valuation is based on discrete projections of revenue and expenses. As such, the operating performance cash flow margin is a derived result rather than an input. Accordingly, computation of a change in this figure is not applicable.

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

See Note 6, Intangible Assets and Goodwill, in the accompanying notes to our audited consolidated financial statements, for a discussion of intangible assets and goodwill.

For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this annual report. Note 2 to our audited consolidated financial statements contains several other policies, including policies governing the timing of revenue and expense recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments. In addition, for further discussion of new accounting policies that were effective for us on January 1, 2018, see the new accounting standards under Note 2, Significant Accounting Policies, to the accompanying notes to our audited consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our variable rate senior indebtedness (the Term B-1 Loan and Revolver).

If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2018, our interest expense on: (i) our Term B-1 Loan would increase $12.9 million on an annual basis; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2018. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

Assuming LIBOR remains flat, interest expense in 2019 versus 2018 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.

As of December 31, 2018, there were no interest rate hedging transactions outstanding.

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

From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of December 31, 2018, we have investments in money market instruments of approximately $69.4 million, which are reflected on our balance sheet as restricted cash. We deposited proceeds from the sale of a parcel of land in Chicago, Illinois and proceeds from the sale of land and buildings in Los Angeles, California into accounts of a QI. We deposited the proceeds into an account of a QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange. This process will allow us to effectively minimize our tax liability in connection with the gains recognized on these asset sales. The cash proceeds in the accounts of the QIs are invested in money market accounts. We do not believe that we have any material credit exposure with respect to these assets.

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

Changes in Internal Control over Financial Reporting

On November 17, 2017, we completed the Merger with CBS Radio as described elsewhere in this report. The completion of this Merger had a material impact on our financial position, results of operations and cash flows from the date of acquisition through December 31, 2018. The Merger also resulted in significant changes to our internal control environment over financial reporting.

During our most recent fiscal quarter ended December 31, 2018, we completed the process of integrating CBS Radio’s systems of internal control over financial reporting into our internal control over financial reporting structure. We included these newly incorporated controls in our evaluation of internal control over financial reporting and related disclosure controls and procedures.

Other than incorporating CBS Radio as mentioned above, there has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

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

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2019 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entercom Communications Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018 and the manner in which it accounts for stock-based compensation in 2017.

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

February 27, 2019

We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	DECEMBER 31,	DECEMBER 31,
	2018	2017
ASSETS:
Cash	$122,893	$34,167
Restricted cash	69,365	—
Accounts receivable, net of allowance for doubtful accounts	342,766	341,989
Prepaid expenses, deposits and other	25,205	24,347

Total current assets	560,229	400,503
Investments	11,205	9,955
Net property and equipment	317,030	346,507
Radio broadcasting licenses	2,516,625	2,649,959
Goodwill	539,469	862,000
Assets held for sale	19,603	212,320
Other assets, net of accumulated amortization	56,197	57,957

TOTAL ASSETS	$4,020,358	$4,539,201

LIABILITIES:
Accounts payable	$1,858	$598
Accrued expenses	58,449	76,565
Other current liabilities	118,438	107,561
Long-term debt, current portion	—	13,319

Total current liabilities	178,745	198,043

Long-term debt, net of current portion	1,872,203	1,859,442
Deferred tax liabilities	545,982	609,789
Other long-term liabilities	89,168	107,567

Total long-term liabilities	2,507,353	2,576,798

Total liabilities	2,686,098	2,774,841

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 137,180,213 in 2018 and 139,675,781 in 2017	1,372	1,397
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2018 and 2017	40	40
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,693,512	1,737,132
Retained earnings (accumulated deficit)	(360,664)	25,791

Total shareholders’ equity	1,334,260	1,764,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,020,358	$4,539,201

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
NET REVENUES	$1,462,567	$592,884	$464,771

OPERATING EXPENSE:
Station operating expenses	1,099,278	443,512	323,270
Depreciation and amortization expense	44,288	15,546	9,793
Corporate general and administrative expenses	69,492	47,859	33,328
Integration costs	25,372	—	—
Restructuring charges	5,830	16,922	—
Impairment loss	493,988	952	254
Merger and acquisition costs	3,014	41,313	708
Other expenses related to financing	—	2,213	565
Net time brokerage agreement (income) fees	(918)	130	417
Net (gain) loss on sale or disposal of assets	(12,158)	11,853	(1,621)

Total operating expense	1,728,186	580,300	366,714

OPERATING INCOME (LOSS)	(265,619)	12,584	98,057

NET INTEREST EXPENSE	101,121	32,521	36,639

Net (gain) loss on extinguishment of debt	—	4,135	10,858
Net recovery of a claim	—	—	(2,299)

OTHER (INCOME) EXPENSE	—	4,135	8,559

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(366,740)	(24,072)	52,859

INCOME TAXES (BENEFIT)	(4,153)	(257,085)	14,794

NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(362,587)	233,013	38,065
Preferred stock dividend	—	(2,015)	(1,901)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(362,587)	230,998	36,164
Income from discontinued operations, net of income taxes (benefit)	1,152	836	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(361,435)	$231,834	$36,164

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED

Net income (loss) from continuing operations per share available to common shareholders - Basic and Diluted	$(2.63)	$4.49	$0.94

Net income (loss) from discontinued operations per share available to common shareholders - Basic and Diluted	$0.01	$0.02	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED	$(2.62)	$4.51	$0.94

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$(2.63)	$4.37	$0.91

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$0.01	$0.02	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$(2.62)	$4.38	$0.91

WEIGHTED AVERAGE SHARES:
Basic	138,069,608	51,392,899	38,500,495

Diluted	138,069,608	52,885,156	39,568,062

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(amounts in thousands, except share data)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2015	32,480,551	$325	7,197,532	$72	$611,754	$(250,701)	$361,450
Net income (loss) available to the Company	—	—	—	—	—	38,065	38,065
Compensation expense related to granting of stock awards	1,095,759	11	—	—	6,528	—	6,539
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	31,933	—	—	—	379	—	379
Exercise of stock options	134,238	1	—	—	264	—	265
Purchase of vested employee restricted stock units	(232,297)	(2)	—	—	(2,266)	—	(2,268)
Payment of dividends on common stock	—	—	—	—	(8,666)	—	(8,666)
Payment of dividends on preferred stock	—	—	—	—	(1,788)	—	(1,788)
Dividend equivalents, net of forfeitures	—	—	—	—	(602)	—	(602)

Balance, December 31, 2016	33,510,184	335	7,197,532	72	605,603	(212,636)	393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	9,567
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	182
Exercise of stock options	8,250	—	—	—	42	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	5,112

Balance, December 31, 2017	139,675,781	1,397	4,045,199	40	1,737,132	25,791	1,764,360
Net income (loss) available to the Company	—	—	—	—	—	(361,435)	(361,435)
Compensation expense related to granting of stock awards	895,834	9	—	—	15,140	—	15,149
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	228,227	2	—	—	1,426	—	1,428
Exercise of stock options	113,137	1	—	—	152	—	153
Common stock repurchase	(3,226,300)	(32)	—	—	(29,375)	—	(29,407)
Purchase of vested employee restricted stock units	(506,466)	(5)	—	—	(5,181)	—	(5,186)
Payment of dividends on common stock	—	—	—	—	(25,782)	(24,861)	(50,643)
Dividend equivalents, net of forfeitures	—	—	—	—	—	(159)	(159)

Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$1,334,260

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(361,435)	$233,849	$38,065

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,288	15,546	9,793
Net amortization of deferred financing costs (net of original issue discount and debt premium)	327	1,371	2,897
Net deferred taxes (benefit) and other	(61,798)	(263,551)	14,688
Provision for bad debts	8,909	3,715	1,330
Net (gain) loss on sale or disposal of assets	(12,158)	11,853	(1,621)
Non-cash stock-based compensation expense	15,149	9,567	6,539
Deferred rent	5,345	324	138
Net loss on extinguishment of debt	—	4,135	10,858
Deferred compensation	(1,357)	4,247	1,683
Impairment loss	493,988	952	254
Accretion expense (income), net of asset retirement obligation adjustments	60	37	27
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	1,777	(14,127)	(4,202)
Prepaid expenses, deposits and other	1,431	14,267	(1,368)
Accounts payable, accrued expenses and other current liabilities	1,217	8,370	(739)
Accrued interest expense	(6,278)	4,169	40
Accrued liabilities - long-term	(27,216)	(2,738)	(1,894)
Prepaid expenses - long-term	—	(2,874)	(4,458)

Net cash provided by (used in) operating activities	102,249	29,112	72,030

INVESTING ACTIVITIES:
Additions to property and equipment	(29,837)	(20,530)	(7,336)
Proceeds from sale of property, equipment, intangibles and other assets	185,761	60,505	7,974
Purchases of radio station assets	(71,434)	(24,000)	(92)
Additions to amortizable intangible assets	(11,949)	(663)	(241)
Purchases of investments	(1,250)	(9,700)	—
Proceeds from sale of property reflected as restricted cash	70,187	—	—
(Deconsolidation) consolidation of a VIE	—	(302)	302
Additions to non-amortizable intangible assets	—	—	(112)
Proceeds from disposition of radio stations	—	12,000	—

Net cash provided by (used in) investing activities	141,478	17,310	495

ENTERCOM COMMUNICATIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	500,000	480,000
Borrowing under the revolving senior debt	80,000	200,500	24,500
Proceeds from capital lease obligations and other	—	—	102
Payments of long-term debt	(81,348)	(669,750)	(293,266)
Payment of call premium and other fees	—	—	(5,977)
Retirement of senior subordinated notes	—	—	(220,000)
Payment for debt issuance costs	—	(16,302)	(8,038)
Proceeds from issuance of employee stock plan	1,428	182	379
Retirement of perpetual cumulative convertible preferred stock	—	(27,737)	—
Proceeds from the exercise of stock options	153	42	265
Purchase of vested employee restricted stock units	(5,186)	(2,565)	(2,268)
Payment of dividends on common stock	(49,770)	(29,296)	(8,666)
Payment of dividend equivalents on vested restricted stock units	(873)	(1,556)	(94)
Repurchase of common stock	(30,040)	(10,042)	—
Payment of dividends on preferred stock	—	(2,574)	(1,788)

Net cash provided by (used in) financing activities	(85,636)	(59,098)	(34,851)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	158,091	(12,676)	37,674
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,167	46,843	9,169

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$192,258	$34,167	$46,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$96,843	$24,813	$34,568

Income taxes	$54,217	$2,030	$381

Dividends on common stock	$49,770	$29,296	$8,666

Dividends on preferred stock	$—	$2,574	$1,788

See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.     BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Nature of Business – Entercom Communications Corp. (the “Company”) is the second-largest radio broadcasting company in the United States. The Company is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 16 markets and 22 of the top 25 markets.

On February 2, 2017, the Company and its wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly-owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company’s wholly-owned subsidiary (the “Merger”). On November 13, 2018, the Company changed the name of CBS Radio Inc. to Entercom Media Corp. The parties to the Merger believe that the Merger was tax-free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.

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

Changes in Operating Segment

Following the Company’s Merger with CBS Radio in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 markets. In connection with the Merger, management further considered its operating segment and reportable segment conclusions.

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

This approach is consistent with how operating and capital investment decisions are made as needed, at the Company level, irrespective of any given market’s size or location. Furthermore, technological enhancements and systems integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Management also considered its organizational structure in assessing its operating segments and reportable segments. Managers at the market level are often responsible for the operational oversight of multiple markets, the assignment of which is neither dependent upon geographical region nor size. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of all 48 radio markets and for communication of results to the CODM.

After consideration of the above, the Company changed its operating segment conclusions during the second quarter of 2018. The Company now has one operating segment and continues to have one reportable segment.

Changes in Accounting Policies – Revenue Recognition

The Company adopted the amended accounting guidance for revenue recognition on January 1, 2018 using the modified retrospective transition method, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date. As a result, the Company has changed its accounting policy for revenue recognition as described below. Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 4, Revenue, for additional information.

Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.

Results for reporting periods beginning after January 1, 2018 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting guidance. Based upon the Company’s assessment, the impact of this guidance is not material to the Company’s financial position, results of operations or cash flows through December 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior years’ statements of cash flow and notes to the consolidated financial statements to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.

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

As of December 31, 2018, there was one VIE that required consolidation in these consolidated financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company is primarily responsible for the oversight and completion of certain construction projects. This agreement relates to the creation of leasehold improvement assets on property that has already been made available for tenant use. The Company also believes it is the primary beneficiary of the VIE as the Company has the power to direct the activities that are most significant to the VIE and the Company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.

Total results of operations of the VIE for the year ended December 31, 2018 were not significant. The consolidated VIE has a material amount of cash as of December 31, 2018, which was reflected as restricted cash on the consolidated balance sheet. As restricted cash balances of the QI are used to pay for project costs, restricted cash balances are released and leasehold improvements are established. The VIE has no other assets or liabilities aside from the restricted cash balances and capitalized leasehold improvements as of December 31, 2018. The assets of the Company’s consolidated VIE can only be used to settle the obligations of the VIE. There is a lack of recourse by the creditors of the VIE against the Company’s general creditors.

As of December 31, 2017, there were no outstanding VIEs. As of December 31, 2016, there was one VIE requiring consolidation in these financial statements. Refer to Note 20, Contingencies And Commitments, for further discussion of VIEs requiring consolidation. See Note 19, Assets Held For Sale And Discontinued Operations, for further discussion on discontinued operations.

Reportable Segment – The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance. As discussed above, the Company has one operating segment.

Management’s Use of Estimates – The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, including broadcasting licenses and goodwill; (ii) income tax valuation allowances for deferred tax assets; (iii) allowance for doubtful accounts and allowance for sales reserves; (iv) self-insurance reserves; (v) fair value of equity awards; (vi) estimated lives for tangible and intangible assets; (vii) contingency and litigation reserves; (viii) fair value measurements; (ix) acquisition purchase price asset and liability allocations; and (x) uncertain tax positions. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

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

The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (i) income (loss) from continuing operations; (ii) income (loss) from discontinued operations; (iii) other comprehensive income (loss); (iv) the cumulative effects of accounting changes; and (v) other charges or credits recorded directly to shareholders’ equity. See Note 15, Income Taxes, for a further discussion of income taxes.

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

Depreciation expense for property and equipment, which includes amounts from the VIE in 2016, is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Depreciation expense	$28,709	$13,215	$8,689

As of December 31, 2018, the Company had capital expenditure commitments outstanding of $45.9 million.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period				Property And Equipment
	In Years				December 31,
	From		To		2018	2017
Land, land easements and land improvements	—		15		$110,570	$137,160
Buildings	20		40		36,038	46,195
Equipment	3		40		222,847	199,044
Furniture and fixtures	5		10		18,426	23,859
Capital leases		*		*	44	44
Leasehold improvements		*		*	71,688	54,829

					459,613	461,131
Accumulated depreciation					(158,341)	(132,209)

					301,272	328,922
Capital improvements in progress					15,758	17,585

Net property and equipment					$317,030	$346,507

*	Shorter of economic life or lease term

Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 6, Intangible Assets And Goodwill, for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.

If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.

Revenue Recognition – The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (i) commercial broadcast time; (ii) digital advertising; (iii) local events; (iv) e-commerce where an advertiser’s goods and services are sold through the Company’s websites; and (v) a suite of digital products.

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

Refer to the recent accounting pronouncements section within this note for additional information on recently issued accounting guidance on revenue recognition. Refer to Note 4, Revenue, for additional information on the Company’s revenue.

The Company acquired certain contracts in the Merger, which resulted in a significant increase in the amount of unearned revenue recorded in the consolidated financial statements. Additionally, the Company may also receive customer advances and deposits. Refer to Note 4, Revenue, Note 8, Other Current Liabilities, and Note 9, Other Long-Term Liabilities, for additional information.

The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2018	2017
		(amounts in thousands)
Current	Other current liabilities	$22,692	$17,519

Long-term	Other long-term liabilities	$1,138	$13,000

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

Debt Issuance Costs and Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. See Note 10, Long-Term Debt, for further discussion for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations.

In 2017, the Company refinanced its outstanding debt in conjunction with the Merger. In connection with this refinancing activity, a portion of the unamortized deferred financing costs associated with the Company’s former revolving credit facility and a portion of the unamortized deferred financing costs associated with the Company’s former term loan was written off and included in the statement of operations under loss on extinguishment of debt. Lender fees and third party fees incurred during the refinancing were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments.

During the year ended December 31, 2016, the Company refinanced its previously outstanding debt that included retiring its $220.0 million 10.5% Senior Notes due December 1, 2019 (the “Former Senior Notes”). In connection with this refinancing, the unamortized original issue discount associated with the Former Senior Notes was written off and included in the statement of operations under loss on extinguishment of debt. Refer to Note 10, Long-Term Debt, for further discussion of the 2017 and 2016 refinancing activity.

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

On November 17, 2017 and November 1, 2016, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 10, Long-Term Debt for a discussion of the Company’s long-term debt.

Corporate General and Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consist of fees paid or received under agreements which permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. A portion of the Company’s TBA income earned is presented in income (loss) from discontinued operations, net of income taxes (benefit) in the Company’s consolidated statement of operations. TBA fees or income earned from continuing operations are recorded as a separate line item in the Company’s consolidated statement of operations.

Trade and Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 16, Supplemental Cash Flow Disclosures On Non-Cash Activities, for a summary of the Company’s barter transactions.

Business Combinations – Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses an income or cost method to determine the fair value of all intangible assets required to be recognized for business combinations. For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 6, Intangible Assets And Goodwill.

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

The following table presents the changes in asset retirement obligations:

	Asset Retirement Obligations
	December 31,
	2018	2017
	(amounts in thousands)
Beginning Balance	$1,714	$1,044
Additions	456	1,006
Settlements	(204)	(525)
Revision of estimate	4	152
Accretions	60	37

Ending Balance	$2,030	$1,714

Asset retirement obligations - short term	$342	$457
Asset retirement obligations - long term	1,688	1,257

Total asset retirement obligations	$2,030	$1,714

Accrued Compensation – Certain types of employee compensation are paid in subsequent periods. See Note 8, Other Current Liabilities, for amounts reflected in the balance sheets.

Cash, Cash Equivalents and Restricted Cash – Cash consists primarily of amounts held on deposit with financial institutions. The Company’s cash deposits with banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. At times, the cash balances held by the Company in financial institutions may exceed these insured limits. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in high credit quality financial institutions. The Company has not experienced any losses in such accounts. From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Restricted cash balances consist of amounts that the Company may be restricted in its ability to access or amounts that are reserved for a specific purpose and therefore not available for immediate or general business use.

As of December 31, 2018, the Company has investments in money market instruments of approximately $69.4 million, which are reflected on the consolidated balance sheet as restricted cash as the Company is temporarily restricted in its ability to access these funds. The Company deposited proceeds from the sale of a parcel of land in Chicago, Illinois and proceeds from the sale of land and buildings in Los Angeles, California into accounts of a QI. Refer to Note 19, Assets Held For Sale And Discontinued Operations, and Note 20, Contingencies and Commitments, for additional information on these transactions. The Company deposited these proceeds into a QI account to comply with requirements under Section 1031 of the Internal Revenue Code (the “Code”) to execute a like-kind exchange. This process will allow the Company to effectively minimize its current tax liability in connection with the gains recognized on these asset sales. The cash proceeds in the accounts of the QIs are invested in money market accounts. The Company does not believe it has any material credit exposure with respect to these assets. Restrictions on these restricted cash deposits will lapse prior to the end of the first quarter of 2019. As of December 31, 2018, the Company had no other cash equivalents on hand.

Derivative Financial Instruments – The Company follows accounting guidance for its derivative financial instruments that it enters into from time to time, including certain derivative instruments embedded in other contracts, and hedging activities.

Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 9, Other Long-Term Liabilities.

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

Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2018 and 2017, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.

The Company has minority equity investments in privately held companies that are separately presented in the Investments line item. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when events and circumstances indicated that the carrying value of the investments may not be recoverable. In determining whether a decline in fair value exists, the Company considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the Company’s cost basis, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired at the balance sheet date and for those investments for which an impairment has not been recognized. Refer to Note 18, Fair Value Of Financial Instruments, for additional information on the Company’s investments valued under the measurement alternative.

Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2018, 2017, and 2016, the costs incurred were $3.6 million, $0.7 million, and $0.3 million.

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

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued, other than those listed below, that might have a material impact on the Company’s financial position or results of operations.

Definition of a Business

In January 2017, the accounting guidance was amended to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance was effective for the Company as of January 1, 2018 under a prospective application method. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows. The guidance could have an impact in a future period if the Company acquires or disposes of radio stations that do not meet the definition of a business under the amended guidance.

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

Cash Flow Classification

In August 2016, the accounting guidance for classifying elements of cash flow was modified. The guidance was effective for the Company as of January 1, 2018 under a retrospective application method. Based upon the Company’s assessment, the impact of this guidance was not material to the Company’s financial position, results of operations or cash flows.

Stock-Based Compensation

In June 2018, the accounting guidance was amended to address several aspects of accounting for nonemployee share-based payment transactions to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for the Company as of January 1, 2019. The Company will adopt the new guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings, if applicable, as of the effective date. While the Company is currently reviewing the effects of this guidance, the Company believes that this amendment to the accounting guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the accounting guidance for stock-based compensation was modified primarily to: (i) record excess tax benefits or deficiencies on stock-based compensation in the statement of operations, regardless of whether the tax benefits reduce taxes payable in the period; (ii) allow an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation up to the maximum statutory tax rates in the applicable jurisdictions; and (iii) allow entities to make an accounting policy election to either estimate the number of award forfeitures or to account for forfeitures when they occur. The guidance was effective for the Company on January 1, 2017.

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

Financial Instruments

In January 2016, the accounting guidance was modified with respect to recognition, measurement, presentation and disclosure of financial instruments. The most notable impact of the amended accounting guidance for the Company is that this modification effectively supersedes and eliminates current accounting guidance for cost-method investments. Refer to Note 18, Fair Value Of Financial Instruments, for additional information on the Company’s investments valued under the measurement alternative.

The guidance was effective for the Company as of January 1, 2018. The Company adopted the new guidance using a modified retrospective approach, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date.

The Company’s investments continue to be carried at their original cost. There have been no impairments in the investments valued under the measurement alternative, returns of capital, or any adjustments resulting from observable price changes in orderly transactions for the investments. Based upon the Company’s assessment, the adoption of this modified accounting guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company has identified changes to its revenue recognition policies related to contracts that contain performance bonuses. The impact of this guidance was not material to the Company’s financial position, results of operations or cash flows. The Company enhanced its disclosures to allow users of the financial statements to comprehend information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company’s contracts with its customers. Refer to Note 4, Revenue, for additional information.

Leasing Transactions

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This change will primarily apply to the Company’s leased assets such as real estate and broadcasting towers. Additionally, the Company will be required to provide additional disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

While the Company is currently reviewing the effects of this guidance, the Company believes the standard will have a material impact on its consolidated balance sheets but will not have a material impact on its consolidated statements of operations. The Company believes that this modification to operating leases will result in: (i) an increase in the ROU assets and lease liabilities reflected on the Company’s consolidated balance sheets to reflect the rights and obligations created by operating leases with a term of greater than one year; and (ii) no material change to the expense associated with the ROU assets.

This guidance is effective for the Company as of January 1, 2019, and must be implemented using a modified retrospective approach, with certain practical expedients available. The Company will elect the package of practical expedients which will allow the Company to waive reassessing: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. As a practical expedient, the Company may choose not to separate nonlease components from lease components as an accounting policy election by class of underlying asset. The Company will elect this practical expedient by all classes of underlying assets in instances where leases contain common area maintenance. Under certain available practical expedients, the Company will exclude short term leases from the amended leasing guidance. Lease payments associated with short term leases with terms of 12 months or less will be recognized on a straight-line basis over the lease term without recognizing a ROU asset or lease liability on the balance sheet.

The Company plans to adopt this new accounting guidance effective January 1, 2019 and intends to elect the available practical expedients upon adoption. The Company’s implementation of the amended accounting guidance depends upon system readiness, including software, completion of analysis of the Company’s lease portfolio, and the ability to prepare financial information upon adoption. The Company believes it is on schedule to implement the amended accounting guidance in the first quarter of 2019.

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

2018 WXTU Transaction

On July 18, 2018, the Company entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). The Company also simultaneously entered into a TBA with Beasley where Beasley commenced operations of WXTU-FM on July 23, 2018. During the period of the TBA, the Company excluded net revenues and station operating expenses associated with operating WXTU-FM in the Company’s consolidated financial statements. The Company completed this disposition, which was subject to customary regulatory approvals, during the third quarter of 2018 and recognized a gain of approximately $4.4 million.

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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Equipment	$981	3	7

Total tangible property	981

Advertising contracts	477	1	1
Radio broadcasting licenses	27,346	non-amortizing
Goodwill	24,396	non-amortizing
Net working capital	3,234	not applicable

Total intangible and other assets	55,453

Total assets	$56,434

Preliminary fair value of net assets acquired	$56,434

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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Equipment	$1,558	3	7

Total tangible property	1,558

Advertiser relationships	207	5	15
Advertising contracts	114	1	1
Radio broadcasting licenses	12,785	non-amortizing
Goodwill	332	non-amortizing
Other noncurrent assets	4	2	2

Total intangible and other assets	13,442

Total assets	$15,000

Preliminary fair value of assets acquired	$15,000

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

Due to the structure of the transaction, there was no step-up in tax basis for the assets acquired as the Company assumed the existing tax basis in the assets of CBS Radio. The absence of a step-up in tax basis will limit the Company’s tax deductions in future years and impacts the amount of deferred tax liabilities recorded as part of purchase price accounting. If any of the Internal Distributions or the Final Distribution, each as defined in the CBS Radio Merger Agreement, does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Code or the Merger does not qualify as a tax-free “reorganization” under Section 368(a) of the Code, including as a result of actions taken in connection with the distributions made by CBS to facilitate the Merger or as a result of subsequent acquisitions of shares of CBS, Entercom, or CBS Radio, then CBS and/or holders of CBS Common Stock that received Radio Common Stock in the Final Distribution may be required to pay substantial U.S. federal income taxes, and, in certain circumstances, CBS Radio and Entercom may be required to indemnify CBS for any such tax liability.

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

The following table reflects: (i) the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date; (ii) measurement period adjustments made to the preliminary allocation during the measurement period; and (iii) the final allocation of the purchase price to the assets acquired and liabilities assumed.

	Preliminary Value
	as of acquisition date
	(as previously	Measurement
	reported as of	Period
Description	December 31, 2017)	Adjustment	As Adjusted
	(amounts in thousands)
Assets
Accounts receivable	$241,548	$—	$241,548
Prepaid sports rights and favorable sports contracts	4,160	—	4,160
Prepaid expenses, deposits and other	20,625	476	21,101
Other current assets	7,350	1,741	9,091

Total current assets	273,683	2,217	275,900

Land	112,880	—	112,880
Land improvements	3,988	(2,640)	1,348
Leasehold improvements	26,255	9,774	36,029
Buildings	19,246	(5,206)	14,040
Furniture and fixtures	10,929	(6,849)	4,080
Equipment and towers	76,486	21,346	97,832
Construction in process	14,598	—	14,598

Total tangible property	264,382	16,425	280,807

Advertiser relationships	27,453	—	27,453
Radio broadcasting licenses	1,880,400	—	1,880,400
Goodwill	820,961	(21,498)	799,463
Assets held for sale	255,650	—	255,650
Favorable leases	16,580	—	16,580
Other noncurrent assets	1,050	4,176	5,226

Total intangible and other assets	3,002,094	(17,322)	2,984,772

Total assets	$3,540,159	$1,320	$3,541,479

Liabilities
Accounts payable	$36,137	$421	$36,558
Accrued expenses	35,154	2,309	37,463
Accrued salaries and benefits	26,324	—	26,324
Current portion of long-term debt	10,600	—	10,600
Unfavorable sports liability - current portion	4,803	—	4,803
Accrued interest	4,529	—	4,529
Unearned revenues - current portion	14,971	—	14,971

Total current liabilities	132,518	2,730	135,248

Unearned revenues - non-current portion	13,859	—	13,859
Unfavorable lease liability	12,770	—	12,770
Unfavorable sports liability - non-current portion	22,597	—	22,597
Non-current portion of long-term debt	1,376,900	—	1,376,900
Deferred tax liability	780,832	(3,336)	777,496
Other long-term liabilities	31,835	1,926	33,761

Total liabilities	$2,371,311	$1,320	$2,372,631

Preliminary fair value of net assets acquired	$1,168,848	$—	$1,168,848

The aggregate fair value purchase price allocation of the assets and liabilities acquired in the CBS Radio Merger as reported on the Company’s Form 10-K filed with the SEC on March 16, 2018, were revised during the year ended December 31, 2018 primarily due to: (i) a change to the deferred tax liabilities associated with certain stations acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $3.3 million; (ii) a change to other current assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $1.3 million; (iii) a change to prepaid assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $0.5 million; (iv) a change to accrued expenses acquired in the CBS Radio Merger which resulted in an increase to goodwill of $2.3 million; (v) the recording of current and noncurrent lease abandonment liabilities assumed and a corresponding receivable for reimbursement from CBS Corporation; (vi) a change to tenant improvement allowances outstanding that were acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.3 million; (vii) a change to the purchase price allocated to acquired tangible property which resulted in a decrease to goodwill of $16.4 million; and (viii) reclassification between the categories of acquired tangible property.

As the measurement period ended on November 17, 2018, the adjusted purchase price allocation amounts included in the table above are no longer subject to change. The Company is in the process of finalizing estimates and assumptions related to certain net working capital accounts acquired in the Merger. Any adjustments to the purchase price allocation required after the one year measurement period, which may be material, are expected to be recorded in the consolidated statements of operations as operating expenses or income.

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

As Of
December 31,
2018
(amounts in
thousands)
Years ending December 31,
2019	$7,318
2020	6,909
2021	6,606
2022	5,725
2023	6,099
Thereafter	1,011

$33,668

2017 Exchange Transaction: The iHeartMedia Transaction

On November 1, 2017, the Company entered into an agreement (the “iHeartMedia Transaction”) with iHeartMedia, Inc. (“iHeart”) to exchange three CBS Radio stations in Seattle, Washington, and two CBS Radio and two Company radio stations in Boston, Massachusetts, for four iHeart radio stations in Chattanooga, Tennessee, and six iHeart radio stations in Richmond, Virginia, respectively. Upon consummation of the CBS Merger, the Company contributed the stations to be divested to iHeart into an FCC Disposition trust. Concurrently with the Company entering into an asset exchange agreement, the FCC Disposition Trust and iHeart entered into TBAs which provided for iHeart and the Company, respectively, to operate certain radio stations pending closing. Operation under each TBA commenced at various times and for certain stations after the Merger. During the period of the TBA, the Company: (i) included net revenues and station operating expenses associated with operating the Richmond and Chattanooga stations in the Company’s consolidated financial statements; and (ii) excluded net revenues and station operating expenses associated with iHeart’s operation of the Seattle stations and Boston stations from the Company’s consolidated financial statements. As a result of this iHeartMedia Transaction, the Company entered into two new markets in Richmond, Virginia and Chattanooga, Tennessee.

The results of operations of KZOK FM and KJAQ FM from November 17, 2017 to December 18, 2017 are presented within discontinued operations as these stations were acquired from CBS Radio and were never operated by the Company and immediately qualified as held for sale. Refer to Note 19, Assets Held For Sale And Discontinued Operations, for additional information.

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

The results of operations of WBZ FM from November 17, 2017 to December 18, 2017 are presented within discontinued operations as this station was originally owned by CBS Radio and was never a part of the Company’s continuing operations. Prior to the commencement of operations under the TBA, the Company contributed WBZ FM to a trust and the trust operated the station for a period of time. Refer to Note 19, Assets Held For Sale And Discontinued Operations, for additional information.

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

The following table reflects: (i) the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date; (ii) measurement period adjustments made to the preliminary allocation during the measurement period; and (iii) the final aggregate fair value purchase price allocation of these assets and liabilities assumed.

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

2017 Local Marketing Agreement: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two local marketing agreements (“LMAs”) with Bonneville. The LMAs, which were effective upon the closing of the

Merger, allowed Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations in the San Francisco, California and Sacramento, California markets for $141.0 million in cash. During the year ended December 31, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company. Refer to Note 19, Assets Held for Sale and Discontinued Operations, for additional information.

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

The following table reflects the final aggregate fair value purchase price allocation of these assets and liabilities.

		Useful Lives in Years
	Final Value	From	To
	(amounts in
	thousands)
Assets
Land	$2,539	non-depreciating
Buildings	217	15	25
Equipment	4,569	3	40

Total property plant and equipment	7,325
Deferred tax asset	287	life of underlying asset
Radio broadcasting licenses and goodwill	17,384	non-amortizing

Total assets	24,996

Liabilities
Unfavorable lease liabilities	735	over remaining lease life
Deferred tax liability	261	life of underlying liability

Total liabilities	996

Fair value of net assets acquired	$24,000

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

Merger and Acquisition Costs

Merger and acquisition costs were expensed as a separate line item in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred in 2018 consist primarily of legal, professional and advisory services related to: (i) the Company’s Merger with CBS Radio; (ii) the Jerry Lee Transaction; and (iii) the Emmis Acquisition. These costs incurred in 2017 and 2016 consist primarily of legal, professional and advisory services related to the Company’s Merger with CBS Radio.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the statement of operations. The following table presents the components of restructuring charges.

	Years Ended
	December 31,
	2018	2017	2016
	(amounts in thousands)
Costs to exit duplicative contracts	$229	$500	$—
Workforce reduction	3,599	10,441	—
Lease abandonment costs	1,315	2,874	—
Other restructuring costs	687	147	—
Transition services costs	—	2,960	—

Total restructuring charges	$5,830	$16,922	$—

Restructuring Plan

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (ii) lease abandonment costs as described below; and (iii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. A portion of unpaid restructuring charges as of December 31, 2018 were included in accrued expenses as these expenses are expected to be paid in less than one year. The Company expects to incur additional restructuring costs in 2019 under this plan.

In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there is minimal sublease income. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The leases expire in 2021.

During 2015, the Company initiated a restructuring plan primarily as a result of the integration of radio stations acquired in July 2015. The restructuring plan included: (i) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (ii) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (iii) lease abandonment costs as described below. A portion of unpaid restructuring charges as of December 31, 2018 were included in accrued expenses as these expenses are expected to be paid in less than one year.

In connection with this acquisition, the Company assumed a studio lease in one of its markets that included excess space. During 2015, the Company ceased using a portion of the space after analyzing its future needs as well as comparing its space utilization in other of the Company’s markets. As a result, the Company recorded a lease abandonment expense during the fourth quarter of 2015. Lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the location of the space in an area of the city that is not considered prime, including a very high vacancy rate in the existing and neighboring building in a soft rental market that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The lease expires in the year 2026. The lease liability is discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement.

	Years Ended
	December 31,
	2018	2017
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$16,086	$650
Additions resulting from the integration of CBS Radio	5,830	15,005
Restructuring charges assumed from the Merger	—	1,095
Payments	(14,839)	(664)

Restructuring charges and lease abandonment costs unpaid and outstanding	7,077	16,086
Restructuring charges and lease abandonment costs - noncurrent portion	(988)	(4,413)

Restructuring charges and lease abandonment costs - current portion	$6,089	$11,673

Integration Costs

The Company incurred integration costs of $25.4 million during the year ended December 31, 2018. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.

Unaudited Pro Forma Summary of Financial Information

The following unaudited pro forma information for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 assumes that: (i) the acquisitions in 2018 had occurred as of January 1, 2017; and (ii) the acquisitions and certain dispositions in 2017 had occurred as of January 1, 2016. Refer to information within this Note 3, Business Combinations, for a description of the Company’s acquisition and disposition activities. The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions been consummated at an earlier time.

For purposes of this presentation, the pro forma data: (i) excludes the revenue and earnings of stations divested to iHeart and Beasley during 2017 as these stations were exchanged for the radio stations acquired in the Chattanooga, Richmond, and Boston markets; (ii) includes revenue and earnings of stations divested to EMF during 2017; (iii) includes revenue and earnings of stations divested to Bonneville during 2018; and (iv) includes revenue and earnings of the station divested to Beasley during 2018.

This unaudited pro forma information has been prepared based on estimates and assumption, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma
Net revenues	$1,473,266	$1,607,777	$1,656,123

Income (loss) from continuing operations	$(357,608)	$374,135	$(587,393)

Income (loss) from discontinued operations	$1,152	$836	$—

Net income (loss) available to the Company	$(356,456)	$374,971	$(587,393)

Net income (loss) available to common shareholders	$(356,456)	$372,956	$(589,294)

Income (loss) from continuing operations per common share - basic	$(2.59)	$2.67	$(4.20)

Income (loss) from discontinued operations per common share - basic	$0.01	$0.01	$—

Net income (loss) available to common shareholders per common share - basic	$(2.58)	$2.66	$(4.21)

Income (loss) from continuing operations per common share - diluted	$(2.59)	$2.64	$(4.20)

Income (loss) from discontinued operations per common share - diluted	$0.01	$0.01	$—

Net income (loss) available to common shareholders per common share - diluted	$(2.58)	$2.63	$(4.21)

Weighted shares outstanding basic	138,070	140,298	139,908

Weighted shares outstanding diluted	138,070	141,790	139,908

Conversion of preferred stock for dilutive purposes under the as if method	Not applicable	Not applicable	anti-dilutive

4.    REVENUE

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

Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. This typically occurs at the point in time that advertisements are broadcast, marketing services are provided, or as an event occurs. For commercial broadcast time and digital advertising, the Company recognizes revenue at the point in time when the advertisement is broadcast. For e-commerce revenue transactions, revenue is recognized as each third party sale is made and the advertisers’ good or service is transferred to the end customer. For trade and barter transactions, revenue is recognized at the point in time when the promotional advertising is aired.

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

Broadcast Revenues

Commercial broadcast time - The Company sells air-time to advertisers and broadcasts commercials at agreed upon dates and times. The Company’s performance obligations are broadcasting advertisements for advertisers at specifically identifiable days and dayparts. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.

Digital advertising - The Company sells digital marketing services to advertisers. The Company’s performance obligations are providing broadcasting advertisements and integrated marketing services for advertisers. The Company recognizes revenue at a point in time when the advertisements are broadcast, the marketing services are provided and the performance obligations are satisfied. Revenues are recorded on a gross basis as the Company acts as a principal in these transactions.

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $11.8 million and $10.2 million as of December 31, 2018 and December 31, 2017, respectively.

	December 31,
Description	2018	2017
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$330,983	$331,799
Contract assets	—	—
Unearned revenue - current	22,692	17,519
Unearned revenue - noncurrent	1,138	13,000

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

Significant changes in the contract liabilities balances during the period are as follows:

Year Ended
December 31,
2018
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2018	$30,519
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(14,986)
Additional amounts recognized during period	8,297

Ending balance	$23,830

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2018	2017	2016
Revenue by Source	(amounts in thousands)
Broadcast revenues	$1,327,803	$530,553	$428,266
Event and other revenues	115,399	51,434	31,805
Trade and barter revenues	19,365	10,897	4,700

Net revenues	$1,462,567	$592,884	$464,771

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

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $1.1 million of revenue in excess of one year.

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

Significant judgments

For performance obligations satisfied at a point in time, the Company does not estimate when a customer obtains control of the promised goods or services. Rather, the Company recognizes revenues at the point in time in which performance obligations are satisfied.

The Company records a provision against revenues for estimated sales adjustments when information indicates allowances are required. Refer to Note 5, Accounts Receivable And Related Allowance For Doubtful Accounts And Sales Reserves, for additional information.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

For all revenue streams with the exception of barter revenues, the transaction price is contractually determined. Accordingly, no estimates are required and there is no variable consideration. For trade and barter revenues, the Company estimates the consideration by estimating the fair value of the goods and services received.

Net revenues from network barter programming have historically been recorded on a net basis. This treatment will continue to be the Company’s policy under the amended accounting guidance for revenue recognition. The adoption of the amended accounting guidance for revenue recognition had no impact on the Company’s consolidated statements of operations, balance sheets, statements of shareholders’ equity, or statements of cash flows for the year ended December 31, 2018.

5.     ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RESERVES

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

The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2018	2017
	(amounts in thousands)
Accounts receivable	$359,456	$346,264
Allowance for doubtful accounts and sales reserve	(16,690)	(4,275)

Accounts receivable, net of allowance for doubtful accounts and sales reserves	$342,766	$341,989

See the table in Note 8, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.

The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
		Additions
	Balance At	Charged To	Deductions	Balance At
	Beginning	Costs And	From	End Of
Year Ended	Of Year	Expenses	Reserves	Year
	(amounts in thousands)
December 31, 2018	$3,885	$8,909	$(3,375)	$9,419
December 31, 2017	2,137	3,715	(1,967)	3,885
December 31, 2016	2,134	1,330	(1,327)	2,137

In the course of arriving at practical business solutions to various claims arising from the sale to advertisers of various services and products, the Company estimates sales allowances. The Company records a provision against revenue for estimated sales adjustments in the same period the related revenues are recorded or when current information indicates additional allowances are required. These estimates are based on the Company’s historical experience, specific customer information and current economic conditions. If the historical data utilized does not reflect management’s expected future performance, a change in the allowance is recorded in the period such determination is made. The balance of sales reserves is reflected in the accounts receivable, net of allowance for doubtful accounts line item on the Consolidated Balance Sheets.

As the estimated sales reserves were individually immaterial to the Company on a standalone basis prior to 2017, amounts were not separately disclosed and were included within the allowance for doubtful accounts. After the Merger with CBS Radio, the Company determined that the sales reserve figure was material and warranted separate presentation and disclosure.

The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
	Balance At	Additions	Deductions	Balance At
	Beginning	Charged To	From	End Of
Year Ended	Of Year	Revenues	Reserves	Year
	(amounts in thousands)
December 31, 2018	$390	$14,254	$(7,373)	$7,271
December 31, 2017	—	390	—	390

6.     INTANGIBLE ASSETS AND GOODWILL

(A) Indefinite-Lived Intangibles

Goodwill and certain intangible assets are not amortized for book purposes. They may be, however, amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of the reporting unit, then a charge is recorded to the results of operations.

Subsequent to the Company’s annual impairment test conducted during the second quarter of 2018, the Company recorded a $0.7 million impairment charge related to a potential disposal of assets in one of its markets.

In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, management considers several factors in determining whether it is more likely than not that the carrying value of the Company’s broadcasting licenses or goodwill exceeds the fair value of the Company’s broadcasting licenses or goodwill. The qualitative analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which the Company operates, an increased competitive environment, a change in the market for the Company’s products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events effective a reporting unit such as a change in the composition or carrying amount of the Company’s net assets; and (vii) a sustained decrease in the Company’s share price.

The Company evaluates the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of the Company’s broadcasting licenses and goodwill and their respective fair value amounts, including positive mitigating events and circumstances.

Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company continued to monitor these factors listed above. Due to a sustained decline in the Company’s share price from the time of the annual impairment test conducted in the second quarter of 2018, the Company determined that the changes in circumstances warranted an interim impairment assessment on its broadcasting licenses and goodwill. Due to changes in facts and circumstances, the Company revised its estimates with respect to estimated operating profit margins and long-term revenue growth rates used in the interim impairment assessment. In connection with the interim impairment assessment conducted during the fourth quarter of 2018, the Company determined the carrying value of its broadcasting licenses and goodwill was impaired and recorded an impairment loss of $465.0 million ($423.2 million net of tax). Of this amount, $147.9 million of the impairment charge ($108.8 million, net of tax) was attributed to the broadcasting licenses and $317.1 million of the impairment charge ($314.4 million, net of tax) was attributed to goodwill.

There were material changes in the carrying value of broadcasting licenses and goodwill during the year ended December 31, 2018, primarily as a result of: (i) the impairment recorded in the fourth quarter of 2018; and (ii) acquisition and disposition activities described further in Note 3, Business Combinations.

During the second quarter of 2017, the Company performed its annual impairment test of its goodwill and determined that the carrying amount of goodwill exceeded its fair value for one of its markets and recorded an impairment loss of $0.4 million. A contributing factor to the impairment was a decline in the advertising dollars in the particular market and its effect on the Company’s operations, coupled with an increase in the carrying value of its assets.

The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.

The following table presents the changes in the carrying value of broadcasting licenses:

	Broadcasting Licenses
	Carrying Amount
	December 31,	December 31,
	2018	2017
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,649,959	$823,195
Disposition of an FCC broadcasting license to facilitate the CBS Merger	—	(13,500)
Deconsolidation of a VIE - 2017 Charlotte Acquisition	—	(15,738)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	17,174
Acquisition of radio stations - CBS Radio Merger	—	1,880,400
Disposition of FCC broadcasting licenses - EMF Sale	—	(54,661)
Acquisition of a radio station - Beasley Transaction	—	35,944
Acquisition of radio stations - iHeartMedia Transaction	—	50,621
Disposition of radio stations - iHeartMedia Transaction	—	(7,462)
Assets held for sale - Bonneville Transaction	—	(66,014)
Acquisition of radio stations - Emmis Acquisition	12,785	—
Acquisition of a radio station - Jerry Lee Transaction	27,346	—
Loss on impairment	(148,564)	—
Disposition of a radio station - WXTU Transaction	(24,901)	—

Ending period balance	$2,516,625	$2,649,959

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	December 31,	December 31,
	2018	2017
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$988,056	$158,333
Accumulated loss on impairment as of January 1,	(126,056)	(125,615)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	862,000	32,718
Loss on impairment during year	(317,138)	(441)
Acquisition of radio stations - 2017 Charlotte Acquisition	—	43
Acquisition of radio stations - CBS Radio Merger	—	820,961
Disposition of goodwill - EMF sale	—	(266)
Acquisition of a radio station - Beasley Transaction	—	289
Acquisition of radio stations -iHeartMedia Transaction	—	11,700
Disposition of radio stations - iHeartMedia Transaction	—	(14)
Assets held for sale - Bonneville Transaction	—	(2,990)
Disposition of a radio station - WXTU Transaction	(8,623)	—
Measurement period adjustments to acquired goodwill	(21,498)	—
Acquisition of radio stations - Emmis Acquisition	332	—
Acquisition of a radio station - Jerry Lee Transaction	24,396	—

Ending period balance	$539,469	$862,000

Goodwill balance before cumulative loss on impairment as of December 31,	$982,663	$988,056
Accumulated loss on impairment as of December 31,	(443,194)	(126,056)

Goodwill ending balance as of December 31,	$539,469	$862,000

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

Assumptions and Results – Broadcasting Licenses

The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

	Estimates And Assumptions
	Fourth	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2018	2018	2017	2016	2015
Discount rate	9.00%	9.00%	9.25%	9.5%	9.7%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 37%	22% to 37%	19% to 40%	14% to 40%	25% to 40%
Long-term revenue growth rate range of the Company’s markets	0.0% to 0.9%	0.5% to 1.0%	1.0% to 2.0%	1.0% to 2.0%	1.5% to 2.0%

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

As a result of the change to a single operating segment, the Company reassessed its reporting unit determination. Following the Company’s Merger with CBS Radio in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 radio markets. Each market is a component one level beneath the single operating segment. Since each market is economically similar, all 48 markets have been aggregated into a single reporting unit for the goodwill impairment assessment.

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

Current Year Methodology

In connection with the Company’s current year annual and interim impairment assessment, the Company used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting the Company’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance were historical performance and/or management’s estimates of future performance.

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

The Assumptions And Results - Goodwill

The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth	Second	Second	Second	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2018	2018	2017	2016	2015
Discount rate	9.00%	9.00%	9.25%	9.5%	9.7%
Market multiple used in the market valuation approach	not applicable	not applicable	7.5x to 8.0x	7.5x to 8.0x	7.5x to 8.0x

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

During the second quarter in each of the years of 2017 and 2016, the Company also performed a reasonableness test on the fair value results for goodwill on a combined basis by comparing the carrying value of the Company’s assets to the Company’s enterprise value based upon its stock price. The Company determined that the results were reasonable.

During the second quarter of 2016, the results of the goodwill impairment assessment indicated that no impairment charge was required.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

(B) Definite-Lived Intangibles

The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2018, 2017 and 2016, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.

See Note 7, Deferred Charges And Other Assets, for: (i) a listing of the assets comprising definite-lived assets, which are included in deferred charges and other assets on the balance sheets; (ii) the amount of amortization expense for definite-lived assets; and (iii) the Company’s estimate of amortization expense for definite-lived assets in future periods.

7.     OTHER ASSETS

Deferred charges and other assets consist of the following:

	Other Assets
	December 31,
	2018			2017
		Accumulated			Accumulated		Period Of
	Asset	Amortization	Net	Asset	Amortization	Net	Amortization
	(amounts in thousands)
Deferred contracts	$1,588	$1,390	$198	$1,588	$1,341	$247	Term of contract
Leasehold premium	17,028	2,440	14,588	17,028	431	16,597	Term of contract
Advertiser lists and customer relationships	29,332	10,780	18,552	29,126	1,390	27,736	3 to 5 years
Other definite-lived assets	7,600	6,601	999	6,916	4,996	1,920	Term of contract

Total definite-lived intangibles	55,548	21,211	34,337	54,658	8,158	46,500
Debt issuance costs	619	52	567	2,487	1,880	607	Term of debt
Prepaid assets - long-term	4,259	—	4,259	5,239	—	5,239
Software costs and other	24,589	7,555	17,034	9,720	4,109	5,611

	$85,015	$28,818	$56,197	$72,104	$14,147	$57,957

The following table presents the various categories of amortization expense, including deferred financing costs which are reflected as interest expense:

	Amortization Expense
	Other Assets
	For The Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Definite-lived assets	$12,132	$1,240	$81
Deferred financing expense	3,189	2,333	2,585
Software costs	3,447	1,091	1,023

Total	$18,768	$4,664	$3,689

The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) deferred charges and other assets; and (2) definite-lived assets:

	Future Amortization Expense
			Definite-Lived
	Total	Other	Assets
Years ending December 31,	(amounts in thousands)
2019	$18,526	$6,267	$12,259
2020	16,148	5,682	10,466
2021	5,136	3,168	1,968
2022	2,066	111	1,955
2023	1,759	93	1,666
Thereafter	6,023	—	6,023

Total	$49,658	$15,321	$34,337

8.     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2018	2017
	(amounts in thousands)
Accrued compensation	$31,192	$36,105
Accounts receivable credits	5,743	1,876
Advertiser obligations	4,190	3,048
Accrued interest payable	6,007	12,285
Unearned revenue	22,692	17,519
Unfavorable lease liabilities	2,852	3,301
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	8,646	9,470
Non-income tax liabilities	6,748	8,196
Income taxes payable	10,558	5,370
Other	15,176	5,757

Total other current liabilities	$118,438	$107,561

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. The income taxes payable generated from these gains and losses are included within the current portion of income taxes payable in the schedule above. Upon the successful completion of a like-kind exchange under Section 1031 of the Code, a portion of this amount will be reclassified to a deferred tax liability. Refer to Note 20, Contingencies And Commitments, for additional information.

9.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2018	2017
	(amounts in thousands)
Deferred compensation	$30,928	$40,995
Unfavorable lease liabilities	9,367	12,215
Unfavorable sports liabilities	17,633	22,285
Unearned revenue	1,138	13,000
Deferred rent liabilities	17,671	$6,599
Other	12,431	12,473

Total other long-term liabilities	$89,168	$107,567

10.    LONG-TERM DEBT

(A) Senior Debt

Refinancing – CBS Radio Indebtedness

In connection with the Merger, the Company assumed CBS Radio’s indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio (now Entercom Media Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the senior notes (described below).

On March 3, 2017, CBS Radio (now Entercom Media Corp.) entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount not to exceed $500 million. The Term B-1 Tranche is governed by the Credit Facility and will mature on November 17, 2024.

Immediately prior to the Merger, the Credit Facility was comprised of a revolving credit facility and a term B loan. On the closing date of the Merger and the refinancing, the term B loan was converted into the Term B-1 Tranche and both were simultaneously refinanced (“Term B-1 Loan”).

As a result of the refinancing activities described above, in the fourth quarter of 2017, the Company recorded a loss on the extinguishment of debt of $4.1 million. The loss included the write off of deferred financing expense, a loss on the early retirement of the Preferred, and certain fees paid to lenders in connection with the refinancing activities.

The Credit Facility

On November 17, 2017, in connection with the Merger, the Company refinanced its previously outstanding indebtedness and also assumed CBS Radio’s outstanding indebtedness. As a result of the refinancing activity and the Merger, the Company’s outstanding Credit Facility is comprised of the Revolver and a term loan component (the “Term B-1 Loan”).

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $64.1 million as of December 31, 2018.

The Term B-1 Loan has a maturity date of November 17, 2024.

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

The Company expects to use the Revolver to: (i) provide for working capital; and (ii) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. In addition, the Credit Facility is secured by a lien on substantially all of the assets (including material real property) of Entercom Media Corp. and its subsidiaries with limited exclusions. All of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at December 31, 2018. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2018, the Company’s Consolidated Net Secured Leverage Ratio was 3.6 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of December 31, 2018, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net Secured Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following as of December 31, 2018:

	Long-Term Debt
	December 31,
	2018	2017
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$180,000	$143,000
Term B-1 Loan, due November 17, 2024	1,291,700	1,330,000
Plus unamortized premium	2,470	2,904

	1,474,170	1,475,904

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	14,158	16,584

	414,158	416,584

Other Debt
Other	912	70

Total debt before deferred financing costs	1,889,240	1,892,558
Current amount of long-term debt	—	(13,319)
Deferred financing costs (excludes the revolving credit)	(17,037)	(19,797)

Total long-term debt, net of current debt	$1,872,203	$1,859,442

Outstanding standby letters of credit	$5,862	$1,856

Entercom Media Corp., which is a wholly-owned subsidiary of the Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Media Corp. is the borrower under the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.

Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Credit Facility, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants.

Prior to the closing of the CBS Radio Merger Agreement, CBS Radio entered into a commitment letter with a syndicate of lenders (the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide up to $500.0 million of senior secured term loans (the “CBS Radio Financing”) as an additional tranche under the Credit Facility.

On March 3, 2017, CBS Radio (now Entercom Media Corp.) entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount not to exceed $500 million. The Term B-1 Tranche, which replaced the commitment under the CBS Radio Financing, is governed by the Credit Facility and will mature on November 17, 2024.

The refinancing occurred on November 17, 2017 shortly after the Merger. The proceeds of the Term B-1 Tranche were used to: (i) refinance the Company’s $540 million credit agreement (the “Former Credit Facility”) that was comprised of: (a) a term loan component (the “Former Term B Loan”) with $458.0 million outstanding at the date of the refinancing; and (b) a revolving credit facility (the “Former Revolver”) with $17.5 million outstanding at the date of the refinancing; (ii) redeem the Company’s $27.5 million of Preferred plus accrued interest through the date of the Merger; and (iii) pay fees and expenses in connection with the refinancing.

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

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on October 17, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.

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

The Senior Notes are unsecured and rank: (i) senior in right of payment to the Company’s future subordinated debt; (ii) equally in right of payment with all of the Company’s existing and future senior debt; (iii) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Credit Facility), to the extent of the value of the collateral securing such debt; and (iv) structurally subordinated to all of the liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes, to the extent of the assets of those subsidiaries.

All of the Company’s existing subsidiaries, other than Entercom Media Corp., jointly and severally guaranteed the Senior Notes.

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

The Senior Notes are not a registered security and there are no plans to register the Company’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.

The Former Senior Notes

In 2016, the Company issued a call notice to redeem its $220.0 million 10.5% unsecured Senior Notes due December 1, 2019 (the “Former Senior Notes”) in full with an effective date of December 1, 2016, that was funded by the proceeds of the Former Credit Facility.

The Former Senior Notes were unsecured and ranked: (i) senior in right of payment to the Company’s future subordinated debt; (ii) equally in right of payment with all of the Company’s existing and future senior debt; (iii) effectively subordinated to the Company’s existing and future secured debt (including the debt under the Company’s Former Credit Facility), to the extent of the value of the collateral securing such debt; and (iv) structurally subordinated to all of the liabilities of the Company’s subsidiaries that did not guarantee the Former Senior Notes, to the extent of the assets of those subsidiaries.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Interest expense	$101,497	$31,266	$33,799
Amortization of deferred financing costs	3,189	2,333	2,585
Amortization of original issue discount (premium) of senior notes	(2,862)	(962)	312
Interest income and other investment income	(703)	(116)	(57)

Total net interest expense	$101,121	$32,521	$36,639

The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 5.2% as of December 31, 2018; and (ii) 4.2% as of December 31, 2017.

(D) Interest Rate Transactions

As of December 31, 2018 and 2017, there were no derivative interest rate transactions outstanding.

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

(E) Aggregate Principal Maturities

The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-1 Loan	Revolver	Senior Notes	Other	Total
	(amounts in thousands)
Years ending December 31:
2019	$—	$—	$—	$59	$59
2020	1,600	—	—	47	1,647
2021	13,300	—	—	35	13,335
2022	13,300	180,000	—	30	193,330
2023	13,300	—	—	30	13,330
Thereafter	1,250,200	—	400,000	711	1,650,911

Total	$1,291,700	$180,000	$400,000	$912	$1,872,612

(F) Outstanding Letters of Credit

The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 20, Contingencies And Commitments.

(G) Guarantor and Non-Guarantor Financial Information

As of December 31, 2018, each direct and indirect subsidiary of Entercom Media Corp. is a guarantor of Entercom Media Corp.’s obligations under the Credit Facility and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.

The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2018, these restrictions did not apply.

Under the Credit Facility, Entercom Media Corp. is permitted to make distributions to Entercom Communications Corp., which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes, dividends to shareholders, share repurchases and other costs associated with conducting the operations of Entercom Media Corp. and its subsidiaries.

11.    PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK

As discussed in Note 10, Long-Term Debt, a portion of the proceeds from the debt refinancing that occurred on November 17, 2017 were used to fully redeem the Preferred. As a result of this redemption, during 2017 the Company: (i) removed the net carrying value of Preferred of $27.5 million from its books, which included accrued dividends through the date of redemption of $0.2 million; and (ii) recognized a loss on extinguishment of the Preferred of $0.2 million.

As of December 31, 2018 and 2017, the Company has no Preferred shares authorized, issued and outstanding.

In connection with an acquisition on July 16, 2015, the Company issued Preferred that in the event of a liquidation, ranked senior to common stock as to liquidation preference.

The payment of the liquidation preference of the Preferred took preference over any liquidation payments to the Company’s common shareholders. The Preferred was convertible by the holder into a fixed number of 1.9 million shares, subject to customary anti-dilution provisions, after a three-year waiting period. The Preferred was redeemed in cash at a price of 100%.

The initial dividend rate on the Preferred was 6% and increased over time to 12%. Due to the legal obligation to pay cumulative dividends as a liquidation preference, the dividends were accrued as they were earned instead of when they were declared.

12.    SHAREHOLDERS’ EQUITY

Class B Common Stock

Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates and trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.

In connection with the Merger, during 2017, certain members of the Field family caused to be converted an aggregate of 3,152,333 shares of Class B common stock to Class A common stock in accordance with the provisions for voluntary conversion of Class B common stock pursuant to Section 10(e)(i) of the Company’s Articles of Incorporation.

Dividends

On November 2, 2017, the Company’s Board of Directors approved an increase to the Company’s annual common stock dividend program from $0.30 per share to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. The Company expects quarterly dividend payments to be approximately $12.4 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Senior Notes.

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

The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2018:

			Aggregate
	Payment	Dividends	Payment
Equity Type	Date	per Share	Amount
Common stock	March 15, 2017	$0.075	$2,915,952
	June 15, 2017	$0.075	$2,920,860
	August 30, 2017	$0.200	$7,791,075
	September 15, 2017	$0.075	$2,921,727
	December 15, 2017	$0.090	$12,633,039
	March 28, 2018	$0.090	$12,440,990
	June 28, 2018	$0.090	$12,475,445
	September 14, 2018	$0.090	$12,486,825
	December 14, 2018	$0.090	$12,366,985

Preferred	January 16, 2017	$50,000.00	$550,000
	April 16, 2017	$50,000.00	$550,000
	July 16, 2017	$50,000.00	$550,000
	October 16, 2017	$62,500.00	$687,500
	November 17, 2017	$21,527.78	$236,806

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	December 31,
	Location	2018	2017
		(amounts in thousands)
Short-term	Other current liabilities	$1,279	$830
Long-term	Other long-term liabilities	1,041	1,331

Total		$2,320	$2,161

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

The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Shares of stock deemed repurchased	506	169	232

Amount recorded as financing activity	$5,186	$2,565	$2,268

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

Pursuant to the CBS Radio Merger Agreement, the Company agreed not to issue or authorize any shares of its capital stock until the earlier of the termination of the CBS Radio Merger Agreement or the consummation of the Merger. As a result, the Company effectively suspended the ESPP during the second quarter of 2017. There were no shares purchased and the Company did not recognize any non-cash compensation expense in connection with the ESPP during the second, third or fourth quarters of 2017. The Company resumed the ESPP in the first quarter of 2018.

	Years Ended
	December 31,
	2018	2017	2016
	(amounts in thousands)
Number of shares purchased	228	15	32

Non-cash compensation expense recognized	$252	$32	$67

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

During the year ended December 31, 2018, the Company repurchased 3.2 million shares of Class A common stock at an aggregate average price of $9.11 per share for a total of $29.4 million.

13.    NET INCOME (LOSS) PER COMMON SHARE

Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; (iv) if the RSUs with service and performance conditions were considered contingently issuable and (v) if the Preferred was converted (using the as if converted method, for 2016 only). The Company considered whether the options to purchase Class A common stock in connection with the ESPP were potentially dilutive and concluded there were no dilutive shares as all options are automatically exercised at the balance sheet date.

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

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$(362,587)	$233,013	$38,065
Preferred stock dividends	—	2,015	1,901

Net income available to common shareholders from continuing operations	(362,587)	230,998	36,164
Income (loss) from discontinued operations, net of tax	1,152	836	—

Net income (loss) available to common shareholders	$(361,435)	$231,834	$36,164

Denominator
Basic weighted average shares outstanding	138,069,608	51,392,899	38,500,495

Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$(2.63)	$4.49	$0.94

Net income (loss) from discontinued operations per share available to common shareholders - Basic	0.01	0.02	—

Net income (loss) per share available to common shareholders - Basic	$(2.62)	$4.51	$0.94

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$(362,587)	$233,013	$38,065
Preferred stock dividends	—	2,015	1,901

Net income available to common shareholders from continuing operations	(362,587)	230,998	36,164
Income (loss) from discontinued operations, net of tax	1,152	836	—

Net income (loss) available to common shareholders	$(361,435)	$231,834	$36,164

Denominator
Basic weighted average shares outstanding	138,069,608	51,392,899	38,500,495
Effect of RSUs and options under the treasury stock method	—	1,492,257	1,067,567

Diluted weighted average shares outstanding	138,069,608	52,885,156	39,568,062

Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$(2.63)	$4.37	$0.91

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	0.01	0.02	—

Net income (loss) per share available to common shareholders - Diluted	$(2.62)	$4.38	$0.91

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	564	548	—

Price range of options excluded: from	$6.43	$11.69	$—

Price range of options excluded: to	$13.98	$13.98	$—

RSUs with service conditions	1,394	163	—

Excluded RSUs with service and market conditions as market conditions not met	226	336	267

Excluded RSUs with service and performance conditions until performance criteria is probable	—	—	—

Excluded preferred stock as anti-dilutive under the as if method	—	—	1,943

Excluded shares as anti-dilutive when reporting a net loss	755	—	—

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

On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2018 and January 1, 2017. The Board of Directors elected to forego the January 1, 2016 increase in the shares available for grant. As of December 31, 2018, the shares available for grant were 1.7 million shares.

The Plan included certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. This expense deduction exemption does not apply under the new tax legislation that was enacted during the fourth quarter of 2017 and was effective as of January 1, 2018.

Accounting for Share-Based Compensation

The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The fair value is determined at the time of grant: (i) using the Company’s stock price for RSUs; and (ii) using the Black Scholes model for options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Forfeitures are recognized as they occur.

RSU Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value as of
		Stock	Purchase	Contractual	December 31,
	Period Ended	Units	Price	Term (Years)	2018
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2017	4,285
RSUs awarded		1,292
RSUs released		(1,496)
RSUs forfeited		(396)

RSUs outstanding as of:	December 31, 2018	3,685	$—	1.1	$20,971

RSUs vested and expected to vest as of:	December 31, 2018	3,685	$—	1.1	$20,971

RSUs exercisable (vested and deferred) as of:	December 31, 2018	49	$—	—	$278

Weighted average remaining recognition period in years		1.9

Unamortized compensation expense		$22,458

The following table presents additional information on RSU activity:

	Years Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share)
RSUs issued	1,292	$10,078	3,064	$35,628	1,123	$10,381
RSUs forfeited - service based	(396)	(1,228)	(379)	(1,117)	(27)	(280)

Net RSUs issued and increase (decrease) to paid-in capital	896	$8,850	2,685	$34,511	1,096	$10,101

Weighted average grant date fair value per share	$9.71		$13.42		$9.24

Fair value of shares vested per share	$11.07		$10.76		$9.30

RSUs vested and released	1,496		474		611

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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	650	630	390
Number of RSUs granted	—	70	470
Number of RSUs forfeited	(110)	—	—
Number of RSUs vested	(314)	(50)	(230)

End of period balance	226	650	630

Weighted average fair value of RSUs granted with market conditions	$—	$9.81	$7.34

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

The specific assumptions used for these valuations are as follows:

	Years Ended
	December 31,
	2018	2017	2016
Expected Volatility Structure (1)	—	54%	35% to 45%
Risk Free Interest Rate (2)	—	1.8%	0.4% to 1.1%
Annual Dividend Payment Per Share (Constant) (3)	—	3.3%	7.5%

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

The following table reflects the activity of RSUs with service and performance conditions:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service and Performance Conditions
Beginning of period balance	—	—	29
Number of RSUs granted	—	—	—
Number of RSUs that did not meet criteria	—	—	(29)
Number of RSUs vested	—	—	—

Average fair value of RSUs granted with performance conditions	$—	$—	$—

As of December 31, 2018, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity

The following table presents the option activity during the current year ended under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	as of
		Number of	Exercise	Contractual	December 31,
	Period Ended	Options	Price	Term (Years)	2018
Options outstanding as of:	December 31, 2017	883,347	$8.38
Options granted		—	—
Options exercised		(113,137)	1.35
Options forfeited		—	—
Options expired		(15,000)	9.30

Options outstanding as of:	December 31, 2018	755,210	$9.42	1.4	$789,550

Options vested and expected to vest as of:	December 31, 2018	755,210	$9.42	1.4	$789,550

Options vested and exercisable as of:	December 31, 2018	755,210	$9.42	1.4	$789,550

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		December 31,	Contractual	Exercise	December 31,	Exercise
From	To	2018	Life	Price	2018	Price
$1.34	$1.34	184,800	0.1	$1.34	184,800	$1.34
$4.76	$13.98	570,410	1.8	$12.04	570,410	$12.04

$1.34	$13.98	755,210	1.4	$9.42	755,210	$9.42

The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2018		2017		2016
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$1.34	$2.02	$1.34	$11.31	$1.34	$11.69

Upon vesting, period to exercise in years	1	10	1	10	1	10

Fair value per share upon grant	$—		$4.33		$—

Number of options granted	—		686		—

Intrinsic value per share upon exercise	$7.33		$7.24		$12.21

Intrinsic value of options exercised	$829		$60		$1,678

Tax benefit from options exercised	$220		$21		$636

Cash received from exercise price of options exercised	$152		$42		$265

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

For options granted, the Company used the Black-Scholes option-pricing model and determined: (i) the term by using the simplified plain-vanilla method as the Company’s employee exercise history may not be indicative for estimating future exercises; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant; and (iv) an annual dividend yield based upon the Company’s most recent quarterly dividend at the time of grant.

In connection with the Merger, the Company applied the above described valuation methodologies to determine the fair value for those options assumed as part of the Merger in 2017.

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Station operating expenses	$6,855	$1,694	$1,363
Corporate general and administrative expenses	8,294	7,873	5,176

Stock-based compensation expense included in operating expenses	15,149	9,567	6,539
Income tax benefit (1)	3,160	3,328	2,321

After-tax stock-based compensation expense	$11,989	$6,239	$4,218

(1)	Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

15.    INCOME TAXES

Effective Tax Rate - Overview

The Company’s effective income tax rate may be impacted by: (i) changes in the level of income in any of the Company’s taxing jurisdictions; (ii) changes in the statutes, rules and tax rates applicable to taxable income in the jurisdictions in which the Company operates; (iii) changes in the expected outcome of income tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; (v) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (vi) adding facilities in states that on average have different income tax rates from states in which the Company currently operates and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities. The Company’s annual effective tax rate may also be materially impacted by tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill and changes in the deferred tax valuation allowance.

An impairment loss for financial statement purposes will result in an income tax benefit during the period incurred as the amortization of some portion of the Company’s broadcasting licenses and goodwill is deductible for income tax purposes.

Expected and Reported Income Taxes (Benefit)

Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Federal statutory income tax rate	21%	35%	35%

Computed tax expense at federal statutory rates on income before income taxes	$(77,016)	$(8,425)	$18,501
State income tax expense, net of federal benefit	(4,779)	23,045	(5,202)
Goodwill impairment	64,465	—	—
Valuation allowance current year activity	(2,593)	2,395	—
Tax impact of share-based awards	872	1,383	—
Transaction costs	391	8,477	—
Recognized gain on Exchange Transactions	—	6,435	—
U.S. federal income tax reform	883	(291,497)	—
Tax benefit shortfall associated with share-based awards	—	—	286
Taxable gain on sale of radio stations	5,511	—	—
Nondeductible expenses and other	8,113	1,102	1,209

Income taxes	$(4,153)	$(257,085)	$14,794

For 2018

The effective income tax rate was 1.1%. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company’s goodwill during the fourth quarter of 2018 which is not deductible for income tax purposes. The income tax rate is lower than in previous year primarily due to an income tax benefit resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%.

For 2017

The effective income tax rate was significantly impacted by an income tax benefit resulting from the TCJA that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company’s deferred tax balances were re-measured using the new federal income tax rate.

For 2016

The effective income tax rate was 28.0%. This rate was lower than the federal statutory rate of 35% primarily due to the combination of: (i) tax benefits associated with legislative changes in certain single member states; (ii) a reduction in the Company’s valuation allowances against net operating losses in certain single member states as a result of internal restructuring; and (iii) the reliance more on share-based awards issued to senior management that are fully deductible for tax purposes.

Income Tax Expense

Income tax expense (benefit) for each year is summarized in the table below. The table does not include income tax expense from discontinued operations of $0.7 million and $0.5 million in 2018 and 2017, respectively.

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$38,481	$5,178	$(33)
State	17,836	1,289	139

Total current	56,317	6,467	106

Deferred:
Federal	(37,678)	(295,467)	19,980
State	(22,792)	31,915	(5,292)

Total deferred	(60,470)	(263,552)	14,688

Total income taxes (benefit)	$(4,153)	$(257,085)	$14,794

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

At December 31, 2017, the Company calculated the accounting for the tax effects of enactment of TCJA as written, and made a reasonable estimate of the effects on the existing deferred tax balances. The Company recorded an estimated income tax benefit from continuing operations of $291.5 million to adjust the Company’s deferred income tax balances as a result of the reduced corporate income tax rate. The estimated amounts are included as components of income tax expense from continuing operations.

To determine the Company’s estimated amounts, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impact on the state tax rate.

The Company completed its assessment of the impact of the TCJA as of December 22, 2018. In connection with this final assessment of the impact of the TCJA, the Company recorded an additional $0.9 million income tax benefit from continuing operations during 2018.

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017, are as detailed below.

	December 31,
	2018	2017
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	81,368	96,334
Share-based compensation	3,382	4,174
Investments - impairments	347	348
Lease rental obligations	15,080	13,910
Deferred compensation	9,097	11,601
Deferred gain on tower transaction	1,732	1,897
Debt fair value adjustment	4,390	5,162
Reserves	—	7,442
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	—	—
Advertiser broadcasting obligations	—	—
Employee benefits	2,396	543
Provision for doubtful accounts	4,406	4,383
Other non-current	5,799	1,614

Total deferred tax assets before valuation allowance	127,997	147,408
Valuation allowance	(25,761)	(37,154)

Total deferred tax assets	$102,236	$110,254

Deferred tax liabilities:
Advertiser broadcasting obligations	$47	$(7,172)
Deferral of gain recognition on the extinguishment of debt	—	—
Property, equipment and certain intangibles	(49,662)	(55,922)
Broadcasting licenses and goodwill	(598,603)	(656,949)

Total deferred tax liabilities	$(648,218)	$(720,043)

Total net deferred tax liabilities	$(545,982)	$(609,789)

Valuation Allowance for Deferred Tax Assets

Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In the Company’s assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods and any ownership change limitations under Section 382 of the Code on the Company’s future income that can be used to offset historic losses.

For 2018, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) will be limited under Section 382 of the Code as a result of the CBS Radio Merger. For federal income tax purposes, the acquisition of CBS Radio (now Entercom Media Corp.) was treated as a reverse acquisition which caused the Company to undergo an ownership change under Section 382 of the Code. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, Entercom Media Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.

As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

		Increase	Increase
		(Decrease)	(Decrease)
		Charged	Charged
		(Credited)	(Credited)
	Balance at	to Income	to		Balance At
	Beginning	Taxes	Balance	Purchase	End Of
Year Ended	of Year	(Benefit)	Sheet	Accounting	Year
(amounts in thousands)
December 31, 2018	$37,154	$(11,393)	$—	$—	$25,761
December 31, 2017	12,861	17,785	151	6,357	37,154
December 31, 2016	20,638	(7,777)	—	—	12,861

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

The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2018	2017
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$370	$711

Total	$370	$711

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

The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Tax expense (income)	$—	$—	$(67)
Interest and penalties (income)	—	—	(170)

Total income taxes (benefit) from uncertain tax positions	$—	$—	$(237)

The decrease in liabilities for uncertain tax positions for 2018 is related to the lapse of statutes of limitations.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Beginning of year balance	$(7,820)	$(7,138)	$(7,690)
Prior year positions
Gross Increases	—	(710)	—
Gross Decreases	—	—	—
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	535	28	552

End of year balance	$(7,285)	$(7,820)	$(7,138)

Ending liability balance included above that was reflected as an offset to deferred tax assets	$(6,915)	$(7,110)	$(7,138)

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

As of December 31, 2018, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.

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

Income Tax Payments, Refunds and Credits

For federal taxation purposes, the TCJA repealed the Alternative Minimum Tax (“AMT”) for corporations. Accordingly, the Company did not make any AMT payments in 2018. The Company is now subject to regular corporate income tax.

The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Federal and state income tax payments	$54,217	$2,030	$381

Net Operating Loss Carryforwards

As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in its NOL carryforward utilization.

The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the IRC. Entercom Media Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $254.5 million of its NOL carryovers.

The Company has recorded a valuation allowance for its state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Code and similar state provisions.

The Company will continue to assess the ability of these carryforwards to be realized in subsequent periods.

The NOLs in the following table reflect an estimate of the NOLs for the 2018 tax filing year as these returns will not be filed until later in 2019:

	Net Operating Losses
	December 31, 2018
	NOLs	NOL Expiration Period
	(amounts in	(in years)
	thousands)
Federal NOL carryforwards	$262,066	2030 to 2033

State NOL carryforwards	$518,779	2019 to 2034

16.    SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES

The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Operating Activities
Barter revenues	$19,365	$10,898	$4,700

Barter expenses	$19,324	$9,440	$4,789

Transition services costs incurred in the integration of CBS Radio	$5,456	$1,917	$—

Reduction to the transition services asset	$(5,456)	$(1,917)	$—

Financing Activities
Increase in paid-in capital from the issuance of RSUs	$10,078	$35,628	$10,381
Decrease in paid-in capital from the forfeiture of RSUs	(1,228)	(1,117)	(280)

Net paid-in capital of RSUs issued (forfeited)	$8,850	$34,511	$10,101

Dividend accrued on perpetual cumulative convertible preferred stock	$—	$—	$452

Debt assumed in a business combination or merger	$—	$1,387,500	$—

Investing Activities
Cash acquired through consolidation (deconsolidation) of a VIE	$—	$(302)	$302

Noncash additions to property and equipment and intangibles	$818	$2,213	$833

Net radio station assets given up in a market	$—	$124,500	$—

Net radio station assets acquired in a market	$—	$124,500	$—

Fair value of net assets acquired through the issuance of common stock	$—	$1,168,848	$—

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

	Years Ended December 31,
Benefit Plan Disclosures	2018	2017	2016
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$40,995	$10,875	$10,137
Assumption of deferred compensation in Merger	—	27,057	—
Employee compensation deferrals	384	840	963
Employee compensation payments	(8,709)	(1,184)	(945)
Increase (decrease) in plan fair value	(1,742)	3,407	720

End of period balance	$30,928	$40,995	$10,875

401(k) Savings Plan

The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2018, 2017 and 2016 were $6.1 million, $2.9 million and $1.0 million, respectively.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments Subject to Fair Value Measurements

The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (i) certain tangible and intangible assets subject to impairment testing as described in Note 6, Intangible Assets And Goodwill; (ii) financial instruments as described in Note 10, Long-Term Debt; (iii) deemed deferred compensation plans as described in Note 17, Employee Savings And Benefit Plans; (iv) lease abandonment liabilities as described in Note 3, Business Combinations; and (v) interest rate derivative transactions that are outstanding from time to time (none currently outstanding).

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

	Fair Value Measurements At Reporting Date
		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2018	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities

Deferred compensation plan liabilities (1)	$30,928	$23,476	$—	$—	$7,452

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2017	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities

Deferred compensation plan liabilities (1)	$40,995	$23,751	$—	$—	$17,244

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

During the quarters ended June 30, 2018 and 2017, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets equaled or exceeded their carrying value. During the second quarter of the current year, the Company concluded that the fair value of goodwill exceeded the carrying value of goodwill and determined that no goodwill impairment charge was required. During the second quarter of the prior year, the Company concluded that the carrying value of goodwill allocated to one of its markets exceeded its fair value. Accordingly, the Company wrote off approximately $0.4 million of goodwill during the second quarter of 2017.

Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company determined that a sustained decrease in the Company’s share price required the Company to conduct an interim impairment assessment on its broadcasting licenses and goodwill. This interim impairment conducted during the fourth quarter of the current year indicated that the carrying value of the Company’s goodwill and broadcasting licenses exceeded their respective carrying amount. Accordingly, the Company recorded a $147.9 million impairment charge ($108.8 million, net of tax) on its broadcasting licenses and a $317.1 million impairment ($314.4 million, net of tax) on its goodwill in the fourth quarter of 2018. Refer to Note 6, Intangible Assets and Goodwill, for additional information.

There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)
Term B Loans (1)	$1,291,700	$1,243,261	$1,330,000	$1,336,650

Revolver (2)	$180,000	$180,000	$143,000	$143,000

Senior Notes (3)	$400,000	$378,000	$400,000	$422,876

Other debt (4)	$912		$70

Letters of credit (4)	$5,862		$1,856

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

If certain impairment indicators exist, the Company determines the fair value of its investments. If the Company determines the carrying value of an investment exceeds its fair value, the Company writes down the value of the investment to its fair value. The fair value of the investments are not adjusted if there are no identified adverse events or changes in circumstances that may have a material effect on the fair value of the investment.

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

The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the
	Measurement Alternative
	December 31,
	2018	2017
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$9,955	$255
Accumulated impairment as of January 1,	—	—

Investment beginning balance after cumulative impairment as of January 1,	9,955	255
Acquisition of interest in a privately held company	1,250	9,700

Ending period balance	$11,205	$9,955

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

As of December 31, 2017, the Company entered into an agreement to dispose of a parcel of land along with the land improvements in Chicago, Illinois for $46.0 million and classified these assets as held for sale. During the third quarter of 2018, the Company closed on this sale, which resulted in a loss of $0.1 million to the Company.

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

During the third quarter of 2018, the Company closed on the sale of the land and buildings in Los Angeles, California and the land and buildings in San Diego, California. The Company received proceeds of $27.2 million from these two sales, which resulted in a gain of approximately $6.4 million to the Company.

During the fourth quarter of 2018, the Company closed on the sales of: (i) the land and buildings in Dallas, Texas; (ii) the land and buildings in Sacramento, California; and (iii) the land in Austin, Texas. The Company received proceeds of $3.9 million from these three sales, which resulted in a gain of approximately $0.3 million to the Company.

As of December 31, 2018, the Company entered into an agreement with a third party to dispose of land and land improvements, buildings and equipment. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of approximately $19.6 million. This transaction is expected to close within one year.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined the fair value of the assets held for sale related to the Bonneville LMA by utilizing an offer from a third party for the bundle of assets. This is considered a Level 3 measurement. Based upon the agreed-upon price in the asset purchase agreement, the Company determined that the carrying value of these assets was greater than the fair value. During the second quarter of 2018, the Company recorded a non-cash impairment charge of $25.6 million to reflect the change in the carrying value of these assets held for sale from $165.9 million to $140.3 million and to reduce the carrying value of these assets to the recoverable value. During the third quarter of 2018, the Company closed on this sale, which resulted in a loss of approximately $0.2 million to the Company.

The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	December 31, 2018			December 31, 2017
			Other			Other
		Bonneville	Assets Held		Bonneville	Assets Held
	Total	LMA	for Sale	Total	LMA	for Sale
	(amounts in thousands)
Land and land improvements	$2,645	$—	$2,645	$47,110	$1,110	$46,000
Building	1,053	—	1,053	1,970	1,520	450
Leasehold improvements	—	—	—	88	88	—
Equipment	15,905	—	15,905	2,618	2,618	—

Net property and equipment	19,603	—	19,603	51,786	5,336	46,450

Net radio broadcasting licenses	—	—	—	136,014	136,014	—

Other intangibles	—	—	—	1,947	1,947	—
Goodwill	—	—	—	22,573	22,573	—

Total intangibles	—	—	—	160,534	160,534	—

Net assets held for sale	$19,603	$—	$19,603	$212,320	$165,870	$46,450

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 3, Business Combinations, and elsewhere within this Note, for additional information on the iHeartMedia Transaction, the Beasley Transaction, and the Bonneville Transaction.

The following table presents the results of operations of the discontinued operations:

	Years Ended
	December 31,
	2018	2017	2016
	(amounts in thousands)
Net broadcast revenues	$—	$5,494	$—

Station operating expenses	—	4,749	—
Depreciation and amortization expense	—	9	—
Net time brokerage agreement (income) fees	1,765	(652)	—

Total operating expenses	—	4,106	—

Income before income taxes	1,765	1,388	—
Income taxes	613	552	—

Income from discontinued operations, net of income taxes	$1,152	$836	$—

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

Like-Kind Exchange Proceeds

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, the Company created an entity that serves as a QI for tax purposes and that holds the net sales proceeds of $70.2 million as of December 31, 2018. The Company plans to use a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a VIE and is included in the Company’s consolidated financial statements as the Company is considered the primary beneficiary.

The use of a QI in a like-kind exchange enables the Company to effectively minimize its current tax liability in connection with certain asset dispositions. As discussed in Note 19, Assets Held For Sale And Discontinued Operations, the Company sold: (i) a parcel of land in Chicago, Illinois in 2018 for net proceeds of $45.5 million; and (ii) a former studio building in Los Angeles, California in 2018 for net proceeds of $24.7 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and are reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2018. Restrictions on these deposits will lapse prior to the end of the first quarter of 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash
	December 31,
	2018	2017
	(amounts in thousands)
Cash and cash equivalents	$122,893	$34,167
Restricted cash	69,365	—

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$192,258	$34,167

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

Broadcast Licenses

The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $407,270 for a single incident, with a maximum fine of up to $3,759,410 for a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.

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

The FCC initiated an investigation in January 2007, related to a contest at one of the Company’s stations. In October 2016, the FCC designated for a hearing whether the Company operated this station in the public interest and whether such station’s license should be renewed. In February 2017, the Company permanently discontinued operation of the station and returned the station’s broadcasting license to the FCC for cancellation, in order to facilitate the Merger. As a result, the Company recorded a $13.5 million loss in the statement of operations in net gain/loss on sale or disposal of assets in 2017.

Performance Fees

The Company incurs fees from performing rights organizations (“PRO”) to license the Company’s public performance of the musical works contained in each PRO’s repertoire. The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers that became effective January 1, 2017 for a five-year term; (ii) is currently seeking reasonable industry-wide fees from Broadcast Music, Inc. effective January 1, 2017 through rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC, Inc. to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) filed in November 2016 a motion in the U.S. District Court for the Eastern District of Pennsylvania against Global Music Rights (“GMR”) arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California along with a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In January 2017, the Company obtained an interim license from GMR for fees effective January 1, 2017 to avoid any infringement claims by GMR for using GMR’s repertory without a license. This license, including several extensions, is expected to expire March 31, 2019.

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

The Company also has rent obligations under a sale and leaseback transaction from 2009 whereby the Company sold certain of its radio broadcasting towers to a third party for cash in return for long-term leases on these towers. These sale and leaseback obligations are listed in the future minimum annual commitments table. The Company sold these towers as operating these towers to maximize tower rental income was not part of the Company’s core strategy.

The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Rent expense	$53,948	$23,742	$17,892

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
		Sale
	Rent Under	Leaseback	Programming
	Operating	Operating	and Related
	Leases	Leases	Contracts	Total
	(amounts in thousands)
Years ending December 31,
2019	$50,455	$920	$169,384	$220,759
2020	49,556	948	121,212	171,716
2021	45,870	977	86,202	133,049
2022	40,451	1,006	57,662	99,119
2023	37,194	1,036	46,094	84,324
Thereafter	159,208	6,697	17,567	183,472

	$382,734	$11,584	$498,121	$892,439

21.     SUBSEQUENT EVENTS

Events occurring after December 31, 2018, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On February 1, 2019, the Company closed on the sale of land, land improvements, buildings and equipment for total proceeds of $25.0 million. The assets were classified within assets held for sale as of December 31, 2018.

On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which the Company will exchange three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York. The Company and Cumulus will begin programming the respective stations under a LMA on March 1, 2019. The exchange transaction is expected to close in the second quarter of 2019.

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

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2018
Net revenues	$411,375	$378,508	372,124	$300,560
Operating income	$(377,593)	$78,733	27,552	$5,689
Net income (loss) available to the Company from continuing operations	$(386,568)	$36,590	$1,597	$(14,206)
Preferred stock dividend	$—	$—	$—	$—
Net income available to common shareholders from continuing operations	$(386,568)	$36,590	1,597	$(14,206)
Income (loss) from discontinued operations, net of income taxes	$(378)	$358	$844	$328
Net income (loss) available to common shareholders	$(386,946)	$36,948	2,441	$(13,878)
Net income (loss) from continuing operations per share - basic (1)	$(2.80)	$0.26	$0.01	$(0.10)
Net income (loss) from discontinued operations, net of tax, per share - basic (1)	$—	$—	$0.01	$—
Net income (loss) available to common shareholders per share - basic (1)	$(2.80)	$0.27	0.02	$(0.10)

Weighted average common shares outstanding - basic	138,033	138,740	138,639	138,939

Net income (loss) from continuing operations per share - diluted (1)	$(2.80)	$0.26	$0.01	$(0.10)

Net income (loss) from discontinued operations, net of tax, per share - diluted (1)	$—	$—	$0.01	$—

Net income (loss) available to common shareholders per share - diluted (1)	$(2.80)	$0.27	$0.02	$(0.10)

Weighted average common shares outstanding - diluted	138,033	139,103	139,263	138,939

Preferred stock dividends declared and paid	$—	$—	$—	$—

Common stock dividends declared and paid	$12,367	$12,486	$12,475	$12,441

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2017
Net revenues	$246,614	$122,299	$124,970	$99,001
Operating income	$(2,265)	$13,485	$16,379	$(15,016)
Income (loss) available to the Company from continuing operations	$231,829	$4,100	$6,414	$(9,331)
Preferred stock dividend	$252	$663	$550	$550
Net income available to common shareholders from continuing operations	$231,577	$3,437	$5,864	$(9,881)
Income (loss) from discontinued operations, net of income taxes	$836	$—	$—	$—
Net income (loss) available to common shareholders	$232,413	$3,437	$5,864	$(9,881)
Net income (loss) from continuing operations per share - basic (1)	$2.63	$0.11	$0.16	$(0.24)

Net income (loss) from discontinued operations, net of tax, per share - basic (1)	$0.01	$—	$—	$—

Net income (loss) available to common shareholders per share - basic (1)	$2.63	$0.09	$0.15	$(0.25)

Weighted average common shares outstanding - basic	88,309	38,955	38,945	38,910

Net income (loss) from continuing operations per share - diluted (1)	$2.58	$0.28	$0.26	$0.11

Net income (loss) from discontinued operations, net of tax, per share - diluted (1)	$0.01	$—	$—	$—

Net income (loss) available to common shareholders per share - diluted (1)	$2.59	$0.09	$0.15	$(0.25)

Weighted average common shares outstanding - diluted	89,887	39,728	39,656	38,910

Preferred stock dividends declared and paid	$924	$550	$550	$550

Common stock dividends declared and paid	$12,746	$10,713	$2,921	$2,916

(1)

Income (loss) from continuing operations per share, income (loss) from discontinued operations per share, and net income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(b)    Index to Exhibits

Exhibit Number	Description

2.1 #	Master Separation Agreement, dated as of February 2, 2017, by and between CBS Corporation and CBS Radio Inc. (Incorporated by reference to Exhibit A to Exhibit 2.1 to Entercom’s Current Report on Form 8-K filed on February 3, 2017)

3.1 #	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381))

3.2 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.7 #	Amendment No 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.8 #	Amendment No 2 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 17, 2017)

4.1 #	Indenture for Senior Notes, dated as of October 17, 2016, by and among Entercom Media Corp. (formerly CBS Radio, Inc.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #	Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #	Supplemental Indenture, dated December 8, 2017, by and between Entercom Media Corp. (formerly CBS Radio Inc.), and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

10.1 #	Credit Agreement, dated as of October 17, 2016, by and among Entercom Media Corp. (formerly CBS Radio Inc.), the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.9 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.2 #	Amendment No. 1, dated as of March 3, 2017, to the Credit Agreement, dated as of October 17, 2016, by and among Entercom Media Corp. (formerly CBS Radio Inc.), the guarantors named therein, the lenders and L/C issuers named therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.10 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

10.3 #	Transition Services Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.5 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.4 #	Tax Matters Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.10 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

10.5 #	Employment Agreement, dated April 22, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016).

10.6 #	First Amendment to Employment Agreement, November 16, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 17, 2017).

10.7 #	Waiver Agreement April 19, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.8 *	Second Amendment to Employment Agreement, dated October 11, 2018, between Entercom Communications Corp. and David J. Field Filed herewith.

10.9 #	Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.10 #	Employment Agreement, dated July 18, 2017, between Entercom Communications Corp. and Louise C. “Weezie” Kramer. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10Q for the quarter ended September 30, 2017, filed on November 6, 2017).

10.11 #	Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.12 *	Employment Agreement, dated October 11, 2018, between Entercom Communications Corp. and Robert Philips. Filed herewith.

10.13 #	Employment Agreement, July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.14 #	First Amendment to Employment Agreement, December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.15 #	Second Amendment to Employment Agreement, May 10, 2017, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.16 #	Entercom Non-Employee Director Compensation Policy adopted May 10, 2017. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2017).

10.17 #	Amended and Restated Entercom Equity Compensation Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 7, 2014.

10.18 #	Entercom Annual Incentive Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 17, 2017).

10.19 #	Entercom 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to our Proxy Statement on Schedule 14A, filed on March 18, 2016).

21.1 *	Information Regarding Subsidiaries of Entercom Communications Corp. Filed herewith.

23.1 *	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 *	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

32.2 *	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith. This exhibit is submitted as “accompanying” this Annual Report on Form 10-K and shall not be deemed to be “filed” as part of this Annual Report on Form 10-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
#	Incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY PAGE

Not Presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bala Cynwyd, Pennsylvania, on February 27, 2019.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD David J. Field	Chairman, Chief Executive Officer, President and a Director	February 27, 2019

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING Richard J. Schmaeling	Executive Vice President and Chief Financial Officer	February 27, 2019

Principal Accounting Officer:

/s/ JAMES N. HAMILL James N. Hamill	Interim Principal Accounting Officer and Controller	February 27, 2019

Directors:

/s/ JOSEPH M. FIELD Joseph M. Field	Chairman Emeritus	February 27, 2019

/s/ DAVID J. BERKMAN David J. Berkman	Director	February 27, 2019

/s/ SEAN R. CREAMER Sean R. Creamer	Director	February 27, 2019

/s/ JOEL HOLLANDER Joel Hollander	Director	February 27, 2019

/s/ MARK R. LANEVE Mark R. Laneve	Director	February 27, 2019

/s/ DAVID LEVY David Levy	Director	February 27, 2019

/s/ SUSAN K. NEELY Susan K. Neely	Director	February 27, 2019

/s/ STEFAN M. SELIG Stefan M. Selig	Director	February 27, 2019