Form 10-Q
period 2019-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2019-05-03
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	ETM	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $0.01 par value – 138,563,358 Shares Outstanding as of April 30, 2019

(Class A Shares Outstanding include 4,144,421 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2019.

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

Key risks to our company are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019, and as may be supplemented by the risks described under Part II, Item 1A, of our quarterly reports on Form 10-Q and in our Current Reports on Form 8-K.

i

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

(unaudited)

	MARCH 31, 2019	DECEMBER 31, 2018
ASSETS:
Cash	$68,266	$122,893
Restricted cash	—	69,365
Accounts receivable, net of allowance for doubtful accounts	269,945	342,766
Prepaid expenses, deposits and other	33,840	25,205

Total current assets	372,051	560,229
Investments	11,205	11,205
Net property and equipment	327,901	317,030
Operating lease right-of-use assets	293,638	—
Radio broadcasting licenses	2,499,490	2,516,625
Goodwill	534,607	539,469
Assets held for sale	22,795	19,603
Other assets, net of accumulated amortization	38,517	56,197

TOTAL ASSETS	$4,100,204	$4,020,358

LIABILITIES:
Accounts payable	$2,826	$1,858
Accrued expenses	46,890	58,449
Other current liabilities	114,491	118,438
Operating lease liabilities	37,434	—

Total current liabilities	201,641	178,745

Long-term debt, net of current portion	1,692,258	1,872,203
Operating lease liabilities, net of current portion	275,739	—
Deferred tax liabilities	546,971	545,982
Other long-term liabilities	52,097	89,168

Total long-term liabilities	2,567,065	2,507,353

Total liabilities	2,768,706	2,686,098

CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Class A, B and C common stock	1,427	1,412
Additional paid-in capital	1,682,891	1,693,512
Accumulated deficit	(352,820)	(360,664)

Total shareholders’ equity	1,331,498	1,334,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,100,204	$4,020,358

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
NET REVENUES	$309,005	$300,560

OPERATING EXPENSE:
Station operating expenses	248,985	255,725
Depreciation and amortization expense	11,104	8,471
Corporate general and administrative expenses	20,935	18,669
Integration costs	1,135	9,729
Restructuring charges	1,014	1,481
Merger and acquisition costs	9	1,383
Net time brokerage agreement (income) fees	40	(426)
Net (gain) loss on sale or disposal of assets	(4,600)	(161)

Total operating expense	278,622	294,871

OPERATING INCOME (LOSS)	30,383	5,689

NET INTEREST EXPENSE	25,220	23,404

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	5,163	(17,715)
INCOME TAXES (BENEFIT)	2,038	(3,509)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	3,125	(14,206)
Income from discontinued operations, net of income taxes (benefit)	—	328

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,125	$(13,878)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Basic and Diluted	$0.02	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Basic and Diluted	$—	$—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND DILUTED	$0.02	$(0.10)

WEIGHTED AVERAGE SHARES:
Basic	138,099,180	138,939,309

Diluted	138,523,371	138,939,309

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

(amounts in thousands, except share data)

(unaudited)

						Retained
	Common Stock				Additional	Earnings
	Class A		Class B		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$1,764,360
Net income (loss) available to the Company	—	—	—	—	—	(13,878)	(13,878)
Compensation expense related to granting of stock awards	(157,680)	(2)	—	—	3,915	—	3,913
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	39,196	—	—	—	321	—	321
Exercise of stock options	10,000	—	—	—	13	—	13
Common stock repurchase	(1,833,200)	(18)	—	—	(19,361)	—	(19,379)
Purchase of vested employee restricted stock units	(328,196)	(3)	—	—	(3,460)	—	(3,463)
Payment of dividends on common stock	—	—	—	—	(13,036)	—	(13,036)
Dividend equivalents, net of forfeitures	—	—	—	—	342	—	342

Balance, March 31, 2018	137,405,901	$1,374	4,045,199	$40	$1,705,866	$11,913	$1,719,193
Net income (loss) available to the Company	—	—	—	—	—	(347,557)	(347,557)
Compensation expense related to granting of stock awards	1,053,514	11	—	—	11,225	—	11,236
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	189,031	2	—	—	1,105	—	1,107
Exercise of stock options	103,137	1	—	—	139	—	140
Common stock repurchase	(1,393,100)	(14)	—	—	(10,014)	—	(10,028)
Purchase of vested employee restricted stock units	(178,270)	(2)	—	—	(1,721)	—	(1,723)
Payment of dividends on common stock	—	—	—	—	(12,746)	(24,861)	(37,607)
Dividend equivalents, net of forfeitures	—	—	—	—	(342)	(159)	(501)

Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$1,334,260
Net income (loss) available to the Company	—	—	—	—	—	3,125	3,125
Compensation expense related to granting of stock awards	1,406,722	14	—	—	3,559	—	3,573
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	84,958	1	—	—	378	—	379
Exercise of stock options	180,300	2	—	—	242	—	244
Purchase of vested employee restricted stock units	(204,499)	(2)	—	—	(1,424)	—	(1,426)
Payment of dividends on common stock	—	—	—	—	(12,913)	—	(12,913)
Dividend equivalents, net of forfeitures	—	—	—	—	(463)	—	(463)
Application of amended leasing guidance	—	—	—	—	—	4,719	4,719

Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$1,331,498

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$3,125	$(13,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,104	8,471
Net amortization of deferred financing costs (net of original issue discount and debt premium)	86	79
Net deferred taxes (benefit) and other	(2,669)	(5,252)
Provision for bad debts	326	2,982
Net (gain) loss on sale or disposal of assets	(4,600)	(161)
Non-cash stock-based compensation expense	3,573	3,913
Deferred compensation	2,802	126
Accretion expense (income), net of asset retirement obligation adjustments	17	15
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	72,495	66,692
Prepaid expenses and deposits	(8,808)	(3,968)
Accounts payable and accrued liabilities	(12,789)	206
Accrued interest expense	6,698	7,155
Accrued liabilities - long-term	(5,629)	(455)
Prepaid expenses - long-term	—	(40)

Net cash provided by (used in) operating activities	65,731	65,885

INVESTING ACTIVITIES:
Additions to property and equipment	(18,622)	(5,413)
Proceeds from sale of radio stations and other assets	24,503	461
Additions to amortizable intangible assets	(1,888)	(1,578)
Purchases of investments	—	(1,250)

Net cash provided by (used in) investing activities	3,993	(7,780)

ENTERCOM COMMUNICATIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
FINANCING ACTIVITIES:
Payments of long-term debt	$(180,000)	$(21,325)
Proceeds from issuance of employee stock plan	379	321
Proceeds from the exercise of stock options	244	13
Purchase of vested employee restricted stock units	(1,426)	(3,463)
Payment of dividends on common stock	(12,430)	(12,441)
Payment of dividend equivalents on vested restricted stock units	(483)	(595)
Repurchase of common stock	—	(20,012)

Net cash provided by (used in) financing activities	(193,716)	(57,502)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(123,992)	603
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	192,258	34,167

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$68,266	$34,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,446	$16,497

Income taxes	$1,790	$45

Dividends on common stock	$12,430	$12,441

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

This Form 10-Q should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2018, and filed with the SEC on February 27, 2019, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of March 31, 2019, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE that required consolidation in these financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.

The use of a QI in a like-kind exchange enabled the Company to reduce its current tax liability in connection with certain asset dispositions. Under Section 1031 of the Internal Revenue Code (the “Code”), the property to be exchanged in the like-kind exchange was required to be received by the Company within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the Company acquired the interests of the QI. This arrangement effectively transformed the QI from a consolidated VIE to a consolidated subsidiary of the Company.

Total results of operations of the VIE for the three months ended March 31, 2019 and the year ended December 31, 2018 were not significant. The VIE had no impact on the Company’s results of operations for the three months ended March 31, 2018. The consolidated VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash on the consolidated balance sheet. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not present restricted cash at March 31, 2019. The VIE had no other assets or liabilities as of December 31, 2018. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 14, Contingencies And Commitments, for additional information.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2018, that was filed with the SEC on February 27, 2019, other than as described below.

Changes in Accounting Policies – Leases

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

The guidance was effective for the Company as of January 1, 2019, and was implemented using a modified retrospective approach at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements.

As a result, the Company has changed its accounting policy for leases as described below. Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 4, Leases, for additional information.

Under certain practical expedients elected, the Company did not reassess whether any expired or existing contracts are or contain leases. The Company did not reassess lease classification between operating and finance leases for any expired or existing leases. The Company did not reassess initial direct costs for any existing leases.

Results for reporting periods beginning after January 1, 2019 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance. Based upon the Company’s assessment, the impact of this guidance had a material impact on the Company’s financial position and the impact to the Company’s results of operations and cash flows through March 31, 2019 was not material. As of January 1, 2019, the Company recorded a cumulative-effect adjustment to its accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from sale and leaseback transactions under the previous accounting guidance for leases.

The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a ROU asset representing its right to use the underlying asset for the lease term, on the consolidated balance sheet.

Recent Accounting Pronouncements

All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than as noted below or those included in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2018, that was filed with the SEC on February 27, 2019) that might have a material impact on the Company’s financial position, results of operations or cash flows.

Leasing Transactions

As discussed above, the Company implemented the amended accounting guidance for leasing transactions on January 1, 2019. There was no impact to previously reported results of operations for any interim period. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation is primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets. Refer to Note 4, Leases, for additional information.

Reclassifications

Certain reclassifications have been made to the prior year’s notes to the consolidated financial statements to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.

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

Based on this timing, the Company’s consolidated financial statements for the three months ended March 31, 2019 do not reflect the results of this divested station, whereas the Company’s consolidated financial statements for the three months ended March 31, 2018 do reflect the results of this divested station.

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

Based on this timing, the Company’s consolidated financial statements for the three months ended March 31, 2019 reflect the results of this acquired station, whereas the Company’s consolidated financial statements for the three months ended March 31, 2018 do not reflect the results of this acquired station.

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

Based on this timing, the Company’s consolidated financial statements for the three months ended March 31, 2019 reflect the results of these acquired stations, whereas the Company’s consolidated financial statements for the three months ended March 31, 2018 reflect the results of these acquired stations only for the portion of the period in which the TBA was in effect.

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

The following table reflects the final allocation of the purchase price to the assets acquired and liabilities assumed.

Final Value
(amounts in thousands)
Assets
Equipment	$1,558

Total tangible property	1,558

Advertiser relationships	207
Advertising contracts	114
Radio broadcasting licenses	12,785
Goodwill	332
Other noncurrent assets	4

Total intangible and other assets	13,442

Total assets	$15,000

Fair value of assets acquired	$15,000

2017 CBS Radio Business Acquisition

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

2017 Local Marketing Agreement: The Bonneville Transaction

On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two local marketing agreements (“LMAs”) with Bonneville. The LMAs, which were effective upon the closing of the Merger, allowed Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations in the San Francisco, California and Sacramento, California markets for $141.0 million in cash. During the year ended December 31, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company. Refer to Note 12, Assets Held for Sale and Discontinued Operations, for additional information.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the consolidated statements of operations.

The components of restructuring charges are as follows:

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Costs to exit duplicative contracts	$—	$143
Workforce reduction	693	590
Lease abandonment costs	—	257
Other restructuring costs	321	491

Total restructuring charges	$1,014	$1,481

Restructuring Plan

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (ii) lease abandonment costs; and (iii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. A portion of unpaid restructuring charges as of March 31, 2019 were including in accrued expenses as these expenses are expected to be paid in less than one year.

The estimated amount of unpaid restructuring charges as of March 31, 2019 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Three Months Ended March 31, 2019	Twelve Months Ended December 31, 2018
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$7,077	$16,086
Additions resulting from the integration of CBS Radio	1,014	5,830
Payments	(2,659)	(14,839)

Restructuring charges and lease abandonment costs unpaid and outstanding	5,432	7,077
Restructuring charges and lease abandonment costs—noncurrent portion	(650)	(988)

Restructuring charges and lease abandonment costs—current portion	$4,782	$6,089

Integration Costs

The Company incurred integration costs of $1.1 million and $9.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma information for the three months ended March 31, 2019 and 2018 assumes that the acquisitions in 2018 had occurred as of January 1, 2017. Refer to information within this Note 2, Business Combinations, and to the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2018, and filed with the SEC on February 27, 2019, for a description of the Company’s acquisition and disposition activities. The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions had been consummated at an earlier time.

For purposes of this presentation, the pro forma data: (i) includes revenue and earnings of stations divested to Bonneville during 2018; and (ii) includes revenue and earnings of the station divested to Beasley during 2018.

This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands, except per share data)
	Actual	Pro Forma
Net revenues	$309,005	$305,425

Income (loss) from continuing operations	$3,125	$(13,681)

Income (loss) from discontinued operations	$—	$328

Net income (loss) available to the Company	$3,125	$(13,353)

Net income (loss) available to common shareholders	$3,125	$(13,353)

Income (loss) from continuing operations per common share—basic	$0.02	$(0.10)

Income (loss) from discontinued operations per common share - basic	$—	$—

Net income (loss) available to common shareholders per common share - basic	$0.02	$(0.10)

Income (loss) from continuing operations per common share - diluted	$0.02	$(0.10)

Income (loss) from discontinued operations per common share - diluted	$—	$—

Net income (loss) available to common shareholders per common share - diluted	$0.02	$(0.10)

Weighted shares outstanding basic	138,099,180	138,939,309

Weighted shares outstanding diluted	138,523,371	138,939,309

3.	REVENUE

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $9.1 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively.

Description	March 31, 2019	December 31, 2018
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$260,857	$330,983
Unearned revenue - current	21,208	22,692
Unearned revenue - noncurrent	700	1,138

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

Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2019
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2019	$23,830
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,438)
Additional amounts recognized during period	5,516

Ending balance	$21,908

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	2019	2018
Revenue by Source	(amounts in thousands)
Broadcast revenues	$284,465	$274,453
Event and other revenues	19,526	22,609
Trade and barter revenues	5,014	3,498

Net revenues	$309,005	$300,560

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

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $0.7 million of revenue in excess of one year.

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

4.    LEASES

Leasing Transactions

The Company’s leased assets primarily include real estate, broadcasting towers and equipment. The Company’s leases have remaining lease terms of less than 1 year up to 30 years, some of which include one or more options to extend the leases, with renewal terms up to fifteen years and some of which include options to terminate the leases within the next year. Many of the Company’s leases include options to extend the terms of the agreements. Generally, renewal options are excluded when calculating the lease liabilities, as the Company does not consider the exercise of such options to be reasonably certain. Unless a renewal options is considered reasonably assured, the optional terms and related payments are not included within the lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s operating leases are reflected on the Company’s balance sheet within the Operating lease right-of-use assets line item and the related current and non-current liabilities are included within the Operating lease liabilities and Operating lease liabilities, net of current portion line items, respectively. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from leases. Operating lease ROU assets and liabilities are recognized at commencement date based upon the present value of lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term.

As the rate implicit in the lease is not readily determinable for the Company’s operating leases, the Company generally uses an incremental borrowing rate based upon information available at the commencement date to determine the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in similar economic environment. In order to measure the operating lease liability and determine the present value of lease payments, the Company estimated what the incremental borrowing rate was for each lease using an applicable treasury rate compatible to the remaining life of the lease and the applicable margin for the Company’s Revolver.

In determining whether a contract is or contains a lease at inception of a contract, the Company considers all relevant facts and circumstances, including whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This consideration involves judgment with respect to whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and whether the Company has the right to direct the use of the identified asset.

On January 1, 2019, the Company implemented the new leasing guidance using a modified retrospective approach with a cumulative-effect adjustment to its accumulated deficit of $4.7 million, net of taxes of $1.7 million.

Practical Expedients

The Company elected the practical expedient which allows it to: (i) apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption; (ii) continue to report comparative periods presented in the financial statements in the period of adoption under the former U.S. GAAP; and (iii) provide the required disclosures under former U.S. GAAP for all periods presented under former U.S. GAAP.

The Company elected the package of practical expedients, which were applied consistently to all of its leases, and enable it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

As a practical expedient, the Company may choose not to separate nonlease components from lease components as an accounting policy election by class of underlying asset. The Company elected this practical expedient by all classes of underlying assets in instances where leases contain common area maintenance. In certain leases, the right to control the use of an asset that meets the lease criteria is combined with the related common area maintenance services provided under the contract into a single lease component.

As an accounting policy election, the Company elected not to apply the recognition requirements to short-term leases for all underlying classes of assets. For these leases which have a term of twelve months or less at lease inception, the Company will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for these payments is incurred.

Lease Expense

The components of lease expense were as follows:

Lease Cost	Three Months Ended March 31, 2019
(amounts in thousands)
Operating lease cost	$12,468
Variable lease cost	2,052
Short-term lease cost	98

Total lease cost	$14,618

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Description	Three Months Ended March 31, 2019
(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$13,109
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$307,618

(1)

ROU assets obtained in exchange for lease obligations include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the three months ended March 31, 2019.

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

Description	March 31, 2019
(amounts in thousands)
Operating Leases
Operating Leases right-of-use assets	$293,638
Operating lease liabilities (current)	$37,434
Operating lease liabilities (noncurrent)	275,739

Total operating lease liabilities	$313,173

Weighted Average Remaining Lease Term
Operating leases	9 years
Weighted Average Discount Rate
Operating leases	4.9%

Maturities

The aggregate maturities of the Company’s lease liabilities are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
Remainder of 2019	$38,695
2020	51,819
2021	48,116
2022	42,763
2023	39,563
Thereafter	168,387

Total lease payments	$389,343

Less: imputed interest	(76,170)

Total	$313,173

As of March 31, 2019, the Company has not entered into any leases that have not yet commenced.

The aggregate maturities of the Company’s lease liabilities as of December 31, 2018, which were based on the former accounting guidance for leases, were as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
2019	$51,375
2020	50,504
2021	46,847
2022	41,457
2023	38,230
Thereafter	165,905

Total lease payments	$394,318

5.    INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 12, Assets Held For Sale And Discontinued Operations, for additional information.

	Broadcasting Licenses Carrying Amount
	March 31, 2019	December 31, 2018
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,516,625	$2,649,959
Acquisition of radio stations - Emmis Acquisition	—	12,785
Acquisition of a radio station - Jerry Lee Transaction	—	27,346
Loss on impairment	—	(148,564)
Disposition of a radio station - WXTU Transaction	—	(24,901)
Assets held for sale - (See Note 12)	(17,135)	—

Ending period balance	$2,499,490	$2,516,625

The following table presents the changes in goodwill. Refer to Note 12, Assets Held For Sale And Discontinued Operations, for additional information.

	Goodwill Carrying Amount
	March 31, 2019	December 31, 2018
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$982,663	$988,056
Accumulated loss on impairment as of January 1,	(443,194)	(126,056)

Goodwill beginning balance after cumulative loss on impairment as of January 1,	539,469	862,000
Loss on impairment during year	—	(317,138)
Disposition of a radio station - WXTU Transaction	—	(8,623)
Measurement period adjustments to acquired goodwill	—	(21,498)
Acquisition of radio stations - Emmis Acquisition	—	332
Acquisition of a radio station - Jerry Lee Transaction	—	24,396
Assets held for sale - (See Note 12)	(4,862)	—

Ending period balance	$534,607	$539,469

Broadcasting Licenses Impairment Test

The Company performs its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method.

There were no events or circumstances since the Company’s prior year fourth quarter interim broadcasting licenses impairment test that indicated an interim review of broadcasting licenses was required.

Goodwill Impairment Test

The Company performs its annual goodwill impairment test during the second quarter of each year by assessing goodwill for its single reporting unit on a consolidated basis.

There were no events or circumstances since the Company’s prior year fourth quarter interim goodwill impairment test that indicated an interim review of goodwill was required.

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2019	December 31, 2018
	(amounts in thousands)
Accrued compensation	$32,618	$31,192
Accounts receivable credits	5,101	5,743
Advertiser obligations	7,046	4,190
Accrued interest payable	12,705	6,007
Unearned revenue	21,208	22,692
Unfavorable lease liabilities	—	2,852
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	8,183	8,646
Non-income tax liabilities	6,662	6,748
Income taxes payable	11,357	10,558
Other	4,977	15,176

Total other current liabilities	$114,491	$118,438

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. Upon the successful completion of a like-kind exchange under Section 1031 of the Code, a portion of the income taxes payable generated from these gains were reclassified to a deferred tax liability. Refer to Note 14, Contingencies And Commitments, for additional information.

7.	LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 17, 2017, in connection with the Merger, the Company refinanced its previously outstanding indebtedness and also assumed CBS Radio’s outstanding indebtedness. As a result of the refinancing activity and the Merger, the Company’s outstanding Credit Facility is comprised of the Revolver and a term loan component (the “Term B-1 Loan”).

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $244.1 million as of March 31, 2019.

The Term B-1 Loan has a maturity date of November 17, 2024. The Term B-1 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-1 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.

The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio as defined in the agreement. The Excess Cash Flow payment, if any, is due in the first quarter of each year, and is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year. Because the Company made voluntary prepayments against the Term B-1 Loan in 2018, which may be applied toward the Excess Cash Flow payment, no Excess Cash Flow payment was due in the first quarter of 2019.

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

The Credit Facility has usual and customary covenants including, but not limited to, a net secured leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net Secured Leverage Ratio that cannot exceed 4.0 times at March 31, 2019. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net Secured Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2019, the Company’s Consolidated Net Secured Leverage Ratio was 3.3 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of March 31, 2019, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net Secured Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following as of March 31, 2019:

	Long-Term Debt
	March 31, 2019	December 31, 2018
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$—	$180,000
Term B-1 Loan, due November 17, 2024	1,291,700	1,291,700
Plus unamortized premium	2,362	2,470

	1,294,062	1,474,170

Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	13,551	14,158

	413,551	414,158

Other Debt
Other	889	912

Total debt before deferred financing costs	1,708,502	1,889,240
Current amount of long-term debt	—	—
Deferred financing costs (excludes the revolving credit)	(16,244)	(17,037)

Total long-term debt, net of current debt	$1,692,258	$1,872,203

Outstanding standby letters of credit	$5,862	$5,862

(B) Senior Unsecured Debt

The Senior Notes

Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on October 17, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Entercom Media Corp) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.

(C) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Interest expense	$25,734	$23,334
Amortization of deferred financing costs	801	795
Amortization of original issue discount (premium) of senior notes	(715)	(716)
Interest income and other investment income	(600)	(9)

Total net interest expense	$25,220	$23,404

8.	NET INCOME (LOSS) PER COMMON SHARE

The following table presents the computations of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to common shareholders from continuing operations	$3,125	$(14,206)
Income (loss) from discontinued operations, net of tax	—	328

Net income (loss) available to common shareholders	$3,125	$(13,878)

Denominator
Basic weighted average shares outstanding	138,099	138,939

Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.02	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Basic	—	—

Net income (loss) per share available to common shareholders - Basic	$0.02	$(0.10)

Diluted Income (Loss) Per Share
Numerator
Net income available to common shareholders from continuing operations	$3,125	$(14,206)
Income (loss) from discontinued operations, net of tax	—	328

Net income (loss) available to common shareholders	$3,125	$(13,878)

Denominator
Basic weighted average shares outstanding	138,099	138,939
Effect of RSUs and options under the treasury stock method	424	—

Diluted weighted average shares outstanding	138,523	138,939

Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.02	$(0.10)

Net income (loss) from discontinued operations per share available to common shareholders - Diluted	—	—

Net income (loss) per share available to common shareholders - Diluted	$0.02	$(0.10)

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended
	March 31,
Impact Of Equity Issuances	2019	2018
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	553	367

Price range of options: from	$6.43	$9.66

Price range of options: to	$13.98	$13.98

RSUs with service conditions	1,666	—

RSUs excluded with service and market conditions as market conditions not met	220	226

Excluded shares as anti-dilutive when reporting a net loss	—	1,313

9.	SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2019
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2018	3,685
RSUs awarded		1,489
RSUs released		(636)
RSUs forfeited		(83)

RSUs outstanding as of:	March 31, 2019	4,455	$—	1.6	$23,350

RSUs vested and expected to vest as of:	March 31, 2019	4,455	$—	1.6	$23,347

RSUs exercisable (vested and deferred) as of:	March 31, 2019	41	$—	—	$217

Weighted average remaining recognition period in years		2.5

Unamortized compensation expense		$27,619

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

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	226	650
Number of RSUs granted	—	—
Number of RSUs forfeited	(6)	(110)
Number of RSUs vested	—	(314)

End of period balance	220	226

Weighted average fair value of RSUs granted with market conditions	$—	$—

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

Option Activity

The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2019	2018
	(amounts in thousands)
Intrinsic value of options exercised	$1,272	$101

Tax benefit from options exercised (1)	$73	$27

Cash received from exercise price of options exercised	$242	$13

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31, 2019
Options outstanding as of:	December 31, 2018	755,210	$9.42
Options granted		—	—
Options exercised		(180,300)	1.34
Options forfeited		—	—
Options expired		(24,828)	11.69

Options outstanding as of:	March 31, 2019	550,082	$11.97	1.6	$2,450

Options vested and expected to vest as of:	March 31, 2019	550,082	$11.97	1.6	$2,450

Options vested and exercisable as of:	March 31, 2019	550,082	$11.97	1.6	$2,450

Weighted average remaining recognition period in years		—

Unamortized compensation expense		$—

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding March 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable March 31, 2019	Weighted Average Exercise Price
From	To
$4.76	$9.66	209,375	1.6	$9.50	209,375	$9.50
$13.11	$13.98	340,707	1.6	$13.48	340,707	$13.48

$4.76	$13.98	550,082	1.6	$11.97	550,082	$11.97

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Station operating expenses	$1,416	$1,958
Corporate general and administrative expenses	2,157	1,955

Stock-based compensation expense included in operating expenses	3,573	3,913
Income tax benefit (1)	748	816

After-tax stock-based compensation expense	$2,825	$3,097

(1)	Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

10.	INCOME TAXES

Tax Rate For The Three Months Ended March 31, 2019

The effective income tax rate was 39.5% which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.

Tax Rate For The Three Months Ended March 31, 2018

The effective income tax rate was 19.8%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017 which reduced the U.S. federal corporate tax rate; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Net Deferred Tax Assets And Liabilities

As of March 31, 2019, and December 31, 2018, net deferred tax liabilities were $547.0 million and $546.0 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date
		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	March 31,	markets	inputs	inputs	as a Practical
Description	2019	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,626	$23,506	$—	$—	$7,120

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2018	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,928	$23,476	$—	$—	$7,452

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$1,291,700	$1,259,408	$1,291,700	$1,243,261

Revolver (2)	$—	$—	$180,000	$180,000

Senior Notes (3)	$400,000	$399,500	$400,000	$378,000

Other debt (4)	$889		$912

Letters of credit (4)	$5,862		$5,862

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

Investments Valued Under the Measurement Alternative

The Company holds investments in privately held companies that are not exchange-traded and therefore not supported with observable market prices. The Company does not have significant influence over the investees. The amended accounting guidance for financial instruments provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Company elected the measurement alternative for its qualifying equity securities.

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

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2018.

The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the Measurement Alternative
	March 31,	December 31,
	2019	2018
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$11,205	$9,955
Accumulated impairment as of January 1,	—	—

Investment beginning balance after cumulative impairment as of January 1,	11,205	9,955
Acquisition of interest in a privately held company	—	1,250

Ending period balance	$11,205	$11,205

12.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

As of December 31, 2018, the Company entered into an agreement with a third party to dispose of land and land improvements, buildings and equipment. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $19.6 million. In the first quarter of 2019, the Company completed this sale for $24.5 million in cash. The Company recognized a gain on the sale, net of sales commissions and other expenses, of approximately $4.5 million.

On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which the Company will exchange three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York. The Company and Cumulus began programming the respective stations under an LMA on March 1, 2019. The Company conducted an analysis and determined the assets to be exchanged to Cumulus met the criteria to be classified as held for sale at March 31, 2019. The exchange transaction (the “Cumulus Exchange”) is expected to close in the second quarter of 2019.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.

The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	March 31, 2019			December 31, 2018
	Total	Cumulus Exchange	Other Assets Held for Sale	Total	Cumulus Exchange	Other Assets Held for Sale
	(amounts in thousands)
Land and land improvements	$401	$401	$—	$2,645	$—	$2,645
Building	8	8	—	1,053	—	1,053
Equipment	389	389	—	15,905	—	15,905

Net property and equipment	798	798	—	19,603	—	19,603

Net radio broadcasting licenses	17,135	17,135	—	—	—	—

Goodwill	4,862	4,862	—	—	—	—

Total intangibles	21,997	21,997	—	—	—	—

Net assets held for sale	$22,795	$22,795	$—	$19,603	$—	$19,603

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, for additional information on the Bonneville Transaction.

The following table presents the results of operations of the discontinued operations:

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Net time brokerage agreement (income) fees	—	415

Income before income taxes	—	415
Income taxes	—	87

Income from discontinued operations, net of income taxes	$—	$328

13.	SHAREHOLDERS’ EQUITY

Dividends

On November 2, 2017, the Company’s Board of Directors approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. Management estimates quarterly dividend payments to approximate $12.4 million per quarter (without considering any further reduction in shares from the Company’s stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility and the Senior Notes.

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

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet Location	March 31, 2019	December 31, 2018
		(amounts in thousands)
Short-term	Other current liabilities	$1,878	$1,279
Long-term	Other long-term liabilities	888	1,041

Total		$2,766	$2,320

Employee Stock Purchase Plan

The Company’s Entercom Employee Stock Purchase Plan (the “ESPP”) allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to the ESPP, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as the ESPP was designed to meet the requirements of Section 423(b) of the Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.

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

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Number of shares purchased	85	39

Non-cash compensation expense recognized	$67	$57

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

During the three months ended March 31, 2019, the Company did not repurchase any shares under the 2017 Share Repurchase Program.

14.	CONTINGENCIES AND COMMITMENTS

Contingencies

The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on February 27, 2019, except as described below.

Like-Kind Exchange Proceeds

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, the Company created an entity that serves as a QI for tax purposes and that held the net sales proceeds of $70.2 million. The net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and were reflected as restricted cash on the Company consolidated balance sheet at December 31, 2018.

The Company used a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This QI was treated as a VIE and was included in the Company’s prior year consolidated financial statements as the Company was considered the primary beneficiary.

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by the Company within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, the Company does not present restricted cash on its balance sheet at March 31, 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash
	March 31,	December 31,
	2019	2018
	(amounts in thousands)
Cash and cash equivalents	$68,266	$122,893
Restricted cash	—	69,365

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,266	$192,258

15.	SUBSEQUENT EVENTS

Events occurring after March 31, 2019, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On April 30, 2019, the Company’s finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Notes”). Interest on the Notes accrues at the rate of 6.5% per annum. The Company used net proceeds of the offering, along with cash on hand and $89.0 million under its Revolver, to repay $425.0 million of existing indebtedness under its Term B-1 Loan. The Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by each direct and indirect subsidiary of Entercom Media Corp. The Notes and the related guarantees are secured on a second-priority basis by liens on substantially all of the assets of Entercom Media Corp. and the guarantors. The Notes will not be a registered security and there are no plans to register the Notes as a security in the future.

In addition, on April 30, 2019, Entercom Media Corp amended the financial covenant in its Senior Secured Credit Agreement such that the calculation of Consolidated Secured Net Leverage Ratio only includes first lien secured debt.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018:

WXTU Transaction

On July 18, 2018, we entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.

Based on the timing of this transaction, our consolidated financial statements for the three months ended March 31, 2019 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station, whereas our consolidated financial statements for the three months ended March 31, 2018 do reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station.

Jerry Lee Transaction

On September 27, 2018, we completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee Radio, LLC (“Jerry Lee”) for a purchase price of $57.5 million in cash, less certain working capital and other credits (the “Jerry Lee Transaction”). We used proceeds from the WXTU Transaction and cash on hand to fund this acquisition.

Based on the timing of this transaction, our consolidated financial statements for the three months ended March 31, 2019 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station, whereas our consolidated financial statements for the three months ended March 31, 2018 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station.

Integration Costs And Restructuring Charges

On February 2, 2017, we and our wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “CBS Radio Merger Agreement”) with CBS Corporation (“CBS”) and its wholly-owned subsidiary CBS Radio Inc. (“CBS Radio”). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary (the “Merger”). The Merger closed on November 17, 2017.

In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $1.1 million and $9.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $1.0 million and $1.5 million during the three months ended March 31, 2019 and March 31, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Merger And Acquisition Costs

During the three months ended March 31, 2018, transaction costs were $1.4 million, and were expensed as incurred.

Three Months Ended March 31, 2019 As Compared To The Three Months Ended March 31, 2018

	THREE MONTHS ENDED MARCH 31,
	2019	2018	% Change
	(dollars in millions)
NET REVENUES	$309.0	$300.6	3%
OPERATING EXPENSE:
Station operating expenses	249.0	255.7	(3%)
Depreciation and amortization expense	11.1	8.5	31%
Corporate general and administrative expenses	20.9	18.7	12%
Integration costs	1.1	9.7	(89%)
Restructuring charges	1.0	1.5	(33%)
Merger and acquisition costs	—	1.4	(100%)
Other operating (income) expenses	(4.5)	(0.6)	nmf

Total operating expense	278.6	294.9	(6%)

OPERATING INCOME (LOSS)	30.4	5.7

NET INTEREST EXPENSE	25.2	23.4	8%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	5.2	(17.7)	129%
INCOME TAXES (BENEFIT)	2.1	(3.5)	160%

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	3.1	(14.2)	122%
Income from discontinued operations, net of income taxes (benefit)	—	0.3	(100%)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3.1	$(13.9)	122%

Net Revenues

Contributing to the increase in net revenues was the operation of the station acquired in the Philadelphia market in connection with the Jerry Lee Transaction. Offsetting this increase, net revenues were negatively impacted by the disposal of a radio station in the Philadelphia market in connection with the WXTU Transaction.

Net revenues increased the most for our stations located in the New York City and Washington, D.C. markets.

Net revenues decreased the most for our stations located in the Chicago and Minneapolis markets.

Station Operating Expenses

Station operating expenses decreased in the mid-single digits for the current period primarily due to a reduction in variable expenses associated with operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $1.4 million and $2.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily due to an increase in capital expenditures. The increase in capital expenditures was primarily due to the consolidation and relocation of several studio facilities in larger markets, an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to an increase in software expenses and an increase in expense related to the Company’s deferred compensation plan.

Corporate general and administrative expenses include non-cash compensation expense of $2.2 million and $2.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Integration Costs

Integration costs were incurred in 2018 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2018 and were reduced significantly in 2019.

Restructuring Charges

We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges, the abandonment of excess studio space in certain markets, costs to exit duplicative contracts and other charges.

We expect to incur restructuring costs in the range of $9.0 to $12.0 million in 2019.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Operating (Income) Expenses

During the three months ended March 31, 2019, we completed a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million. During the three months ended March 31, 2018, we had no such sales activities.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $15.2 million; (ii) a decrease in integration costs of $8.6 million; (iii) a net increase in other operating (income) expenses of $4.0 million; (iv) a decrease in merger and acquisition costs of $1.4 million; and (v) a decrease in restructuring charges of $0.5 million.

These increases were partially offset by: (i) an increase in depreciation and amortization expense of $2.6 million; and (ii) an increase in corporate, general and administrative expenses of $2.3 million.

Interest Expense

During the three months ended March 31, 2019, we incurred an additional $1.8 million of interest expense primarily due to the increase in LIBOR rates associated with our variable rate debt. This increase was partially offset by an overall reduction in our indebtedness.

Income (Loss) Before Income Taxes (Benefit)

The generation of income before income taxes was primarily attributable to: (i) an increase in net revenues, net of station operating expenses; (ii) a decrease in integration costs; (iii) a net increase in other operating (income) expenses; (iv) a decrease in merger and acquisition costs; and (v) a decrease in restructuring charges. The increases in income before income taxes as a result of these activities were partially offset by increases in: (i) depreciation and amortization expenses; (ii) corporate, general and administrative expenses; and (iii) net interest expense.

Income Taxes (Benefit)

Tax Rate For The Three Months Ended March 31, 2019

The effective income tax rate was 39.5% which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.

We estimate that our 2019 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be approximately 30%.

Tax Rate For The Three Months Ended March 31, 2018

The estimated annual effective income tax rate was 19.8%, which was determined using a forecasted rate based upon taxable income for the year. The annual effective tax rate was estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017 which reduced the U.S. federal corporate tax rate; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Net Deferred Tax Liabilities

As of March 31, 2019, and December 31, 2018, our net deferred tax liabilities were $547.0 million and $546.0 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangible assets (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration of any impairment loss in future periods).

Net Income (Loss) Available To The Company - Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Liquidity And Capital Resources

Amendment and Repricing – CBS Radio (Now Entercom Media Corp.) Indebtedness

In connection with the Merger, we assumed CBS Radio’s (now Entercom Media Corp.’s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio (now Entercom Media Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the Senior Notes (described below).

On March 3, 2017, CBS Radio entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1 Tranche”) in an aggregate principal amount not to exceed $500.0 million. The Term B-1 Tranche is governed by the Credit Facility and will mature on November 17, 2024.

Immediately prior to the Merger, the Credit Facility was comprised of a revolving credit facility and a term B loan. On the closing date of the Merger and the refinancing, the term B loan was converted into the Term B-1 Tranche and both were simultaneously refinanced (the Term B-1 Loan”).

Liquidity

Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of a $250.0 million revolving credit facility (the “Revolver”) and a $1,330.0 million Term B-1 Loan.

As of March 31, 2019, we had $1,291.7 million outstanding under the Term B-1 Loan and no amount outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit and $244.1 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net Secured Leverage Ratio, as defined in the agreement. As of March 31, 2019, we had $68.3 million in cash and cash equivalents. For the three months ended March 31, 2019, we decreased our outstanding debt by $180.0 million. As of March 31, 2019, our consolidated Net Secured Leverage Ratio was 3.3 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated total net debt.

The Credit Facility

The Credit Facility is comprised of the Revolver and the Term B-1 Loan.

The $250.0 million Revolver has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease based upon our Consolidated Net Secured Leverage Ratio as defined in the agreement.

The $1,330.0 million Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on our Consolidated Net Secured Leverage Ratio. The first Excess Cash Flow payment, if any, is due in the first quarter of each year, and is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year. Because we made voluntary prepayments against the Term B-1 Loan in 2018, which may be applied toward the Excess Cash Flow payment, no Excess Cash Flow payment was due in the first quarter of 2019.

As of March 31, 2019, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

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

The Former Credit Facility

On November 1, 2016, we and our wholly owned subsidiary Entercom Radio, LLC (“Radio”), entered into our previous credit agreement (the “Former Credit Facility”) with a syndicate of lenders for a $540 million Former Credit Facility, which was initially comprised of: (i) the $60 million revolving credit facility (the “Former Revolver”) that was set to mature on November 1, 2021; and (ii) the $480 million term loan (the “Former Term B Loan”) that was set to mature on November 1, 2023.

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

All of our subsidiaries, other than Entercom Media Corp., jointly and severally guaranteed the Senior Notes.

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

Perpetual Cumulative Convertible Preferred Stock

A portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem our outstanding perpetual cumulative convertible preferred stock (“Preferred”). As a result of this redemption, we removed the net carrying value of the Preferred from our books and, therefore, did not pay dividends on our Preferred during the three months ended March 31, 2019 or March 31, 2018.

Operating Activities

Net cash flows provided by operating activities were $65.7 million and $65.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

The cash flows from operating activities decreased slightly due to an increase in net investment in working capital of $17.6 million, which was partially offset by an increase in net income available to the Company of $17.0 million. The increase in net investment in working capital was primarily due to: (i) the timing of settlements of accounts payable and accrued liabilities; and (ii) the timing of settlements of other long term liabilities.

Investing Activities

Net cash flows provided by investing activities were $4.0 million for the three months ended March 31, 2019, which primarily reflect proceeds received from dispositions of assets in the amount of $24.5 million, less additions to property and equipment and intangible assets of $20.5 million.

Net cash flows used in investment activities were $7.8 million for the three months ended March 31, 2018, which primarily reflect: (i) the purchase of property and equipment of $5.4 million; (ii) cash paid to acquire amortizable intangible assets of $1.6 million; and (iii) $1.3 million of cash paid to acquire an interest in a privately held company.

Financing Activities

Net cash flows used in financing activities were $193.7 million and $57.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

For the three months ended March 31, 2019, the cash flows used in financing activities primarily reflect: (i) the payments of long term debt of $180.0 million; and (ii) the payment of dividends on common stock of $12.4 million.

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

During the three months ended March 31, 2019, we did not repurchase any shares under the 2017 Share Repurchase Program. As of March 31, 2019, $59.9 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes

During the three months ended March 31, 2019, we paid $1.8 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of our net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“Code”) Section 382. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2019 were $20.5 million. We anticipate that total capital expenditures in 2019 will be approximately $70 million. This figure includes approximately $10 million which will be reimbursed by landlords for tenant improvement allowances.

Contractual Obligations

As of March 31, 2019, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019, other than as described below.

As discussed above, during the three months ended March 31, 2019, we decreased our long-term debt obligations outstanding by $180.0 million. As a result of these debt payments made, we have no amount outstanding under our Revolver at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

During the third quarter of 2018, we disposed of certain property that we considered as surplus to our operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that served as a qualified intermediary (“QI”) for tax purposes and that held the net sales proceeds of $70.2 million. The net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and were reflected as restricted cash on our consolidated balance sheet at December 31, 2018.

We used a portion of these funds in a tax-free exchange by using the net sale proceeds from relinquished property for the purchase of replacement property. This QI was treated as a variable interest entity (“VIE”) and was included in our prior year consolidated financial statements as we were considered the primary beneficiary.

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by us within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, we do not present restricted cash on our balance sheet at March 31, 2019.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2019. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Future Impairments

We may find it necessary to take impairment charges in future periods based on conditions at that time. Any such impairment could be material.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018, and filed with the SEC on February 27, 2019, other than as described below.

Changes in Accounting Policies – Leases

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

The guidance was effective for us as of January 1, 2019, and was implemented using a modified retrospective approach at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these financial statements.

As a result, we changed our accounting policy for leases. Refer to Note 4, Leases, included elsewhere in this report for additional information. Except for this change, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable rate senior debt (the Term B-1 Loan and Revolver).

As of March 31, 2019, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $12.9 million on an annual basis as our Term B-1 Loan provides for a minimum LIBOR floor; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2019.

Assuming LIBOR remains flat, interest expense in 2019 versus 2018 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.

From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments. As of March 31, 2019, there were no interest rate hedging transactions outstanding.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2019, we did not have any investments in money market instruments.

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

Changes In Internal Control Over Financial Reporting

On January 1, 2019, we implemented the amended accounting guidance for leases as described elsewhere in this report. The impact of this guidance had a material impact on our financial position as of March 31, 2019. The impact on our results of operations and cash flows for the three months ended March 31, 2019 was not material.

During our most recent fiscal quarter ended March 31, 2019, we implemented changes to our internal controls related to the implementation of the amended accounting guidance for leases. These changes included: (i) monitoring the adoption process and developing new disclosures required under the standard; (ii) performing an analysis of our leases; and (iii) implementing an updated information technology application for the calculation of ROU assets and lease liabilities.

As the implementation process continues, there may be additional changes in internal control over financial reporting. We will continue to evaluate the impact of any related changes to our internal control over financial reporting. Other than any changes in our internal control over financial reporting related to the implementation of the amended accounting guidance for leases, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended March 31, 2019:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2019 - January 31, 2019	2,224	$5.95	—	$59,918,176
February 1, 2019 - February 28, 2019	142,478	$7.33	—	$59,918,176
March 1, 2019 - March 31, 2019	59,797	$6.16	—	$59,918,176

Total	204,499		—

(1)

We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 2,224 shares at an average price of $5.95 in January 2019; (ii) 142,478 shares at an average price of $7.33 in February 2019; and (iii) 59,797 shares at an average price of $6.16 in March 2019. These shares are included in the table above.

(2)

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2019.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1 #	Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381))

3.2 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #	Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #	Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on February 21, 2008)

3.7 #	Amendment No 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2017)

3.8 #	Amendment No 2 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on November 17, 2017)

4.1 #	Indenture for Senior Notes, dated as of October 17, 2016, by and among CBS Radio, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #	Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #	Supplemental Indenture, dated December 8, 2017, by and between CBS Radio Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

4.4 #	Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Entercom Media Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.1 to Entercom’s Current Report on Form 8-K filed on May 1, 2019)

4.5 #	Form of 6.500% Senior Secured Second-Lien Note due 2027 (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on May 1, 2019)

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 ^	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ^	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith

#	Incorporated by reference.

^	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 3, 2019	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 3, 2019	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)