Form 10-Q
period 2019-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2019-08-09
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission File Number:001-14461

Entercom Communications Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1701044
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2400 Market Street, 4th Floor

Philadelphia, Pennsylvania 19103

(Address of principal executive offices and zip code)

(610)660-5610

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [Ö] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [Ö] Accelerated filer [ ]Emerging growth company [ ]

Non-accelerated filer [ ] Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [Ö ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

i

Class A Common Stock, par value $.01 per share	ETM	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $0.01 par value – 138,455,684 Shares Outstanding as of July 31, 2019

(Class A Shares Outstanding include 3,664,588 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of July 31, 2019.

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	JUNE 30,	DECEMBER 31,
	2019	2018
ASSETS:
Cash	$30,331	$122,893
Restricted cash	—	69,365
Accounts receivable, net of allowance for doubtful accounts	325,495	342,766
Prepaid expenses, deposits and other	32,771	25,205
Total current assets	388,597	560,229
Investments	12,705	11,205
Net property and equipment	344,951	317,030
Operating lease right-of-use assets	284,400	-
Radio broadcasting licenses	2,518,261	2,516,625
Goodwill	536,687	539,469
Assets held for sale	3,307	19,603
Other assets, net of accumulated amortization	35,716	56,197

TOTAL ASSETS	$4,124,624	$4,020,358

LIABILITIES:
Accounts payable	$8,891	$1,858
Accrued expenses	62,439	58,449
Other current liabilities	98,714	118,438
Operating lease liabilities	37,979	-
Total current liabilities	208,023	178,745
Long-term debt, net of current portion	1,698,894	1,872,203
Operating lease liabilities, net of current portion	271,263	-
Deferred tax liabilities	545,808	545,982
Other long-term liabilities	52,994	89,168
Total long-term liabilities	2,568,959	2,507,353
Total liabilities	2,776,982	2,686,098

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,426	1,412
Additional paid-in capital	1,673,268	1,693,512
Accumulated deficit	(326,828)	(360,664)
Accumulated other comprehensive income (loss)	(224)	-
Total shareholders' equity	1,347,642	1,334,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,124,624	$4,020,358

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,
	2019		2018	2019	2018

NET REVENUES	$380,665		$372,124	$689,670	$672,684

OPERATING EXPENSE:
Station operating expenses	279,170		275,839	528,155	531,563
Depreciation and amortization expense	10,964		10,666	22,069	19,137
Corporate general and administrative expenses	17,315		19,032	38,250	37,701
Integration costs	1,456		9,494	2,591	19,223
Restructuring charges	3,362		686	4,376	2,167
Impairment loss	-		28,988	-	28,988
Merger and acquisition costs	33		687	42	2,071
Other expenses related to financing	1,864		-	1,864	-
Net time brokerage agreement (income) fees	53		(666)	93	(1,092)
Net (gain) loss on sale or disposal of assets	1,686		(154)	(2,914)	(315)
Total operating expense	315,903		344,572	594,526	639,443
OPERATING INCOME (LOSS)	64,762		27,552	95,144	33,241

INTEREST EXPENSE	24,944		25,706	50,164	49,110

Loss on extinguishment of debt	1,781		-	1,781	-
OTHER (INCOME) EXPENSE	1,781		-	1,781	-
		1
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	38,037		1,846	43,199	(15,869)
INCOME TAXES (BENEFIT)	12,045		249	14,083	(3,260)
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	25,992		1,597	29,116	(12,609)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	25,992		1,597	29,116	(12,609)
Income from discontinued operations, net of income taxes (benefit)	-		844	-	1,172
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$25,992		$2,441	$29,116	$(11,437)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.19		$0.01	$0.21	$(0.09)
Net income (loss) from discontinued operations per share available to common shareholders - Basic	$-		$0.01	$-	$0.01
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.19		$0.02	$0.21	$(0.08)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED

Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.19	$0.01	$0.21	$(0.09)
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$-	$0.01	$-	$0.01
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.19	$0.02	$0.21	$(0.08)

WEIGHTED AVERAGE SHARES:
Basic	138,760,483	138,638,554	138,684,845	138,961,728
Diluted	139,074,229	139,263,363	139,221,904	138,961,728

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$25,992	$2,441	$29,116	$(11,437)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives,
net of taxes (benefit)	(224)	-	(224)	-

COMPREHENSIVE INCOME (LOSS)	$25,768	$2,441	$28,892	$(11,437)

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$-	$1,764,360
Net income (loss) available to the Company	-	-	-	-	-	(13,878)	-	(13,878)
Compensation expense related to granting
of stock awards	(157,680)	(2)	-	-	3,915	-	-	3,913
Issuance of common stock related to the Employee
Stock Purchase Plan ("ESPP")	39,196	-	-	-	321	-	-	321
Exercise of stock options	10,000	-	-	-	13	-	-	13
Common stock repurchase	(1,833,200)	(18)	-	-	(19,361)	-	-	(19,379)
Purchase of vested employee restricted
stock units	(328,196)	(3)	-	-	(3,460)	-	-	(3,463)
Payment of dividends on common stock	-	-	-	-	(13,036)	-	-	(13,036)
Dividend equivalents, net of forfeitures	-	-	-	-	342	-	-	342
Balance, March 31, 2018	137,405,901	$1,374	4,045,199	$40	1,705,866	$11,913	$-	$1,719,193
Net income (loss) available to the Company	-	-	-	-	-	2,441	-	2,441
Compensation expense related to granting
of stock awards	1,198,734	12	-	-	3,728	-	-	3,740
Issuance of common stock related to the Employee
Stock Purchase Plan ("ESPP")	60,386	1	-	-	387	-	-	388
Exercise of stock options	38,500	-	-	-	52	-	-	52
Purchase of vested employee restricted
stock units	(176,275)	(2)	-	-	(1,707)	-	-	(1,709)
Payment of dividends on common stock	-	-	-	-	(12,746)	-	-	(12,746)
Dividend equivalents, net of forfeitures	-	-	-	-	127	-	-	127
Balance, June 30, 2018	138,527,246	$1,385	4,045,199	$40	$1,695,707	$14,354	$-	$1,711,486

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)
						Retained	Accumulated
Balance, December 31, 2018	137,180,213	1,372	4,045,199	40	1,693,512	(360,664)	-	1,334,260
Net income (loss) available to the Company	-	-	-	-	-	3,125	-	3,125
Compensation expense related to granting
of stock awards	1,406,722	14	-	-	3,559	-	-	3,573
Issuance of common stock related to the Employee
Stock Purchase Plan ("ESPP")	84,958	1	-	-	378	-	-	379
Exercise of stock options	180,300	2	-	-	242	-	-	244
Purchase of vested employee restricted
stock units	(204,499)	(2)	-	-	(1,424)	-	-	(1,426)
Payment of dividends on common stock	-	-	-	-	(12,913)	-	-	(12,913)
Dividend equivalents, net of forfeitures	-	-	-	-	(463)	-	-	(463)
Application of amended leasing guidance	-	-	-	-	-	4,719	-	4,719
Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$-	$1,331,498
Net income (loss) available to the Company	-	-	-	-	-	25,992	-	25,992
Compensation expense related to granting
of stock awards	(38,774)	-	-	-	3,393	-	-	3,393
Issuance of common stock related to the Employee
Stock Purchase Plan ("ESPP")	73,791	1	-	-	363	-	-	364
Purchase of vested employee restricted
stock units	(216,828)	(2)	-	-	(1,298)	-	-	(1,300)
Payment of dividends on common stock	-	-	-	-	(13,140)	-	-	(13,140)
Dividend equivalents, net of forfeitures	-	-	-	-	1,059	-	-	1,059
Net unrealized gain (loss) on derivatives	-	-	-	-	-	-	(224)	(224)
Balance, June 30, 2019	138,465,883	$1,386	4,045,199	$40	$1,673,268	$(326,828)	$(224)	$1,347,642

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$29,116	$(11,437)

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	22,069	19,137
Net amortization of deferred financing costs
(net of original issue discount and debt premium)	(97)	159
Net deferred taxes (benefit) and other	(3,752)	(2,055)
Provision for bad debts	1,819	5,713
Net (gain) loss on sale or disposal of assets	(2,914)	(315)
Non-cash stock-based compensation expense	6,966	7,653
Net loss on extinguishment of debt	1,781	-
Deferred compensation	3,767	972
Impairment loss	-	28,988
Accretion expense (income), net of asset retirement obligation adjustments	34	31

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	20,232	42,115
Prepaid expenses and deposits	(7,739)	(15,930)
Accounts payable and accrued liabilities	(8,528)	(20,981)
Accrued interest expense	3,104	(5,090)
Accrued liabilities - long-term	(7,561)	(13,666)
Prepaid expenses - long-term	-	89
Net cash provided by (used in) operating activities	58,297	35,383

INVESTING ACTIVITIES:
Additions to property and equipment	(38,710)	(17,023)
Proceeds from sale of radio stations
and other assets	24,692	476
Purchases of radio stations	-	(15,000)
Additions to amortizable intangible assets	(2,003)	(1,963)
Purchases of investments	(1,500)	(1,250)
Net cash provided by (used in) investing activities	(17,521)	(34,760)

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	119,000	83,325
Net proceeds from the notes	325,000	-
Payments of long-term debt	(615,000)	(27,997)
Payment for debt issuance costs	(3,910)	-
Proceeds from issuance of employee stock plan	743	709
Proceeds from the exercise of stock options	242	65
Purchase of vested employee restricted stock units	(2,726)	(5,172)
Payment of dividends on common stock	(24,917)	(24,916)
Payment of dividend equivalents on vested restricted stock units	(1,137)	(866)
Repurchase of common stock	-	(20,012)
Net cash provided by (used in) financing activities	(202,703)	5,136

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(161,927)	5,759
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	192,258	34,167
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,331	$39,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,794	$37,726
Income taxes	$14,546	$18,836
Dividends on common stock	$24,917	$24,916
Supplemental cash flow information
Tenant improvement allowance receivables	$3,304	$1,045

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

1.BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

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

The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of June 30, 2019, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE that required consolidation in these financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.

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

Total results of operations of the VIE for the three and six months ended June 30, 2019 and the year ended December 31, 2018 were not significant. The VIE had no impact on the Company’s results of operations for the three and six months ended June 30, 2018. The consolidated VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash on the consolidated balance sheet. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not present restricted cash at June 30, 2019. The VIE had no other assets or liabilities as of December 31, 2018. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 15, Contingencies And Commitments, for additional information.

There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s financial statements contained in its Form 10-K for the year ended December 31, 2018, that was filed with the SEC on February 27, 2019, other than as described below.

Changes in Accounting Policies

In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The new guidance was effective for the Company as of January 1, 2019. The Company implemented the new leasing guidance using a modified retrospective approach at the beginning of the period of adoption with a cumulative-effect adjustment to its accumulated deficit. Refer to Note 4, Leases, for additional information.

During the quarter ended June 30, 2019, the Company voluntarily changed the date of its annual broadcasting license and goodwill impairment test dates from April 1 to December 1. This change represents a change in method of applying an accounting principle. Refer to Note 5, Intangible Assets And Goodwill, for additional information.

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

2.BUSINESS COMBINATIONS

The Company records acquisitions under the acquisition method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2019 Cumulus Exchange

On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which the Company exchanged three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York (the “Cumulus Exchange”). The Company and Cumulus began programming the respective stations under local marketing agreements (“LMAs”) on March 1, 2019. Upon completion of the Cumulus Exchange on May 9, 2019, the Company: (i) removed from its records the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a loss on the exchange transaction of approximately $1.8 million.

Based on this timing, the Company’s consolidated financial statements for the six and three months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs. The Company’s consolidated financial statements for the six and three months ended June 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Using a residual method, any excess between the fair values of the net assets acquired and the total fair value of stations acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this exchange provides the Company with an opportunity to benefit from operational efficiencies from combining operations of the acquired stations with the Company’s existing stations within the Springfield, Massachusetts, and New York City, New York markets.

The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. These assets pending finalization include intangible assets. Differences between the preliminary and final valuation could be substantially different from the initial estimate.

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)

Assets
Equipment	$844	3	7
Total tangible property	844
Radio broadcasting licenses	19,576	non-amortizing
Goodwill	2,080	non-amortizing
Total intangible and other assets	21,656
Total assets	$22,500
Preliminary fair value of net assets acquired	$22,500

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

Based on this timing, the Company’s consolidated financial statements for the six and three months ended June 30, 2019 do not reflect the results of this divested station, whereas the Company’s consolidated financial statements for the six and three months ended June 30, 2018 do reflect the results of this divested station.

2018 Jerry Lee Transaction

On September 27, 2018, the Company completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee Radio, LLC (“Jerry Lee”) for a purchase price of $57.5 million in cash, less certain working capital and other credits (the “Jerry Lee Transaction”). The Company used proceeds from the WXTU Transaction and cash on hand to fund this acquisition. Upon the completion of the WXTU

Transaction and the Jerry Lee Transaction, the Company will continue to operate six radio stations in the Philadelphia, Pennsylvania market.

On August 7, 2018, the Company entered into a TBA with Jerry Lee. During the period of the TBA, the Company included net revenues, station operating expenses and monthly TBA fees associated with operating WBEB-FM in the Company’s consolidated financial statements.

Based on this timing, the Company’s consolidated financial statements for the six and three months ended June 30, 2019 reflect the results of this acquired station, whereas the Company’s consolidated financial statements for the six and three months ended June 30, 2018 do not reflect the results of this acquired station.

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

Based on this timing, the Company’s consolidated financial statements for the six and three months ended June 30, 2019 reflect the results of these acquired stations, whereas the Company’s consolidated financial statements for the six and three months ended June 30, 2018 reflect the results of these acquired stations for the portion of the period in which the TBA was in effect and after the completion of the transaction.

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

2017 Local Marketing Agreement: The Bonneville TransactionOn November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two LMAs with Bonneville. The LMAs, which were effective upon the closing of the Merger, allowed Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations in the San Francisco, California and Sacramento, California markets for $141.0 million in cash. During the year ended December 31, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company. Refer to Note 13, Assets Held for Sale and Discontinued Operations, for additional information.

Restructuring Charges

Restructuring charges were expensed as a separate line item in the consolidated statements of operations.

The components of restructuring charges are as follows:

	Six Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Costs to exit duplicative contracts	$-	$510
Workforce reduction	3,793	928
Lease abandonment costs	-	257
Other restructuring costs	583	472
Total restructuring charges	$4,376	$2,167

	Three Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Costs to exit duplicative contracts	$-	$349
Workforce reduction	3,100	337
Other restructuring costs	262	-
Total restructuring charges	$3,362	$686

Restructuring Plan

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (ii) lease abandonment costs; and (iii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. A portion of unpaid restructuring charges as of June 30, 2019 were including in accrued expenses as these expenses are expected to be paid in less than one year.

The estimated amount of unpaid restructuring charges as of June 30, 2019 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2019	2018
	(amounts in thousands)

Restructuring charges and lease abandonment costs, beginning balance	$7,077	$16,086
Additions resulting from the integration of CBS Radio	4,376	5,830
Payments	(3,896)	(14,839)
Restructuring charges and lease abandonment costs unpaid and outstanding	7,557	7,077
Restructuring charges and lease abandonment costs - noncurrent portion	(419)	(988)
Restructuring charges and lease abandonment costs - current portion	$7,138	$6,089

Integration Costs

The Company incurred integration costs of $2.6 million and $19.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.

Unaudited Pro Forma Summary Of Financial Information

The following unaudited pro forma information for the six and three months ended June 30, 2019 and June 30, 2018 assumes that the Jerry Lee Transaction and Emmis Acquisition in 2018 had occurred as of January 1, 2017. The effects of the Cumulus Exchange and the WXTU Transaction are not included in the pro forma information as their impact was immaterial. Refer to information within this Note 2, Business Combinations, and to the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2018, and filed with the SEC on February 27, 2019, for a description of the Company’s acquisition and disposition activities. The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions been consummated at an earlier time.

This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands except share and per share data)

	Actual	Pro Forma	Actual	Pro Forma

Net revenues	$380,665	$376,533	$689,670	$681,958
Income (loss) from continuing operations	$25,992	$3,272	$29,116	$(10,400)
Income (loss) from discontinued operations	$-	$844	$-	$1,172
Net income (loss) available to the Company	$25,992	$4,116	$29,116	$(9,228)
Net income (loss) available to common shareholders	$25,992	$4,116	$29,116	$(9,228)
Income (loss) from continuing operations
per common share - basic	$0.19	$0.02	$0.21	$(0.07)
Income (loss) from discontinued operations
per common share - basic	$-	$0.01	$-	$0.01
Net income (loss) available to common shareholders
per common share - basic	$0.19	$0.03	$0.21	$(0.07)
Income (loss) from continuing operations
per common share - diluted	$0.19	$0.02	$0.21	$(0.07)
Income (loss) from discontinued operations
per common share - diluted	$-	$0.01	$-	$0.01
Net income (loss) available to common shareholders
per common share - diluted	$0.19	$0.03	$0.21	$(0.07)

Weighted shares outstanding basic	138,760,483	138,638,554	138,684,845	138,961,728
Weighted shares outstanding diluted	139,074,229	139,263,363	139,221,904	138,961,728

3.REVENUE

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $10.6 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,
Description	2019	2018
	(amounts in thousands)

Receivables, included in "Accounts receivable
net of allowance for doubtful accounts"	$314,876	$330,983
Unearned revenue - current	17,696	22,692
Unearned revenue - noncurrent	2,148	1,138

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

Significant changes in the contract liabilities balances during the period are as follows

Six Months Ended
June 30,
2019
Description	Unearned Revenue
(amounts in thousands)

Beginning balance on January 1, 2019	$23,830
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(15,357)
Additional amounts recognized during period	11,371
Ending balance	$19,844

Disaggregation of revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Six Months Ended
	June 30,
	2019	2018
Revenue by Source	(amounts in thousands)

Broadcast revenues	$635,086	$615,053
Event and other revenues	46,401	50,861
Trade and barter revenues	8,183	6,770
Net revenues	$689,670	$672,684

	Three Months Ended
	June 30,
	2019	2018
Revenue by Source	(amounts in thousands)

Broadcast revenues	$350,620	$340,600
Event and other revenues	26,875	28,252
Trade and barter revenues	3,170	3,272
Net revenues	$380,665	$372,124

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

The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $2.1 million of revenue in excess of one year.

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

4.LEASES

Leasing Guidance

As discussed above, the accounting guidance for leases was modified to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Except for the changes described below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.

Results for the periods beginning after January 1, 2019 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting guidance. Based upon the Company’s assessment, the impact of this guidance had a material impact on the company’s financial position and the impact to the Company’s results of operations and cash flows through June 30, 2019 was not material.

The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a ROU asset representing the right to use the underlying asset for the lease term, on the consolidated balance sheet.

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

Lease Expense

The components of lease expense were as follows:

Six Months Ended
June 30,
Lease Cost	2019
(amounts in thousands)

Operating lease cost	$25,051
Variable lease cost	4,551
Short-term lease cost	177
Total lease cost	$29,779

Three Months Ended
June 30,
Lease Cost	2019
(amounts in thousands)

Operating lease cost	$12,583
Variable lease cost	2,499
Short-term lease cost	79
Total lease cost	$15,161

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30,
Description	2019
(amounts in thousands)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$26,167
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$307,844

(1)ROU assets obtained in exchange for lease obligations include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the six months ended June 30, 2019.

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

June 30,
Description	2019
(amounts in thousands)

Operating Leases
Operating leases right-of-use assets	$284,400

Operating lease liabilities (current)	$37,979
Operating lease liabilities (noncurrent)	271,263
Total operating lease liabilities	$309,242

Weighted Average Remaining Lease Term
Operating leases	9 years

Weighted Average Discount Rate
Operating leases	4.9%

Maturities

The aggregate maturities of the Company’s lease liabilities are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
Remainder of 2019	$25,947
2020	52,535
2021	48,911
2022	43,496
2023	40,217
Thereafter	170,598
Total lease payments	$381,704
Less: imputed interest	(72,462)
Total	$309,242

As of June 30, 2019, the Company has not entered into any leases that have not yet commenced.

The aggregate maturities of the Company’s lease liabilities as of December 31, 2018, which were based on the former accounting guidance for leases, were as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
2019	$51,375
2020	50,504
2021	46,847
2022	41,457
2023	38,230
Thereafter	165,905
Total lease payments	$394,318

5.INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 2, Business Combinations, and Note 13, Assets Held For Sale And Discontinued Operations, for additional information.

	Broadcasting Licenses
	Carrying Amount
	June 30,	December 31,
	2019	2018
	(amounts in thousands)

Broadcasting licenses balance as of January 1,	$2,516,625	$2,649,959
Disposition of radio stations - Cumulus Exchange (See Note 2)	(17,135)	-
Acquisition of radio stations - Cumulus Exchange (See Note 2)	19,576	-
Acquisition of radio stations - Emmis Acquisition	-	12,785
Acquisition of a radio station - Jerry Lee Transaction	-	27,346
Loss on impairment	-	(148,564)
Disposition of a radio station - WXTU Transaction	-	(24,901)
Assets held for sale - (See Note 13)	(805)	-
Ending period balance	$2,518,261	$2,516,625

The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	June 30,	December 31,
	2019	2018
	(amounts in thousands)
Goodwill balance before cumulative loss
on impairment as of January 1,	$982,663	$988,056
Accumulated loss on impairment as of January 1,	(443,194)	(126,056)
Goodwill beginning balance after cumulative loss
on impairment as of January 1,	539,469	862,000
Loss on impairment during year	-	(317,138)
Disposition of radio stations - Cumulus Exchange (See Note 2)	(4,862)	-
Acquisition of radio stations - Cumulus Exchange (See Note 2)	2,080	-
Disposition of a radio station - WXTU Transaction	-	(8,623)
Measurement period adjustments to acquired goodwill	-	(21,498)
Acquisition of radio stations - Emmis Acquisition	-	332
Acquisition of a radio station - Jerry Lee Transaction	-	24,396
Ending period balance	$536,687	$539,469

Broadcasting Licenses Impairment Test

The Company historically performed its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method.

During the second quarter of 2019, however, the Company voluntarily changed the date of its annual broadcasting license impairment test date from April 1 to December 1. The change was made to more closely align the impairment testing date with the Company’s long-term planning and forecasting process. The Company has determined this change in method of applying an accounting principle is preferable and does not result in adjustments to the Company’s financial statements when applied retrospectively.

In response to the changing of the annual broadcasting license impairment test date, the Company considered whether the event represented a triggering event for interim impairment testing. During the three months ended June 30, 2019, the Company made an evaluation based on factors such as each market’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each market’s broadcasting licenses exceeded their carrying values at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.

Goodwill Impairment Test

The Company historically performed its annual goodwill impairment test during the second quarter of each year by assessing goodwill for its single reporting unit on a consolidated basis.

During second quarter of 2019, however, the Company voluntarily changed the date of its annual goodwill impairment test date from April 1 to December 1. The change was made to more closely align the impairment testing date with the Company’s long-term planning and forecasting process. The Company has determined this change in method of applying an accounting principle is preferable and does not result in adjustments to the Company’s financial statements when applied retrospectively.

In response to the changing of the annual goodwill impairment test date, the Company considered whether the event represented a triggering event for interim impairment testing. During the three months ended June 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s long-term growth rate, changes in the Company’s operating cash flow margin, and trends in the Company’s market capitalization, and concluded that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying value at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30,	December 31,
	2019	2018
	(amounts in thousands)

Accrued compensation	$24,848	$31,192
Accounts receivable credits	4,850	5,743
Advertiser obligations	6,577	4,190
Accrued interest payable	9,111	6,007
Unearned revenue	17,696	22,692
Unfavorable lease liabilities	-	2,852
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	8,472	8,646
Non-income tax liabilities	6,616	6,748
Income taxes payable	11,632	10,558
Other	4,278	15,176
Total other current liabilities	$98,714	$118,438

During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. Upon the successful completion of a like-kind exchange under Section 1031 of the Code, a portion of the income taxes payable generated from these gains were reclassified to a deferred tax liability. Refer to Note 15, Contingencies And Commitments, for additional information.

7.LONG-TERM DEBT

(A) Senior Debt

The Credit Facility

On November 17, 2017, in connection with the Merger, the Company refinanced its previously outstanding indebtedness and also assumed CBS Radio’s outstanding indebtedness. As a result of the refinancing activity and the Merger, the Company’s outstanding credit facility (the “Credit Facility”) is comprised of the Revolver and a term loan component (the “Term B-1 Loan”).

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $135.1 million as of June 30, 2019.

The Term B-1 Loan has a maturity date of November 17, 2024. The Term B-1 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-1 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.

The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, as defined within the agreement, subject to incremental step-downs, depending on the Consolidated Net First Lien Leverage Ratio as defined in the agreement. The Excess Cash Flow payment, if any, is due in the first quarter of each year, and is based on the Excess Cash Flow and Consolidated Net First Lien Leverage Ratio for the prior year. Because the Company made voluntary prepayments against the Term B-1 Loan in 2018, which may be applied toward the Excess Cash Flow payment, no Excess Cash Flow payment was due in the first quarter of 2019.

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

The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2019. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2019, the Company’s Consolidated Net First Lien Leverage Ratio was 2.6 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of June 30, 2019, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net First Lien Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following:

	Long-Term Debt
	June 30,	December 31,
	2019	2018
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$109,000	$180,000
Term B-1 Loan, due November 17, 2024	866,700	1,291,700
Plus unamortized premium	2,112	2,470
	977,812	1,474,170
Notes
6.500% notes due May 1, 2027	325,000	-
	325,000	-
Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	12,945	14,158
	412,945	414,158
Other Debt
Other	886	912
Total debt before deferred financing costs	1,716,643	1,889,240
Current amount of long-term debt	-	-
Deferred financing costs (excludes the revolving credit)	(17,749)	(17,037)
Total long-term debt, net of current debt	$1,698,894	$1,872,203
Outstanding standby letters of credit	$5,862	$5,862

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

(C) Senior Secured Debt

On April 30, 2019, the Company’s finance subsidiary, Entercom Media Corp, issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Notes”) under an Indenture dated April 30, 2019 (the “Indenture”).

Interest on the Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premiums continue to decrease over time on May 1 of each year, as described in the Indenture.

The Company used net proceeds of the offering, along with cash on hand and $89.0 million under its Revolver to repay $425.0 million of existing indebtedness under its Term B-1 Loan.

In connection with the refinancing activity described above, during the second quarter of 2019, the Company: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; and (ii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Notes under the effective interest rate method.

The Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by each direct and indirect subsidiary of Entercom Media Corp. The Notes and the related guarantees are secured on a second-priority basis by liens on substantially all of the assets of Entercom Media Corp. and the guarantors. The Notes are not a registered security and there are no plans to register the Notes as a security in the future.

On April 30, 2019, Entercom Media Corp. amended the financial covenant in its Senior Secured Credit Agreement such that the calculation of Consolidated Net First Lien Leverage Ratio only includes first lien secured debt.

(D) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Interest expense	$50,987	$48,960
Amortization of deferred financing costs	1,472	1,591
Amortization of original issue discount (premium) of senior notes	(1,570)	(1,432)
Interest income and other investment income	(725)	(9)
Total net interest expense	$50,164	$49,110

	Net Interest Expense
	Three Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Interest expense	$25,253	$25,626
Amortization of deferred financing costs	671	796
Amortization of original issue discount (premium) of senior notes	(855)	(716)
Interest income and other investment income	(125)	-
Total net interest expense	$24,944	$25,706

(E) Interest Rate Transactions

The Company from time to time enters into interest rate transactions with different lenders to diversify its risk associated with interest rate fluctuations of its variable-rate debt. Under these transactions, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount against the variable-rate debt.

During the quarter ended June 30, 2019, the Company entered into an interest rate collar transaction in the notional amount of $560.0 million to hedge the Company’s exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, Derivative and Hedging Activities, for additional information.

8.DERIVATIVE AND HEDGING ACTIVITIES

The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.

Accounting For Derivative Instruments And Hedging Activities

The Company recognizes at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either net assets or net liabilities. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. Any fees associated with these derivatives are amortized over their term. Cash flows from derivatives are classified in the statement of cash flows within the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. In the event the cash flow hedges are terminated early, any amount previously included in comprehensive income (loss) would be reclassified as interest expense to the statement of operations as the forecasted transaction settles.

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

The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 12, Fair Value Of Financial Instruments) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities).

Hedge Accounting Treatment

During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of June 30, 2019, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	(in millions)								(in millions)

			[			]		Jun. 29, 2020	$460.0
				Cap	2.75%			Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019		Floor	0.402%		Jun. 24, 2028	Jun. 28, 2022	$220.0
								Jun. 28, 2023	$90.0
Total	$560.0

For the six months ended June 30, 2019, the Company recorded the net change in the fair value of this derivative as a loss of $0.2 million (net of a tax benefit of $0.1 million as of June 30, 2019) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2019, the fair value of these derivatives was a liability of $0.3 million, and is recorded as other long-term liabilities on the balance sheet. The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

During the year ended December 31, 2018, the Company had no derivatives that qualified for hedge accounting treatment.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2019 and December 31, 2018:

	Accumulated Derivative Gain (Loss)
	June 30,	December 31,
Description	2019	2018
	(amounts in thousands)

Accumulated derivative unrealized gain (loss)	$(224)	$-

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the six months ended June 30, 2019:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2019	2018	2019	2018
(amounts in thousands)

$(224)	$-	$-	$-

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended June 30, 2019:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended June 30,
2019	2018	2019	2018
(amounts in thousands)

$(224)	$-	$-	$-

9.NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(amounts in thousands except per share data)

Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$25,992	$1,597	$29,116	$(12,609)
Net income available to common shareholders from
continuing operations	25,992	1,597	29,116	(12,609)
Income (loss) from discontinued operations, net of tax	-	844	-	1,172
Net income (loss) available to common shareholders	$25,992	$2,441	$29,116	$(11,437)
Denominator
Basic weighted average shares outstanding	138,760	138,639	138,685	138,962
Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.19	$0.01	$0.21	$(0.09)
Net income (loss) from discontinued operations per share available to common shareholders - Basic	$-	$0.01	$-	$0.01
Net income (loss) per share available
to common shareholders - Basic	$0.19	$0.02	$0.21	$(0.08)

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$25,992	$1,597	$29,116	$(12,609)
Net income available to common shareholders from
continuing operations	25,992	1,597	29,116	(12,609)
Income (loss) from discontinued operations, net of tax	-	844	-	1,172
Net income (loss) available to common shareholders	$25,992	$2,441	$29,116	$(11,437)
Denominator
Basic weighted average shares outstanding	138,760	138,639	138,685	138,962
Effect of RSUs and options under the treasury stock
method	314	625	537	-
Diluted weighted average shares outstanding	139,074	139,263	139,222	138,962
Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.19	$0.01	$0.21	$(0.09)
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$-	$0.01	$-	$0.01
Net income (loss) per share available
to common shareholders - Diluted	$0.19	$0.02	$0.21	$(0.08)

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Impact Of Equity Issuances	2019	2018	2019	2018
	(amounts in thousands, except per share data)

Shares excluded as anti-dilutive under the treasury stock method:
Options	545	563	550	566
Price range of options: from	$6.43	$9.66	$6.43	$9.66
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	2,239	1,689	1,807	1,447
RSUs excluded with service and market conditions as
market conditions not met	70	226	70	226
Excluded shares as anti-dilutive when reporting a net loss	-	-	-	1,059

10.SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value as of
		Stock	Purchase	Contractual	June 30,
	Period Ended	Units	Price	Term (Years)	2019
	(amounts in thousands)

RSUs outstanding as of:	December 31, 2018	3,685
RSUs awarded		1,648
RSUs released		(1,367)
RSUs forfeited		(280)
RSUs outstanding as of:	June 30, 2019	3,686	$-	1.7	$21,308
RSUs vested and expected
to vest as of:	June 30, 2019	3,686	$-	1.7	$21,306
RSUs exercisable (vested and
deferred) as of:	June 30, 2019	41	$-	-	$239
Weighted average remaining
recognition period in years		2.7
Unamortized compensation
expense		$25,392

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

The following table presents the changes in outstanding RSUs with market conditions:

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2019	2018
	(amounts in thousands, except per share data)

Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	226	650
Number of RSUs granted	-	-
Number of RSUs forfeited	(156)	(110)
Number of RSUs vested	-	(314)
End of period balance	70	226
Weighted average fair value of RSUs granted
with market conditions	$-	$-

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

Option Activity

The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2019	2018
	(amounts in thousands)

Intrinsic value of options exercised	$1,272	$405
Tax benefit from options exercised (1)	$73	$107
Cash received from exercise price of options exercised	$242	$65

(1)Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	as of
		Number of	Exercise	Contractual	June 30,
	Period Ended	Options	Price	Term (Years)	2019

Options outstanding as of:	December 31, 2018	755,210	$9.42
Options granted		-	-
Options exercised		(180,300)	1.34
Options forfeited		-	-
Options expired		(29,828)	10.53
Options outstanding as of:	June 30, 2019	545,082	$12.03	1.4	$-
Options vested and expected to
vest as of:	June 30, 2019	545,082	$12.03	1.4	$-
Options vested and exercisable as of:	June 30, 2019	545,082	$12.03	1.4	$-
Weighted average remaining
recognition period in years		-
Unamortized compensation expense		$-

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		June 30,	Contractual	Exercise	June 30,	Exercise
From	To	2019	Life	Price	2019	Price
$6.43	$9.66	204,375	1.4	$9.62	204,375	$9.62
$13.11	$13.98	340,707	1.4	$13.48	340,707	$13.48
$6.43	$13.98	545,082	1.4	$12.03	545,082	$12.03

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Six Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Station operating expenses	$2,668	$3,643
Corporate general and administrative expenses	4,298	4,010
Stock-based compensation expense included in operating expenses	6,966	7,653
Income tax benefit (1)	1,493	1,598
After-tax stock-based compensation expense	$5,473	$6,055

	Three Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Station operating expenses	$1,243	$1,680
Corporate general and administrative expenses	2,150	2,050
Stock-based compensation expense included in operating expenses	3,393	3,730
Income tax benefit (1)	745	779
After-tax stock-based compensation expense	$2,648	$2,951
1. Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible or income tax purposes.

11.INCOME TAXES

Tax Rates For The Six Months And Three Months Ended June 30, 2019

The effective income tax rates were 32.6% and 31.7% for the six months and three months ended June 30, 2019, respectively, which was determined using a forecasted rate based upon taxable income for the year. The Company estimates that its 2019 annual tax rate before discrete items, will be between 30% and 32%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes

Tax Rates For The Six Months And Three Months Ended June 30, 2018

The effective income tax rates were 20.5% and 13.5% for the six months and three months ended June 30, 2018, respectively, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Net Deferred Tax Assets And Liabilities

As of June 30, 2019, and December 31, 2018, net deferred tax liabilities were $545.8 million and $546.0 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

12.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Fair Value Measurements At Reporting Date

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	June 30,	markets	inputs	inputs	as a Practical
Description	2019	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$31,400	$24,081	$-	$-	$7,319
Interest Rate Cash Flow Hedge (3)	$305	$-	$305	$-	$-

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2018	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,928	$23,476	$-	$-	$7,452

(1)The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options.

(2)The fair value of underlying investments in collective trust funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by outstanding units. In accordance with appropriate accounting guidance, these investments have not been classified in the fair value hierarchy.

(3)The Company’s interest rate collar, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

As discussed in Note 5, Intangible Assets And Goodwill, the Company voluntarily changed the date of its annual impairment test for its broadcasting licenses and goodwill. As a result of this change, the Company did not determine the fair value of its broadcasting licenses and goodwill during the quarter ended June 30, 2019. During the quarter ended June 30, 2018, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets equaled or exceeded their carrying value. During the second quarter of 2018, the Company concluded that the fair value of goodwill exceeded the carrying value of goodwill and determined that no goodwill impairment charge was required.

Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company determined that a sustained decrease in the Company’s share price required the Company to conduct an interim impairment assessment on its broadcasting licenses and goodwill. This interim impairment conducted during the fourth quarter of 2018 indicated that the carrying value of the Company’s goodwill and broadcasting licenses exceeded their respective carrying amount. Accordingly, the Company recorded a $147.9 million impairment charge ($108.8 million, net of tax) on its broadcasting licenses and a $317.1 million impairment ($314.4 million, net of tax) on its goodwill in the fourth quarter of 2018. Refer to Note 5, Intangible Assets and Goodwill, for additional information.

There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.

During the second quarter of 2018, the Company recorded a $2.1 million impairment charge related to assets expected to be disposed of in one of its markets.

During the second quarter of 2018, events or circumstances changed which indicated that a portion of the Company’s assets which had been classified as held for sale may not be recoverable. Accordingly, the Company estimated the fair value of these assets and recognized an impairment charge of $26.9 million. Refer to Note 13, Assets Held For Sale And Discontinued Operations, for additional information.

Fair Value of Financial Instruments Subject to Disclosures

The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	June 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Term B Loans (1)	$866,700	$863,450	$1,291,700	$1,243,261
Revolver (2)	$109,000	$109,000	$180,000	$180,000
Senior Notes (3)	$400,000	$422,500	$400,000	$378,000
Notes (4)	$325,000	$339,219	$-	$-
Other debt (5)	$886		$912
Letters of credit (5)	$5,862		$5,862

The following methods and assumptions were used to estimate the fair value of financial instruments:

(1)The Company’s determination of the fair value of the Term B-1 Loans was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(2)The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(3)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes to compute the fair value as these Senior Notes are traded in the debt securities market. The Senior Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.

(4)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Notes to compute the fair value as these Notes are traded in the debt securities market. The Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets

(5)The Company does not believe it is practicable to estimate the fair value of the other debt or the outstanding standby letters of credit.

Investments Valued Under the Measurement Alternative

There was no material change in the carrying value of the Company’s investments valued under the measurement alternative since the year ended December 31, 2018, other than as described below.

During the second quarter of 2019, the Company purchased a minority ownership interest in AnalyticOwl, a company whose attribution platform facilitates tracking for broadcast advertising, for $1.5 million.

The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the
	Measurement Alternative
	June 30,	December 31,
	2019	2018
	(amounts in thousands)
Investment balance before cumulative
impairment as of January 1,	$11,205	$9,955
Accumulated impairment as of January 1,	-	-
Investment beginning balance after cumulative
impairment as of January 1,	11,205	9,955
Acquisition of interest in a privately held company	1,500	1,250
Ending period balance	$12,705	$11,205

13.ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which the Company will exchange three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York. The Company and Cumulus began programming the respective stations under an LMA on March 1, 2019. The Company conducted an analysis and determined the assets to be exchanged to Cumulus met the criteria to be classified as held for sale at March 31, 2019. The exchange transaction (the “Cumulus Exchange”) closed in the second quarter of 2019 and the Company recognized a loss on the exchange of approximately $1.8 million.

On May 1, 2019, the Company entered into an agreement with a third party to dispose of land, buildings, equipment and a broadcasting license in Victor Valley, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of $1.1 million. The transaction is expected to close in the second half of 2019.

On May 9, 2019, the Company entered into an agreement with a third party to dispose of land and buildings in Miami, Florida. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of $2.2 million. The transaction is expected to close in the second half of 2019.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.

The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	June 30, 2019	December 31, 2018
	(amounts in thousands)

Land and land improvements	$1,627	$2,645
Building	814	1,053
Equipment	61	15,905
Net property and equipment	2,502	19,603
Net radio broadcasting licenses	805	-
Total intangibles	805	-
Net assets held for sale	$3,307	$19,603

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, for additional information on the Bonneville Transaction.

The following table presents the results of operations of the discontinued operations:

	Six Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Net time brokerage agreement (income) fees	-	1,595
Income before income taxes	-	1,595
Income taxes	-	423
Income from discontinued operations,
net of income taxes	$-	$1,172

	Three Months Ended
	June 30,
	2019	2018
	(amounts in thousands)

Net time brokerage agreement income	-	1,180
Income before income taxes	-	1,180
Income taxes	-	336
Income from discontinued operations,
net of income taxes	$-	$844

14.SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	June 30,	December 31,
	Location	2019	2018
		(amounts in thousands)
Short-term	Other current liabilities	$763	$1,279
Long-term	Other long-term liabilities	944	1,041
Total		$1,707	$2,320

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

	Six Months Ended
	June 30,
	2019	2018
	(amounts in thousands)
Number of shares purchased	159	100
Non-cash compensation expense recognized	$131	$125

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

During the six months ended June 30, 2019, the Company did not repurchase any shares under the 2017 Share Repurchase Program.

15.CONTINGENCIES AND COMMITMENTS

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

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by the Company within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, the Company does not present restricted cash on its balance sheet at June 30, 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash

	June 30,	December 31,
	2019	2018
	(amounts in thousands)

Cash and cash equivalents	$30,331	$122,893
Restricted cash	-	69,365
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$30,331	$192,258

16. SUBSEQUENT EVENTS

Events occurring after June 30, 2019, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On July 19, 2019, the Company acquired Pineapple Street Media, a company that creates and produces podcasts, for $18 million, less certain working capital and other credits. The initial accounting for this acquisition is incomplete due to the proximity of the acquisition date to the time of this filing. The Company is unable to provide the amounts recognized as of the acquisition date. This information will be included in future filings.

On August 9, 2019, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per share of common stock to be paid on September 13, 2019 to the shareholders of record as of August 29, 2019. This dividend represents a reduction of $0.07 from the Company’s previous quarterly dividend of $0.09 per share. The Board of Directors directed the Company to reallocate the approximately $39.0 million of capital freed up on an annual basis by this action to repurchase its shares under the 2017 Share Repurchase Program and to accelerate deleveraging.

ITEM 2.Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2019 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results Of Operations For The Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018:

Cumulus Exchange

On February 13, 2019, we entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which we exchanged three of our stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York (the “Cumulus Exchange”). We began programming the respective stations under local marketing agreements (“LMAs”) on March 1, 2019. In connection with this exchange, which closed during the second quarter of 2019, we recognized a loss of approximately $1.8 million.

Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for a portion of the period until the commencement date of the LMAs. Our consolidated financial statement for the six months ended June 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

WXTU Transaction

On July 18, 2018, we entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.

Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2019 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station, whereas our consolidated financial statements for the six months ended June 30, 2018 do reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station.

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

Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2019 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station, whereas our consolidated financial statements for the six months ended June 30, 2018 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station.

Impairment Loss

The reduction in impairment loss was primarily attributable to the non-recurring nature of a non-cash impairment charge recorded in the prior year. In 2018, we recorded the non-cash impairment charge of $25.6 million on assets which had been classified as held for sale.

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

In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $2.6 million and $19.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $4.4 million and $2.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Merger And Acquisition Costs

During the six months ended June 30, 2018, transaction costs were $2.1 million, and were expensed as incurred. Due to the closing of the Merger in 2017, there was a reduction in merger and acquisition costs in 2019.

Note Issuance Increased Our Interest Expense

During the second quarter of the current year, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Notes”). Interest on the Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand and $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our Term B-1 Loan. Increases in our interest expense due to the issuance of Notes which have a higher interest rate were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance, we wrote off $1.6 million of unamortized debt issuance costs and incurred third party costs of $5.8 million.

Six Months Ended June 30, 2019 As Compared To The Six Months Ended June 30, 2018

	SIX MONTHS ENDED JUNE 30,
	2019	2018	% Change
	(dollars in millions)

NET REVENUES	$689.7	$672.7	3%

OPERATING EXPENSE:
Station operating expenses	528.2	531.6	(1%)
Depreciation and amortization expense	22.1	19.1	16%
Corporate general and administrative expenses	38.2	37.7	1%
Integration costs	2.6	19.2	(86%)
Restructuring charges	4.4	2.2	100%
Impairment loss	-	29.0	(100%)
Merger and acquisition costs	-	2.1	(100%)
Other expenses related to financing	1.9	-	100%
Other operating (income) expenses	(2.8)	(1.4)	(100%)
Total operating expense	594.6	639.5	(7%)
OPERATING INCOME (LOSS)	95.1	33.2	186%

INTEREST EXPENSE	50.2	49.1	2%
OTHER (INCOME) EXPENSE	1.8	-	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	43.1	(15.9)	371%

INCOME TAXES (BENEFIT)	14.0	(3.3)	nmf
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	29.1	(12.6)	331%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	29.1	(12.6)	331%
Income from discontinued operations, net of income taxes (benefit)	-	1.2	(100%)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$29.1	$(11.4)	355%

Net Revenues

Contributing to the increase in net revenues was: (i) the operation of the station acquired in the Philadelphia market in connection with the Jerry Lee Transaction; and (ii) the operation of the stations acquired in the Springfield market and New York City market in connection with the Cumulus Exchange. Offsetting this increase, net revenues were negatively impacted by: (i) the disposal of a radio station in the Philadelphia market in connection with the WXTU Transaction; and (ii) the disposal of radio stations in the Indianapolis market in connection with the Cumulus Exchange.

Net revenues increased the most for our stations located in the Atlanta and New York City markets.

Net revenues decreased the most for our stations located in the Indianapolis and Minneapolis markets.

Station Operating Expenses

Station operating expenses decreased in the low-single digits for the current period primarily due to a reduction in variable expenses associated with operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $2.7 million and $3.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily due to an increase in capital expenditures. The increase in capital expenditures was primarily due to the consolidation and relocation of several studio facilities in larger markets and an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.

Corporate General And Administrative Expenses

Corporate general and administrative expenses increased primarily due to increases in non-cash compensation expense of $0.3 million.

Corporate general and administrative expenses include non-cash compensation expense of $4.3 million and $4.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Integration Costs

Integration costs were incurred during the six months ended June 30, 2019 and June 30, 2018 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019.

Restructuring Charges

We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges. We expect to incur restructuring costs in the range of $9.0 to $12.0 million in 2019 under this plan.

Impairment Loss

The reduction in impairment loss was primarily attributable to the non-recurring nature of a non-cash impairment charge recorded during the six months ended June 30, 2018. In 2018, recorded a non-cash impairment charge on assets which had been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville International Corporation (“Bonneville”) and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Expenses Related to Financing

During the six months ended June 30, 2019, we issued Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and $3.9 million were capitalized and will be amortized over the term of the Notes.

Other Operating (Income) Expenses

During the six months ended June 30, 2019, we completed: (i) a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million; and (ii) completed an exchange transaction which resulted in a loss of $1.8 million. During the six months ended June 30, 2018, we had no such sales activities.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) a decrease in impairment loss of $29.0 million; (ii) an increase in net revenues, net of station operating expenses of $20.4 million; (iii) a decrease in integration costs of $16.6 million; (iv) a decrease in merger and acquisition costs of $2.1 million; and (v) an increase in other operating (income) expenses of $1.4 million.

These increases were partially offset by: (i) an increase in depreciation and amortization expense of $3.0 million; (ii) an increase in restructuring charges of $2.2 million; (iii) an increase in expense related to debt refinancing activities of $1.9 million; and (iv) an increase in corporate, general and administrative expenses of $0.5 million.

Interest Expense

During the six months ended June 30, 2019, we incurred an additional $1.1 million of interest expense primarily due to: (i) the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate; and (ii) the increase in LIBOR rates associated with our variable-rate debt. The increase in interest expense related to higher interest rates was partially offset by an overall reduction in our outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The generation of income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.

Income Taxes (Benefit)

Tax Rate For The Six Months Ended June 30, 2019

The effective income tax rate was 32.6% which was determined using a forecasted rate based upon taxable income for the year. We estimate that our 2019 annual tax rate before discrete items, will be between 30% and 32%. We anticipate that we will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.

Tax Rate For The Six Months Ended June 30, 2018

The estimated annual effective income tax rate was 20.5%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Net Deferred Tax Liabilities

As of June 30, 2019, and December 31, 2018, our net deferred tax liabilities were $545.8 million and $546.0 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangible assets (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration of any impairment loss in future periods).

Net Income (Loss) Available To The Company - Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results Of Operations For The Quarter

The following significant factors affected our results of operations for the three months ended June 30, 2019 as compared to the same period in the prior year:

Cumulus Exchange

On February 13, 2019, we entered into an agreement with Cumulus under which we exchanged three of our stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York (the “Cumulus Exchange”). We began programming the respective stations under LMAs on March 1, 2019. In connection with this exchange, which closed during the second quarter of 2019, we recognized a loss of approximately $1.8 million.

Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for a portion of the period until the commencement date of the LMAs. Our consolidated financial statement for the three months ended June 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

WXTU Transaction

On July 18, 2018, we entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.

Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2019 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station, whereas our consolidated financial statements for the three months ended June 30, 2018 do reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station.

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

Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2019 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station, whereas our consolidated financial statements for the three months ended June 30, 2018 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station.

Impairment Loss

The reduction in impairment loss was primarily attributable to the non-recurring nature of a non-cash impairment charge recorded in the prior year. In 2018, we recorded the non-cash impairment charge of $25.6 million on assets which had been classified as held for sale.

Note Issuance Increased Our Interest Expense

During the second quarter of the current year, we issued $325.0 million Notes. Interest on the Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand and $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our Term B-1 Loan. Increases in our interest expense due to the issuance of Notes which have a higher interest rate were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance, we wrote off $1.6 million of unamortized debt issuance costs and incurred third party costs of $5.8 million.

Integration Costs And Restructuring Charges

In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $1.5 million and $9.5 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, lease abandonment costs, workforce reductions and other restructuring costs of $3.4 million and $0.7 million during the three months ended June 30, 2019 and June 30, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Merger And Acquisition Costs

During the three months ended June 30, 2018, transaction costs were $0.7 million, and were expensed as incurred. Due to the closing of the Merger in 2017, there was a reduction in merger and acquisition costs in 2019.

Three Months Ended June 30, 2019 As Compared To The Three Months Ended June 30, 2018

	THREE MONTHS ENDED JUNE 30,
	2019	2018	% Change
	(dollars in millions)

NET REVENUES	$380.7	$372.1	2%

OPERATING EXPENSE:
Station operating expenses	279.2	275.8	1%
Depreciation and amortization expense	11.0	10.7	3%
Corporate general and administrative expenses	17.3	19.0	(9%)
Integration costs	1.5	9.5	(84%)
Restructuring charges	3.4	0.7	386%
Impairment loss	-	29.0	(100%)
Merger and acquisition costs	-	0.7	(100%)
Other expenses related to financing	1.9	-	100%
Other operating (income) expense	1.7	(0.8)	(313%)
Total operating expense	316.0	344.6	(8%)
OPERATING INCOME (LOSS)	64.7	27.5	135%
INTEREST EXPENSE	24.9	25.7	(3%)

OTHER (INCOME) EXPENSE	1.8	-	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	38.0	1.8	nmf

INCOME TAXES (BENEFIT)	12.0	0.2	nmf
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	26.0	1.6	nmf
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	26.0	1.6	nmf
Income from discontinued operations, net of income taxes (benefit)	-	0.8	(100%)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$26.0	$2.4	nmf

Net Revenues

Contributing to the increase in net revenues was: (i) the operation of the station acquired in the Philadelphia market in connection with the Jerry Lee Transaction; and (ii) the operation of the stations acquired in the Springfield market and New York City market in connection with the Cumulus Exchange. Offsetting this increase, net revenues were negatively impacted by: (i) the disposal of a radio station in the Philadelphia market in connection with the WXTU Transaction; and (ii) the disposal of radio stations in the Indianapolis market in connection with the Cumulus Exchange.

Net revenues increased the most for our stations located in the New York City and Philadelphia markets.

Net revenues decreased the most for our stations located in the Indianapolis and Kansas City markets.

Station Operating Expenses

Station operating expenses increased in the low-single digits primarily due to the acquisition of new stations, net of certain divestitures and radio stations acquired through exchanges with third parties. Station operating expenses increased due to an increase in the variable expenses associated with the increase in net revenues.

Station operating expenses include non-cash compensation expense of $1.2 million and $1.7 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

Depreciation And Amortization Expense

Depreciation and amortization expense increased primarily due to an increase in capital expenditures. The increase in capital expenditures was primarily due to the consolidation and relocation of several studio facilities in larger markets and an increase in our size and capital needs associated with the integration of common systems across new markets acquired in the Merger.

Corporate General And Administrative Expenses

Corporate general and administrative expenses decreased primarily due to a reduction in legal expenses of $1.4 million.

Corporate general and administrative expenses include non-cash compensation expense of $2.1 million during each of the three months ended June 30, 2019 and June 30, 2018.

Integration Costs

Integration costs were incurred during the three months ended June 30, 2019 and June 30, 2018 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019.

Restructuring Charges

We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges.

Impairment Loss

The reduction in impairment loss was primarily attributable to the non-recurring nature of a non-cash impairment charge recorded during the three months ended June 30, 2018. In 2018, recorded a non-cash impairment charge on assets which had been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger And Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the Merger closed in the fourth quarter of 2017.

Other Expenses Related to Financing

During the three months ended June 30, 2019, we issued Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and $3.9 million were capitalized and will be amortized over the term of the Notes.

Other Operating Income (Expenses)

Other operating income in the current period decreased primarily due to our completion of the Cumulus Exchange, which resulted in a loss of $1.8 million.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) a decrease in impairment loss of $29.0 million; (ii) a decrease in integration costs of $8.0 million; (iii) an increase in net revenues, net of station operating expenses of $5.2 million; (iv) a decrease in corporate, general and administrative expenses of $1.7 million; and (v) a decrease in merger and acquisition costs of $0.7 million.

These increases were partially offset by: (i) an increase in restructuring charges of $2.7 million; (ii) an increase in other operating (income) expenses of $2.6 million; (iii) an increase in expense related to debt refinancing activities of $1.9 million; and (iv) an increase in depreciation and amortization expense of $0.3 million.

Interest Expense

During the three months ended June 30, 2019, we incurred $0.8 million less of interest expense primarily due to the overall reduction in our outstanding indebtedness upon which interest is computed. Although we replaced a portion of our variable-rate debt with fixed-rate debt at a higher interest rate, the balance of indebtedness which carries the higher interest rate was outstanding for only a portion of the period.

Income (Loss) Before Income Taxes (Benefit)

The generation of income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.

Income Taxes (Benefit)

For the three months ended June 30, 2019, the effective income tax rate was 31.7%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

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

Refinancing Activity – The Notes

During the second quarter of 2019, we and our finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Notes”) under an Indenture dated as of April 30, 2019 (the “Indenture”).

Interest on the Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premiums continues to decrease over time to 100% of their principal amount plus accrued interest.

We used net proceeds of the offering, along with cash on hand and $89.0 million under our Revolver, to repay $425.0 million of existing indebtedness under our Term B-1 Loan.

In connection with the refinancing activity described above, during the second quarter of 2019, we: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; and (ii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Notes under the effective interest rate method.

The Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by each direct and indirect subsidiary of Entercom Media Corp. The Notes and the related guarantees are secured on a second-priority basis by liens on substantially all of the assets of Entercom Media Corp. and the guarantors.

On April 30, 2019, Entercom Media Corp. amended the financial covenant in its Senior Secured Credit Agreement such that the calculation of Consolidated Net First Lien Leverage Ratio only includes first lien secured debt. Accordingly, the Notes are not included in the financial covenant calculation.

We may from time to time seek to repurchase and retire our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Notes are not a registered security and there are no plans to register our Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

Liquidity

Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of a $250.0 million revolving credit facility (the “Revolver”) and a $866.7 million Term B-1 Loan.

As of June 30, 2019, we had $866.7 million outstanding under the Term B-1 Loan and $109.0 million outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit and $135.1 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net First Lien Leverage Ratio, as defined in the agreement. As of June 30, 2019, we had $30.3 million in cash and cash equivalents. For the six months ended June 30, 2019, we decreased our outstanding debt by $171.0 million. As of June 30, 2019, our Consolidated Net First Lien Leverage Ratio was 2.6 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated total net debt.

The Credit Facility

The Credit Facility is comprised of the Revolver and the Term B-1 Loan.

The $250.0 million Revolver has a maturity date of November 17, 2022 and provides for interest based upon the prime rate or LIBOR plus a margin. The margin may increase or decrease based upon our Consolidated Net First Lien Leverage Ratio as defined in the agreement.

The Term B-1 Loan has a maturity date of November 17, 2024 and provides for interest based upon the Base Rate or LIBOR, plus a margin. The Term B-1 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on our Consolidated Net First Lien Leverage Ratio. The first Excess Cash Flow payment, if any, is due in the first quarter of each year, and is based on the Excess Cash Flow and Consolidated Net First Lien Leverage Ratio for the prior year. Because we made voluntary prepayments against the Term B-1 Loan in 2018, which may be applied toward the Excess Cash Flow payment, no Excess Cash Flow payment was due in the first quarter of 2019.

As of June 30, 2019, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

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

Operating Activities

Net cash flows provided by operating activities were $58.3 million and $35.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

The cash flows from operating activities increased primarily due to an increase in net income available to the Company of $40.6 million and a decrease in net investment in working capital of $13.0 million, primarily due to: (i) the timing of collections of accounts receivable; (ii) the timing of settlements of accounts payable and accrued liabilities; (iii) the timing of settlements of accrued interest expense; (iv) the timing of settlements of prepaid expenses; and (v) the timing of settlements of other long-term liabilities. These increases were partially offset by a reduction in non-cash charges of $27.2 million.

Investing Activities

Net cash flows used in investing activities were $17.5 million for the six months ended June 30, 2019, which primarily reflect the purchase of property and equipment and intangible assets of $40.7 million, which was partially offset by proceeds received from dispositions of assets in the amount of $24.7 million.

Net cash flows used in investment activities were $34.8 million for the six months ended June 30, 2018, which primarily reflect: (i) the purchase of property and equipment of $17.0 million; (ii) cash paid to complete the Emmis Acquisition of $15.0 million; and (iii) cash paid to acquire amortizable intangible assets of $1.9 million.

Financing Activities

Net cash flows used in financing activities were $202.7 million for the six months ended June 30, 2019, which primarily reflect: (i) the reduction of our net borrowings by $171.0 million; (ii) the payment of dividends on common stock of $24.9 million; and (iii) the payment of debt issuance costs related to the issuance of our Notes in the amount of $3.9 million.

Net cash flows provided by financing activities were $5.1 million for the six months ended June 30, 2018, which primarily reflect: (i) the increase of our net borrowings by $55.3 million; (ii) the payment of dividends on common stock of $24.9 million; and (iii) the payment for repurchases of common stock of $20.0 million.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. We estimate quarterly dividend payments to approximate $12.4 million per quarter (without considering any further reduction in shares from our stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Senior Notes and the Notes.

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

During the six months ended June 30, 2019, we did not repurchase any shares under the 2017 Share Repurchase Program. As of June 30, 2019, $59.9 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes

During the six months ended June 30, 2019, we paid $14.5 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of our net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“Code”) Section 382. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2019 were $40.7 million. We anticipate that total capital expenditures in 2019 will be approximately $80 million. This figure includes approximately $10 million which will be reimbursed by landlords for tenant improvement allowances.

Contractual Obligations

As of June 30, 2019, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019, other than as described below.

As discussed above, during the six months ended June 30, 2019, we decreased our long-term debt obligations outstanding by $171.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by us within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, we do not present restricted cash on our balance sheet at June 30, 2019.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2019. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as described below.

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

As a result, we changed our accounting policy for leases. Refer to Note 4, Leases, included elsewhere in this report for additional information. Except for this change, we have consistently applied our accounting policies to all periods presented in these consolidated financial statements.

Goodwill Valuation at Risk

After the interim impairment test conducted on our goodwill in the fourth quarter of 2018, the results indicated that the carrying value of our goodwill exceeded the fair value. As a result of the goodwill impairment charge booked in the fourth quarter of 2018, the percentage by which fair value of our goodwill exceeded carrying value of our goodwill was 0% as of December 31, 2018.

Future impairment charges may be required on our goodwill, as the discounted cash flow model is subject to change based upon our performance, our stock price, peer company performance and their stock prices, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted. If there is a continued and sustained decline in the share price of our common stock, we may need to conduct an interim impairment test which could result in an impairment charge, which could be material, in future periods.

Broadcasting License at Risk

After the interim impairment test conducted on our broadcasting licenses in the fourth quarter of 2018, the results indicated that the carrying value of our broadcasting licenses in 22 markets exceeded their fair values. As a result of the broadcasting licenses impairment charge booked in the fourth quarter of 2018, the percentage by which fair value of our broadcasting licenses exceed carrying value is 0% in 22 of our 48 markets as of December 31, 2018. These broadcasting licenses had a carrying value of $1,474.4 million as of June 30, 2019.

If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in an impairment charge, which could be material, in future periods.

ITEM 3.Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable-rate senior debt (the Term B-1 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.

As of June 30, 2019, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $3.1 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of June 30, 2019.

Assuming LIBOR remains flat, interest expense in 2019 versus 2018 is expected to be higher as we recently issued Notes which carry a higher fixed-rate of interest than the variable rates of the Term B-1 Loan and Revolver. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable-rate indebtedness.

During the quarter ended June 30, 2019, we entered into the following derivative rate hedging transaction in the notional amount of $560.0 million to hedge our exposure to fluctuations in interest rates on our variable-rate debt. This rate hedging transaction is tied to the one-month LIBOR interest rate.

Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	(in millions)								(in millions)

	560.0		[	Cap	2.75%	]	June 28, 2024	June 29, 2020	460.0
								June 28, 2021	340.0
Collar		June 25, 2019		Floor	0.402%			June 28, 2022	220.0
								June 28, 2023	90.0
Total	$560.0

The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in long-term liabilities as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.

Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of June 30, 2019 was $0.3 million.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2019, we did not have any investments in money market instruments.

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

ITEM 4.Controls And Procedures

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.Legal Proceedings

There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 1A.Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 2.Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended June 30, 2019:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)(2)	Purchased	Per Share	Programs	Or Programs
April 1, 2019 - April 30, 2019	89,118	$5.43	-	$59,918,176
May 1, 2019 - May 31, 2019	127,710	$6.36	-	$59,918,176
June 1, 2019 - June 30, 2019	-	$-	-	$59,918,176
Total	216,828		-

(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 89,118 shares at an average price of $5.43 in April 2019; and (ii) 127,710 shares at an average price of $6.36 in May 2019. These shares are included in the table above.

(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2019.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

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
4.1 #

Indenture for Senior Notes, dated as of October 17, 2016, by and among CBS Radio, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #

Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #

Supplemental Indenture, dated December 8, 2017, by and between CBS Radio Inc. and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

4.4 #

Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Entercom Media Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. ( Incorporated by reference to Exhibit 4.1 to Entercom’s Current Report on Form 8-K filed on May 1, 2019)

4.5 #	Form of 6.500% Senior Secured Second-Lien Note due 2027 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on May 1, 2019
10.1 *	Entercom Communications Corp. Non-Employee Director Compensation Policy. Filed herewith
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: August 9, 2019	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)
Date: August 9, 2019	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)