Form 10-Q
period 2019-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2019-11-12
CIK 1067837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒Accelerated filer ☐Emerging growth company ☐

Non-accelerated filer ☐Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [Ö ]

i

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	ETM	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock, $0.01 par value – 133,583,583 Shares Outstanding as of October 31, 2019

(Class A Shares Outstanding include 3,698,010 unvested and vested but deferred restricted stock units)

Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of October 31, 2019.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
ASSETS:
Cash	$45,335	$122,893
Restricted cash	-	69,365
Accounts receivable, net of allowance for doubtful accounts	363,091	342,766
Prepaid expenses, deposits and other	29,797	25,205
Total current assets	438,223	560,229
Investments	12,705	11,205
Net property and equipment	355,824	317,030
Operating lease right-of-use assets	274,938	-
Radio broadcasting licenses	2,518,261	2,516,625
Goodwill	549,881	539,469
Assets held for sale	1,891	19,603
Other assets, net of accumulated amortization	33,725	56,197

TOTAL ASSETS	$4,185,448	$4,020,358

LIABILITIES:
Accounts payable	$3,251	$1,858
Accrued expenses	62,627	58,449
Other current liabilities	125,511	118,438
Operating lease liabilities	36,543	-
Total current liabilities	227,932	178,745
Long-term debt	1,723,956	1,872,203
Operating lease liabilities, net of current portion	263,084	-
Deferred tax liabilities	551,029	545,982
Other long-term liabilities	51,577	89,168
Total long-term liabilities	2,589,646	2,507,353
Total liabilities	2,817,578	2,686,098

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,377	1,412
Additional paid-in capital	1,655,690	1,693,512
Accumulated deficit	(288,620)	(360,664)
Accumulated other comprehensive income (loss)	(577)	-
Total shareholders' equity	1,367,870	1,334,260
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,185,448	$4,020,358

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,
	2019		2018	2019	2018

NET REVENUES	$386,141		$378,508	$1,075,811	$1,051,192

OPERATING EXPENSE:
Station operating expenses	273,112		279,651	801,267	811,214
Depreciation and amortization expense	11,183		10,608	33,252	29,745
Corporate general and administrative expenses	19,412		15,897	57,662	53,598
Integration costs	689		2,761	3,280	21,984
Restructuring charges	1,577		852	5,953	3,019
Impairment loss	-		-	-	28,988
Merger and acquisition costs	434		697	476	2,768
Other expenses related to financing	-		-	1,864	-
Net time brokerage agreement (income) fees	13		(150)	106	(1,242)
Net (gain) loss on sale or disposal of assets	231		(10,541)	(2,683)	(10,856)
Total operating expense	306,651		299,775	901,177	939,218
OPERATING INCOME (LOSS)	79,490		78,733	174,634	111,974

INTEREST EXPENSE	25,256		25,923	75,420	75,033

Loss on extinguishment of debt	-		-	1,781	-
OTHER (INCOME) EXPENSE	-		-	1,781	-
		1
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	54,234		52,810	97,433	36,941
INCOME TAXES (BENEFIT)	16,026		16,220	30,110	12,960
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	38,208		36,590	67,323	23,981
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	38,208		36,590	67,323	23,981
Income from discontinued operations, net of income taxes (benefit)	-		358	-	1,530
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$38,208		$36,948	$67,323	$25,511

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.28		$0.26	$0.49	$0.17
Net income (loss) from discontinued operations per share available to common shareholders - Basic	$-		$-	$-	$0.01
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$0.28		$0.27	$0.49	$0.18

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.28	$0.26	$0.49	$0.17
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$-	$-	$-	$0.01
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$0.28	$0.27	$0.49	$0.18

WEIGHTED AVERAGE SHARES:
Basic	136,449,453	138,740,243	137,944,486	138,901,037
Diluted	136,452,995	139,102,560	138,295,091	139,684,890

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,
	2019	2018	2019	2018

NET INCOME (LOSS)	$38,208	$36,948	$67,323	$25,511

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAXES (BENEFIT):

Net unrealized gain (loss) on derivatives,
net of taxes (benefit)	(353)	-	(577)	-

COMPREHENSIVE INCOME (LOSS)	$37,855	$36,948	$66,746	$25,511

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$-	$1,764,360
Net income (loss) available to the Company	-	-	-	-	-	(13,878)	-	(13,878)
Compensation expense related to granting of stock awards	(157,680)	(2)	-	-	3,915	-	-	3,913
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	39,196	-	-	-	321	-	-	321
Exercise of stock options	10,000	-	-	-	13	-	-	13
Common stock repurchase	(1,833,200)	(18)	-	-	(19,361)	-	-	(19,379)
Purchase of vested employee restricted stock units	(328,196)	(3)	-	-	(3,460)	-	-	(3,463)
Payment of dividends on common stock	-	-	-	-	(13,036)	-	-	(13,036)
Dividend equivalents, net of forfeitures	-	-	-	-	342	-	-	342
Balance, March 31, 2018	137,405,901	$1,374	4,045,199	$40	1,705,866	$11,913	$-	$1,719,193
Net income (loss) available to the Company	-	-	-	-	-	2,441	-	2,441
Compensation expense related to granting of stock awards	1,198,734	12	-	-	3,728	-	-	3,740
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	60,386	1	-	-	387	-	-	388
Exercise of stock options	38,500	-	-	-	52	-	-	52
Purchase of vested employee restricted stock units	(176,275)	(2)	-	-	(1,707)	-	-	(1,709)
Payment of dividends on common stock	-	-	-	-	(12,746)	-	-	(12,746)
Dividend equivalents, net of forfeitures	-	-	-	-	127	-	-	127
Balance, June 30, 2018	138,527,246	$1,385	4,045,199	$40	$1,695,707	$14,354	$-	$1,711,486
Net income (loss) available to the Company	-	-	-	-	-	36,948	-	36,948
Compensation expense related to granting of stock awards	(96,321)	(1)	-	-	3,769	-	-	3,768
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	50,785	1	-	-	341	-	-	342
Exercise of stock options	1,800	1	-	-	2	-	-	3
Purchase of vested employee restricted stock units	(857)	-	-	-	(7)	-	-	(7)
Payment of dividends on common stock	-	-	-	-	-	(12,491)	-	(12,491)
Dividend equivalents, net of forfeitures	-	-	-	-	(469)	(190)	-	(659)
Balance, September 30, 2018	138,482,653	$1,386	4,045,199	$40	$1,699,343	$38,621	$-	$1,739,390

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)
						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
	Class A		Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2018	137,180,213	1,372	4,045,199	40	1,693,512	(360,664)	-	1,334,260
Net income (loss) available to the Company	-	-	-	-	-	3,125	-	3,125
Compensation expense related to granting of stock awards	1,406,722	14	-	-	3,559	-	-	3,573
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	84,958	1	-	-	378	-	-	379
Exercise of stock options	180,300	2	-	-	242	-	-	244
Purchase of vested employee restricted stock units	(204,499)	(2)	-	-	(1,424)	-	-	(1,426)
Payment of dividends on common stock	-	-	-	-	(12,913)	-	-	(12,913)
Dividend equivalents, net of forfeitures	-	-	-	-	(463)	-	-	(463)
Application of amended leasing guidance	-	-	-	-	-	4,719	-	4,719
Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$-	$1,331,498
Net income (loss) available to the Company	-	-	-	-	-	25,992	-	25,992
Compensation expense related to granting of stock awards	(38,774)	-	-	-	3,393	-	-	3,393
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	73,791	1	-	-	363	-	-	364
Purchase of vested employee restricted stock units	(216,828)	(2)	-	-	(1,298)	-	-	(1,300)
Payment of dividends on common stock	-	-	-	-	(13,140)	-	-	(13,140)
Dividend equivalents, net of forfeitures	-	-	-	-	1,059	-	-	1,059
Net unrealized gain (loss) on derivatives	-	-	-	-	-	-	(224)	(224)
Balance, June 30, 2019	138,465,883	$1,386	4,045,199	$40	$1,673,268	$(326,828)	$(224)	$1,347,642
Net income (loss) available to the Company	-	-	-	-	-	38,208	-	38,208
Compensation expense related to granting of stock awards	18,232	-	-	-	3,165	-	-	3,165
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	100,965	1	-	-	287	-	-	288
Common stock repurchase	(5,000,000)	(50)	-	-	(18,290)	-	-	(18,340)
Purchase of vested employee restricted stock units	(1,408)	-	-	-	(4)	-	-	(4)
Payment of dividends on common stock	-	-	-	-	(2,684)	-	-	(2,684)
Dividend equivalents, net of forfeitures	-	-	-	-	(52)	-	-	(52)
Net unrealized gain (loss) on derivatives	-	-	-	-	-	-	(353)	(353)
Balance, September 30, 2019	133,583,672	$1,337	4,045,199	$40	$1,655,690	$(288,620)	$(577)	$1,367,870

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$67,323	$25,511

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	33,252	29,745
Net amortization of deferred financing costs
(net of original issue discount and debt premium)	(21)	242
Net deferred taxes (benefit) and other	1,596	(42,424)
Provision for bad debts	3,354	8,679
Net (gain) loss on sale or disposal of assets	(2,683)	(10,856)
Non-cash stock-based compensation expense	10,131	11,421
Net loss on extinguishment of debt	1,781	-
Deferred compensation	3,956	2,262
Impairment loss	-	28,988
Accretion expense (income), net of asset retirement obligation adjustments	48	44

Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(22,715)	26,699
Prepaid expenses and deposits	(4,765)	2,472
Accounts payable and accrued liabilities	5,951	26,475
Accrued interest expense	15,729	1,532
Accrued liabilities - long-term	(8,393)	(17,610)
Net cash provided by (used in) operating activities	104,544	93,180

INVESTING ACTIVITIES:
Additions to property and equipment	(61,572)	(23,605)
Proceeds from sale of radio stations
and other assets	27,818	181,875
Purchases of radio stations	(15,767)	(71,434)
Additions to amortizable intangible assets	(2,003)	(2,350)
Purchases of investments	(1,500)	(1,250)
Proceeds from sale of property reflected as restricted cash	-	70,187
Net cash provided by (used in) investing activities	(53,024)	153,423

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	159,000	83,325
Net proceeds from the notes	325,000	-
Payments of long-term debt	(425,000)	(10,018)
Payments of revolving senior debt	(205,000)	(21,325)
Payment for debt issuance costs	(3,910)	-
Proceeds from issuance of employee stock plan	1,031	1,051
Proceeds from the exercise of stock options	244	68
Purchase of vested employee restricted stock units	(2,730)	(5,179)
Payment of dividends on common stock	(27,594)	(37,403)
Payment of dividend equivalents on vested restricted stock units	(1,144)	(870)
Repurchase of common stock	(18,340)	(20,012)
Net cash provided by (used in) financing activities	(198,443)	(10,363)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(146,923)	236,240
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	192,258	34,167
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$45,335	$270,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,163	$76,042
Income taxes	$18,481	$18,821
Dividends on common stock	$27,594	$37,403
Supplemental cash flow information
Tenant improvement allowance reimbursement	$5,508	$2,334

See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of September 30, 2019, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE that required consolidation in these financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.

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

Total results of operations of the VIE for the three and nine months ended September 30, 2019 and September 30, 2018 were not significant. The consolidated VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash on the consolidated balance sheet. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash at September 30, 2019. The VIE had no other assets or liabilities as of December 31, 2018. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 15, Contingencies And Commitments, for additional information.

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

2019 Pineapple Acquisition

On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Upon completion of the Pineapple Acquisition on July 19, 2019, the Company recorded the assets acquired and liabilities assumed at fair value.

Based on this timing, the Company’s consolidated financial statements for the nine and three months ended September 30, 2019 reflect the results of Pineapple’s operations for a portion of the period after the completion of the Pineapple Acquisition. The Company’s consolidated financial statements for the nine and three months ended September 30, 2018 do not reflect the results of Pineapple’s operations.

The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches.

The Company’s fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the fair values of the net assets acquired and the total fair value of assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.

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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)

Assets
Accounts receivable	$997
Pineapple Street Media brand	1,793	non-amortizing
Goodwill	12,445	non-amortizing
Total intangible and other assets	15,235
Total assets	$15,235
Unearned revenue	$238
Accounts payable	30
Total liabilities	$268
Preliminary fair value of net assets acquired	$14,967

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

Based on this timing, the Company’s consolidated financial statements for the nine and three months ended September 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs. The Company’s consolidated financial statements for the nine and three months ended September 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

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

Based on this timing, the Company’s consolidated financial statements for the nine and three months ended September 30, 2019 do not reflect the results of this divested station, whereas the Company’s consolidated financial statements for the nine and three months ended September 30, 2018 do reflect the results of this divested station for a portion of the period up through the completion of the sale.

2018 Jerry Lee Transaction

On September 27, 2018, the Company completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee Radio, LLC (“Jerry Lee”) for a purchase price of $57.5 million in cash, less certain working capital and other credits (the “Jerry Lee Transaction”). The Company used proceeds from the WXTU Transaction and cash on hand to fund this acquisition. Upon the completion of the WXTU Transaction and the Jerry Lee Transaction, the Company continues to operate six radio stations in the Philadelphia, Pennsylvania market.

On August 7, 2018, the Company entered into a TBA with Jerry Lee. During the period of the TBA, the Company included net revenues, station operating expenses and monthly TBA fees associated with operating WBEB-FM in the Company’s consolidated financial statements.

Based on this timing, the Company’s consolidated financial statements for the nine and three months ended September 30, 2019 reflect the results of this acquired station, whereas the Company’s consolidated financial statements for the nine and three months ended September 30, 2018 reflect the results of this acquired station for a portion of the period subsequent to the completion of the acquisition.

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

Final Value
(amounts in thousands)

Assets
Equipment	$981
Total tangible property	981
Advertising contracts	477
Radio broadcasting licenses	27,346
Goodwill	24,396
Net working capital	3,234
Total intangible and other assets	55,453
Total assets	$56,434

Preliminary fair value of net assets acquired	$56,434

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

Based on this timing, the Company’s consolidated financial statements for the nine and three months ended September 30, 2019 reflect the results of these acquired stations, whereas the Company’s consolidated financial statements for the nine and three months ended September 30, 2018 reflect the results of these acquired stations for the portion of the period in which the TBA was in effect and after the completion of the transaction.

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

The components of restructuring charges are as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Costs to exit duplicative contracts	$-	$32
Workforce reduction	5,283	2,338
Other restructuring costs	670	649
Total restructuring charges	$5,953	$3,019

	Three Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Costs to exit duplicative contracts	$-	$(478)
Workforce reduction	1,489	1,410
Other restructuring costs	88	(80)
Total restructuring charges	$1,577	$852

Restructuring Plan

During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; (ii) lease abandonment costs; and (iii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. A portion of unpaid restructuring charges as of September 30, 2019 were including in accrued expenses as these expenses are expected to be paid in less than one year.

The estimated amount of unpaid restructuring charges as of September 30, 2019 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2019	2018
	(amounts in thousands)

Restructuring charges and lease abandonment costs, beginning balance	$7,077	$16,086
Additions resulting from the integration of CBS Radio	5,953	5,830
Payments	(7,553)	(14,839)
Restructuring charges and lease abandonment costs unpaid and outstanding	5,477	7,077
Restructuring charges and lease abandonment costs - noncurrent portion	(188)	(988)
Restructuring charges and lease abandonment costs - current portion	$5,289	$6,089

Integration Costs

The Company incurred integration costs of $3.3 million and $22.0 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.

Unaudited Pro Forma Summary of Financial Information

The following unaudited pro forma information for the nine and three months ended September 30, 2019 and September 30, 2018 assumes that the Pineapple Acquisition in 2019 had occurred as of January 1, 2018 and the Jerry Lee Transaction and Emmis Acquisition in 2018 had occurred as of January 1, 2017. The effects of the Cumulus Exchange and the WXTU Transaction are not included in the pro forma information as their impact was immaterial. Refer to information within this Note 2, Business Combinations, and to the financial statements and related notes included in the Company’s audited financial statements as of and for the year ended December 31, 2018, and filed with the SEC on February 27, 2019, for a description of the Company’s acquisition and disposition activities. The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and

(iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions been consummated at an earlier time.

This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands except share and per share data)

	Pro Forma	Pro Forma	Pro Forma	Pro Forma

Net revenues	$386,141	$383,975	$1,078,270	$1,064,123
Income (loss) from continuing operations	$38,208	$38,693	$68,258	$27,140
Income (loss) from discontinued operations	$-	$358	$-	$1,530
Net income (loss) available to the Company	$38,208	$39,051	$68,258	$28,670
Net income (loss) available to common shareholders	$38,208	$39,051	$68,258	$28,670
Income (loss) from continuing operations
per common share - basic	$0.28	$0.28	$0.49	$0.20
Income (loss) from discontinued operations
per common share - basic	$-	$-	$-	$0.01
Net income (loss) available to common shareholders
per common share - basic	$0.28	$0.28	$0.49	$0.21
Income (loss) from continuing operations
per common share - diluted	$0.28	$0.28	$0.49	$0.19
Income (loss) from discontinued operations
per common share - diluted	$-	$-	$-	$0.01
Net income (loss) available to common shareholders
per common share - diluted	$0.28	$0.28	$0.49	$0.21

Weighted shares outstanding basic	136,449,453	138,740,243	137,944,486	138,901,037
Weighted shares outstanding diluted	136,452,995	139,102,560	138,295,091	139,684,890

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

Event and Other Revenues

Promotional and Sponsorship Event revenue - The Company provides promotional advertising to advertisers in exchange for cash proceeds from ticket sales. Performance obligations are broadcasting advertisements for advertisers’ events at specifically identifiable days and dayparts. The Company also sells sponsorships to advertisers at various local events. Performance obligations include providing advertising space at the Company’s event. The Company recognizes revenue at a point in time, as the event occurs. Revenues are recorded on a net basis when the Company acts as an agent in these transactions.

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

Contract Balances

Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $8.4 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
Description	2019	2018
	(amounts in thousands)

Receivables, included in "Accounts receivable
net of allowance for doubtful accounts"	$354,702	$330,983
Unearned revenue - current	16,113	22,692
Unearned revenue - noncurrent	2,130	1,138

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

Significant changes in the contract liabilities balances during the period are as follows:

Nine Months Ended
September 30,
2019
Description	Unearned Revenue
(amounts in thousands)

Beginning balance on January 1, 2019	$23,830
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(20,104)
Additional amounts recognized during period	14,517
Ending balance	$18,243

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Nine Months Ended
	September 30,
	2019	2018
Revenue by Source	(amounts in thousands)

Broadcast revenues	$991,768	$963,118
Event and other revenues	71,754	77,252
Trade and barter revenues	12,289	10,822
Net revenues	$1,075,811	$1,051,192

	Three Months Ended
	September 30,
	2019	2018
Revenue by Source	(amounts in thousands)

Broadcast revenues	$356,683	$348,066
Event and other revenues	25,353	26,391
Trade and barter revenues	4,105	4,051
Net revenues	$386,141	$378,508

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

Results for the periods beginning after January 1, 2019 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting guidance. Based upon the Company’s assessment, the impact of this guidance had a material impact on the Company’s financial position and the impact to the Company’s results of operations and cash flows through September 30, 2019 was not material.

The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a ROU asset representing the right to use the underlying asset for the lease term, on the consolidated balance sheet.

Leasing Transactions

The Company’s leased assets primarily include real estate, broadcasting towers and equipment. The Company’s leases have remaining lease terms of less than 1 year up to 30 years, some of which include one or more options to extend the leases, with renewal terms up to fifteen years and some of which include options to terminate the leases within the next year. Many of the Company’s leases include options to extend the terms of the agreements. Generally, renewal options are excluded when calculating the lease liabilities, as the Company does not consider the exercise of such options to be reasonably certain. Unless a renewal option is considered reasonably assured, the optional terms and related payments are not included within the lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Lease Expense

The components of lease expense were as follows:

Nine Months Ended
September 30,
Lease Cost	2019
(amounts in thousands)

Operating lease cost	$37,733
Variable lease cost	7,029
Short-term lease cost	182
Total lease cost	$44,944

Three Months Ended
September 30,
Lease Cost	2019
(amounts in thousands)

Operating lease cost	$12,682
Variable lease cost	2,478
Short-term lease cost	5
Total lease cost	$15,165

Supplemental Cash Flow

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30,
Description	2019
(amounts in thousands)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$38,991
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$304,650

(1)ROU assets obtained in exchange for lease obligations include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the nine months ended September 30, 2019.

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

September 30,
Description	2019
(amounts in thousands)

Operating Leases
Operating leases right-of-use assets	$274,938

Operating lease liabilities (current)	$36,543
Operating lease liabilities (noncurrent)	263,084
Total operating lease liabilities	$299,627

Weighted Average Remaining Lease Term
Operating leases	8 years

Weighted Average Discount Rate
Operating leases	4.9%

Maturities

The aggregate maturities of the Company’s lease liabilities are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
Remainder of 2019	$13,187
2020	51,488
2021	48,869
2022	43,753
2023	40,467
Thereafter	171,226
Total lease payments	$368,990
Less: imputed interest	(69,363)
Total	$299,627

As of September 30, 2019, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses
	Carrying Amount
	September 30,	December 31,
	2019	2018
	(amounts in thousands)

Broadcasting licenses balance as of January 1,	$2,516,625	$2,649,959
Disposition of radio stations (See Notes 2, 13)	(17,940)	(24,901)
Acquisition of radio stations (See Note 2)	19,576	40,131
Loss on impairment	-	(148,564)
Ending period balance	$2,518,261	$2,516,625

The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	September 30,	December 31,
	2019	2018
	(amounts in thousands)
Goodwill balance before cumulative loss
on impairment as of January 1,	$982,663	$988,056
Accumulated loss on impairment as of January 1,	(443,194)	(126,056)
Goodwill beginning balance after cumulative loss
on impairment as of January 1,	539,469	862,000
Loss on impairment during year	-	(317,138)
Dispositions (See Note 2)	(4,862)	(8,623)
Acquisitions (See Note 2)	15,274	24,728
Measurement period adjustments to acquired goodwill	-	(21,498)
Ending period balance	$549,881	$539,469

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

In response to the changing of the annual broadcasting license impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as each market’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each market’s broadcasting licenses exceeded their carrying values at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.

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

There were no events or circumstances that indicated an interim review of broadcasting licenses was required.

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

In response to the changing of the annual goodwill impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s long-term growth rate, changes in the Company’s operating cash flow margin, and trends in the Company’s market capitalization, and concluded that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying value at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

During the three months ended September 30, 2019, the Company considered key factors and circumstances that could have potentially indicated a need to conduct an interim impairment assessment. Such factors and circumstances included, but were not limited to: (i) forecasted financial information; (ii) discount rates; (iii) long-term growth rates; (iv) the Company’s stock price; and (v) analyst expectations. After giving consideration to all available evidence arising from these facts and circumstances, the Company concluded that it did not have a requirement to perform an interim impairment test for goodwill. However, if there were to be deterioration in the Company’s forecasted financial information, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in the Company’s stock price, or a failure to achieve analyst expectations, these could all be potential indicators of an impairment charge, which could be material, in future periods.

There were no events or circumstances that indicated an interim review of goodwill was required.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30,	December 31,
	2019	2018
	(amounts in thousands)

Accrued compensation	$33,633	$31,192
Accounts receivable credits	5,579	5,743
Advertiser obligations	6,209	4,190
Accrued interest payable	21,736	6,007
Unearned revenue	16,113	22,692
Unfavorable lease liabilities	-	2,852
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	7,715	8,646
Non-income tax liabilities	6,883	6,748
Income taxes payable	18,977	10,558
Other	4,032	15,176
Total other current liabilities	$125,511	$118,438

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

The $250.0 million Revolver has a maturity date of November 17, 2022. The amount available under the Revolver, which includes the impact of outstanding letters of credit, was $110.1 million as of September 30, 2019.

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

The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2019. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of September 30, 2019, the Company’s Consolidated Net First Lien Leverage Ratio was 2.7 times.

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

Management believes that over the next 12 months, the Company can continue to maintain compliance with its financial covenant. The Company’s operating cash flow is positive, and management believes that it is adequate to fund the Company’s operating needs and mandatory debt repayments under the Company’s Credit Facility. As of September 30, 2019, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

Management believes that cash on hand, borrowing capacity from the Revolver and cash from operating activities will be sufficient to permit the Company to meet its liquidity requirements over the next 12 months, including its debt repayments. The cash available from the Revolver is dependent on the Company’s Consolidated Net First Lien Leverage Ratio at the time of such borrowing.

Long-term debt was comprised of the following:

	Long-Term Debt
	September 30,	December 31,
	2019	2018
	(amounts in thousands)
Credit Facility
Revolver, due November 17, 2022	$134,000	$180,000
Term B-1 Loan, due November 17, 2024	866,700	1,291,700
Plus unamortized premium	2,040	2,470
	1,002,740	1,474,170
Notes
6.500% notes due May 1, 2027	325,000	-
	325,000	-
Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	12,338	14,158
	412,338	414,158

Other debt	881	912
Total debt before deferred financing costs	1,740,959	1,889,240
Deferred financing costs (excludes the revolving credit)	(17,003)	(17,037)
Total long-term debt	$1,723,956	$1,872,203
Outstanding standby letters of credit	$5,862	$5,862

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

(D) Net Interest Expense

The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Interest expense	$76,190	$74,870
Amortization of deferred financing costs	2,227	2,389
Amortization of original issue discount (premium) of senior notes	(2,248)	(2,147)
Interest income and other investment income	(749)	(79)
Total net interest expense	$75,420	$75,033

	Net Interest Expense
	Three Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Interest expense	$25,203	$25,911
Amortization of deferred financing costs	755	798
Amortization of original issue discount (premium) of senior notes	(678)	(715)
Interest income and other investment income	(24)	(71)
Total net interest expense	$25,256	$25,923

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

Hedge Accounting Treatment

During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of September 30, 2019, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type					Fixed			Notional	Amount
Of	Notional	Effective			LIBOR		Expiration	Amount	After
Hedge	Amount	Date		Collar	Rate		Date	Decreases	Decrease
	(amounts								(amounts
	in millions)								in millions)

			[			]		Jun. 29, 2020	$460.0
				Cap	2.75%			Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019		Floor	0.402%		Jun. 28, 2024	Jun. 28, 2022	$220.0
								Jun. 28, 2023	$90.0
Total	$560.0

For the nine months ended September 30, 2019, the Company recorded the net change in the fair value of this derivative as a loss of $0.6 million (net of a tax benefit of $0.2 million as of September 30, 2019) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of September 30, 2019, the fair value of these derivatives was a liability of $0.8 million, and is recorded as other long-term liabilities on the balance sheet. The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.

During the year ended December 31, 2018, the Company had no derivatives that qualified for hedge accounting treatment.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2019 and December 31, 2018:

	Accumulated Derivative Gain (Loss)
	September 30,	December 31,
Description	2019	2018
	(amounts in thousands)

Accumulated derivative unrealized gain (loss)	$(577)	$-

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the nine months ended September 30, 2019:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Nine Months Ended September 30,
2019	2018	2019	2018
(amounts in thousands)

$(577)	$-	$-	$-

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended September 30, 2019:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended September 30,
2019	2018	2019	2018
(amounts in thousands)

$(353)	$-	$-	$-

9.NET INCOME (LOSS) PER COMMON SHARE

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(amounts in thousands except per share data)

Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$38,208	$36,590	$67,323	$23,981
Net income available to common shareholders from
continuing operations	38,208	36,590	67,323	23,981
Income (loss) from discontinued operations, net of tax	-	358	-	1,530
Net income (loss) available to common shareholders	$38,208	$36,948	$67,323	$25,511
Denominator
Basic weighted average shares outstanding	136,449	138,740	137,944	138,901
Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$0.28	$0.26	$0.49	$0.17
Net income (loss) from discontinued operations per share available to common shareholders - Basic	$-	$-	$-	$0.01
Net income (loss) per share available
to common shareholders - Basic	$0.28	$0.27	$0.49	$0.18

Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$38,208	$36,590	$67,323	$23,981
Net income available to common shareholders from
continuing operations	38,208	36,590	67,323	23,981
Income (loss) from discontinued operations, net of tax	-	358	-	1,530
Net income (loss) available to common shareholders	$38,208	$36,948	$67,323	$25,511
Denominator
Basic weighted average shares outstanding	136,449	138,740	137,944	138,901
Effect of RSUs and options under the treasury stock
method	4	362	351	784
Diluted weighted average shares outstanding	136,453	139,102	138,295	139,685
Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$0.28	$0.26	$0.49	$0.17
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$-	$-	$-	$0.01
Net income (loss) per share available
to common shareholders - Diluted	$0.28	$0.27	$0.49	$0.18

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Impact Of Equity Issuances	2019	2018	2019	2018
	(amounts in thousands, except per share data)

Shares excluded as anti-dilutive under the treasury stock method:
Options	545	563	549	565
Price range of options: from	$6.43	$9.66	$6.43	$9.66
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	3,555	1,586	1,939	1,415
RSUs excluded with service and market conditions as
market conditions not met	70	226	70	226

10.SHARE-BASED COMPENSATION

Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.

Restricted Stock Units (“RSUs”) Activity

The following is a summary of the changes in RSUs under the Plan during the current period:

		Number		Weighted	Aggregate
		of	Weighted	Average	Intrinsic
		Restricted	Average	Remaining	Value as of
		Stock	Purchase	Contractual	September 30,
	Period Ended	Units	Price	Term (Years)	2019
	(amounts in thousands)

RSUs outstanding as of:	December 31, 2018	3,685
RSUs awarded		1,696
RSUs released		(1,373)
RSUs forfeited		(310)
RSUs outstanding as of:	September 30, 2019	3,698	$-	1.5	$12,576
RSUs vested and expected
to vest as of:	September 30, 2019	3,698	$-	1.5	$12,575
RSUs exercisable (vested and
deferred) as of:	September 30, 2019	41	$-	-	$141
Weighted average remaining
recognition period in years		2.4
Unamortized compensation
expense		$22,392

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

Option Activity

The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2019	2018
	(amounts in thousands)

Intrinsic value of options exercised	$1,272	$418
Tax benefit from options exercised (1)	$73	$111
Cash received from exercise price of options exercised	$244	$68

(1)Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

				Weighted	Intrinsic
			Weighted	Average	Value
			Average	Remaining	as of
		Number of	Exercise	Contractual	September 30,
	Period Ended	Options	Price	Term (Years)	2019

Options outstanding as of:	December 31, 2018	755,210	$9.42
Options granted		-	-
Options exercised		(180,300)	1.34
Options forfeited		-	-
Options expired		(29,828)	10.53
Options outstanding as of:	September 30, 2019	545,082	$12.03	1.1	$-
Options vested and expected to
vest as of:	September 30, 2019	545,082	$12.03	1.1	$-
Options vested and exercisable as of:	September 30, 2019	545,082	$12.03	1.1	$-
Weighted average remaining
recognition period in years		-
Unamortized compensation expense		$-

The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		Number of	Weighted		Number of
		Options	Average	Weighted	Options	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		September 30,	Contractual	Exercise	September 30,	Exercise
From	To	2019	Life	Price	2019	Price
$6.43	$9.66	204,375	1.1	$9.62	204,375	$9.62
$13.11	$13.98	340,707	1.1	$13.48	340,707	$13.48
$6.43	$13.98	545,082	1.1	$12.03	545,082	$12.03

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Nine Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Station operating expenses	$3,765	$5,295
Corporate general and administrative expenses	6,521	6,126
Stock-based compensation expense included in operating expenses	10,286	11,421
Income tax benefit (1)	2,258	2,385
After-tax stock-based compensation expense	$8,028	$9,036

	Three Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Station operating expenses	$1,107	$1,653
Corporate general and administrative expenses	2,234	2,116
Stock-based compensation expense included in operating expenses	3,341	3,769
Income tax benefit (1)	770	787
After-tax stock-based compensation expense	$2,571	$2,982
1. Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

11.INCOME TAXES

Tax Rates for the Nine Months and Three Months Ended September 30, 2019

The effective income tax rates were 30.9% and 29.5% for the nine months and three months ended September 30, 2019, respectively, which was determined using a forecasted rate based upon taxable income for the year. The Company estimates that its 2019 annual tax rate before discrete items, will be between 30% and 32%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.

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

Net Deferred Tax Assets and Liabilities

As of September 30, 2019, and December 31, 2018, net deferred tax liabilities were $551.0 million and $546.0 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.

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

	Fair Value Measurements At Reporting Date

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	September 30,	markets	inputs	inputs	as a Practical
Description	2019	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$31,150	$23,746	$-	$-	$7,404
Interest Rate Cash Flow Hedge (3)	$784	$-	$784	$-	$-

		Quoted prices	Significant	Significant	Measured at
	Balance at	in active	other observable	unobservable	Net Asset Value
	December 31,	markets	inputs	inputs	as a Practical
Description	2018	Level 1	Level 2	Level 3	Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,928	$23,476	$-	$-	$7,452

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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	September 30,		December 31,
	2019		2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(amounts in thousands)

Term B Loans (1)	$866,700	$867,783	$1,291,700	$1,243,261
Revolver (2)	$134,000	$134,000	$180,000	$180,000
Senior Notes (3)	$400,000	$415,500	$400,000	$378,000
Notes (4)	$325,000	$338,406	$-	$-
Other debt (5)	$881		$912
Letters of credit (5)	$5,862		$5,862

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

The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the
	Measurement Alternative
	September 30,	December 31,
	2019	2018
	(amounts in thousands)
Investment balance before cumulative
impairment as of January 1,	$11,205	$9,955
Accumulated impairment as of January 1,	-	-
Investment beginning balance after cumulative
impairment as of January 1,	11,205	9,955
Acquisition of interest in a privately held company	1,500	1,250
Ending period balance	$12,705	$11,205

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

On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. (“Cumulus”) under which the Company exchanged three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York. The Company and Cumulus began programming the respective stations under an LMA on March 1, 2019. The Company conducted an analysis and determined the assets exchanged to Cumulus met the criteria to be classified as held for sale at March 31, 2019. The exchange transaction (the “Cumulus Exchange”) closed in the second quarter of 2019 and the Company recognized a loss on the exchange of approximately $1.8 million.

On May 1, 2019, the Company entered into an agreement with a third party to dispose of land, buildings, equipment and a broadcasting license in Victor Valley, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2019. In aggregate, these assets had a carrying value of $1.1 million. The sale closed in the third quarter of 2019 and the Company recognized a loss of $ 0.1 million.

On May 9, 2019, the Company entered into an agreement with a third party to dispose of land and buildings in Miami, Florida. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2019. In aggregate, these assets had a carrying value of $2.2 million. The sale closed in the third quarter of 2019 and the Company recognized a loss of $0.1 million.

During the third quarter of 2019, the Company entered into negotiations with a third party to dispose of land and buildings in Miami, Florida. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at September 30, 2019. In aggregate, these assets have a carrying value of $1.9 million. This transaction is expected to close in the fourth quarter of 2019.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.

The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	September 30, 2019	December 31, 2018
	(amounts in thousands)

Land and land improvements	$1,208	$2,645
Building	683	1,053
Equipment	-	15,905
Net property and equipment	1,891	19,603
Net assets held for sale	$1,891	$19,603

Discontinued Operations

The results of operations for several radio stations acquired from CBS, which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.

Refer to Note 2, Business Combinations, for additional information on the Bonneville Transaction.

The following table presents the results of operations of the discontinued operations:

	Nine Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Net time brokerage agreement (income) fees	-	2,239
Income before income taxes	-	2,239
Income taxes	-	709
Income from discontinued operations,
net of income taxes	$-	$1,530

	Three Months Ended
	September 30,
	2019	2018
	(amounts in thousands)

Net time brokerage agreement income	-	644
Income before income taxes	-	644
Income taxes	-	286
Income from discontinued operations,
net of income taxes	$-	$358

14.SHAREHOLDERS’ EQUITY

Dividend Equivalents

The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

		Dividend Equivalent Liabilities
	Balance Sheet	September 30,	December 31,
	Location	2019	2018
		(amounts in thousands)
Short-term	Other current liabilities	$771	$1,279
Long-term	Other long-term liabilities	988	1,041
Total		$1,759	$2,320

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

	Nine Months Ended
	September 30,
	2019	2018
	(amounts in thousands)
Number of shares purchased	260	150
Non-cash compensation expense recognized	$182	$185

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

During the nine months ended September 30, 2019, the Company repurchased 5.0 million shares of Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million under the 2017 Share Repurchase Program.

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

FCC Matter

In January 2019, the Company received the first of three letters of inquiry from the FCC staff in response to a complaint from an individual who claimed to have purchased time on three Company stations in Buffalo but was not charged the lowest unit rate. The Company cooperated with the FCC in this matter and timely responded to these letters of inquiry, which also addressed the timeliness of the Company’s compliance with respect to the political file record keeping obligations for its Buffalo stations. On October 10, 2019, the Company met with the FCC staff and was advised that the lowest unit rate inquiry was concluded. At the same meeting, however, the FCC staff advised the Company that it had separately conducted a more extensive investigation into the timeliness of the Company’s compliance with respect to the political file record keeping obligations for all of the Company’s stations. The Company is in discussions with the FCC staff with respect to this investigation. The Company has assessed the FCC staff’s allegations with respect to the Company’s compliance with these filing obligations and the underlying facts and will continue to cooperate with the FCC and engage in discussions as to a potential conclusion or settlement of the matter. Given its preliminary nature, the Company is unable to reasonably estimate the ultimate outcome that will result from this matter at this time. The Company does not currently expect that the final resolution of this matter in future periods will have a material effect on the financial position of the Company and also has an immaterial impact on the current period. However, it is reasonably possible that such a resolution could have a material effect on the Company’s results of operations for a given reporting period.

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

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by the Company within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, the Company does not present restricted cash on its balance sheet at September 30, 2019.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash

	September 30,	December 31,
	2019	2018
	(amounts in thousands)

Cash and cash equivalents	$45,335	$122,893
Restricted cash	-	69,365
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$45,335	$192,258

16. SUBSEQUENT EVENTS

Events occurring after September 30, 2019, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On October 16, 2019, the Company acquired the remaining interest in Cadence13 (“Cadence13”), a leading creator of premium, personality-based podcasts and other on-demand audio content for $24.3 million in cash. As a result, Cadence13 became a wholly-owned subsidiary of the Company. The Company previously purchased a minority ownership interest in Cadence13 in July 2017. The initial accounting for this acquisition is incomplete due to the proximity of the acquisition date to the time of this filing. The Company is unable to provide the amounts recognized as of the acquisition date. This information will be included in future filings.

ITEM 2.Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2019 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.

Results of Operations for the Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018:

Pineapple Acquisition

On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.

Based on the timing of this transaction, our consolidated financial statements for the nine months ended September 30, 2019 reflect the results of Pineapple for a portion of the period after the completion of the Pineapple Acquisition. Our consolidated financial statements for the nine months ended September 30, 2018 do not reflect the results of Pineapple.

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

Based on the timing of this transaction, our consolidated financial statements for the nine months ended September 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for a portion of the period until the commencement date of the LMAs. Our consolidated financial statements for the nine months ended September 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

WXTU Transaction

On July 18, 2018, we entered into an agreement with Beasley Broadcast Group, Inc. (“Beasley”) to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the “WXTU Transaction”). In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.

Based on the timing of this transaction, our consolidated financial statements for the nine months ended September 30, 2019 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station, whereas our consolidated financial statements for the nine months ended September 30, 2018 do reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station up through the date of sale.

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

Based on the timing of this transaction, our consolidated financial statements for the nine months ended September 30, 2019 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station, whereas our consolidated financial statements for the nine months ended September 30, 2018 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station for a portion of the period.

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

In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $3.3 million and $22.0 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, workforce reductions and other restructuring costs of $6.0 million and $3.0 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Merger and Acquisition Costs

During the nine months ended September 30, 2018, transaction costs were $2.8 million, and were expensed as incurred. Due to the reduction in merger and acquisition activity, there was a reduction in merger and acquisition costs in 2019.

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

Nine Months Ended September 30, 2019 As Compared To The Nine Months Ended September 30, 2018

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	% Change
	(dollars in millions)

NET REVENUES	$1,075.8	$1,051.2	2%

OPERATING EXPENSE:
Station operating expenses	801.3	811.2	(1%)
Depreciation and amortization expense	33.3	29.7	12%
Corporate general and administrative expenses	57.6	53.6	7%
Integration costs	3.3	22.0	(85%)
Restructuring charges	6.0	3.0	100%
Impairment loss	-	29.0	(100%)
Merger and acquisition costs	0.5	2.8	(82%)
Other expenses related to financing	1.9	-	100%
Other operating (income) expenses	(2.6)	(12.1)	79%
Total operating expense	901.3	939.2	(4%)
OPERATING INCOME (LOSS)	174.5	112.0	56%

INTEREST EXPENSE	75.4	75.0	1%
OTHER (INCOME) EXPENSE	1.8	-	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	97.3	37.0	163%

INCOME TAXES (BENEFIT)	30.0	13.0	131%
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	67.3	24.0	180%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	67.3	24.0	180%
Income from discontinued operations, net of income taxes (benefit)	-	1.5	(100%)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$67.3	$25.5	164%

Net Revenues

Contributing to the increase in net revenues was: (i) the operation of the station acquired in the Philadelphia market in connection with the Jerry Lee Transaction; (ii) the operation of the stations acquired in the Springfield market and New York City market in connection with the Cumulus Exchange; and (iii) the operations of Pineapple. Offsetting this increase, net revenues were negatively impacted by: (i) the disposal of a radio station in the Philadelphia market in connection with the WXTU Transaction; and (ii) the disposal of radio stations in the Indianapolis market in connection with the Cumulus Exchange.

Net revenues increased the most for our stations located in the New York City and Philadelphia markets.

Net revenues decreased the most for our stations located in the Chicago and Indianapolis markets.

Station Operating Expenses

Station operating expenses decreased in the low-single digits for the current period primarily due to a reduction in variable expenses associated with operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $3.8 million and $5.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to increases in: (i) investments in software and technology; and (ii) various corporate expenditures.

Corporate general and administrative expenses include non-cash compensation expense of $6.5 million and $6.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Integration Costs

Integration costs were incurred during the nine months ended September 30, 2019 and September 30, 2018 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019.

Restructuring Charges

We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges. We expect to incur restructuring costs in the range of $9.0 million to $12.0 million in 2019 under this plan.

Impairment Loss

The reduction in impairment loss was primarily attributable to the non-recurring nature of a non-cash impairment charge recorded during the nine months ended September 30, 2018. In 2018, we recorded a non-cash impairment charge on assets which had been classified as held for sale. In connection with the Merger, we entered into two LMAs with Bonneville International Corporation (“Bonneville”) and assigned the assets of eight radio stations in the San Francisco, California and Sacramento, California markets into a trust. Based upon the final offer received in the third quarter of 2018, we determined that the carrying value of these assets was greater than the fair value and recorded a non-cash impairment charge of $25.6 million.

Merger and Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the volume of merger and acquisition activity decreased in 2019.

Other Expenses Related to Financing

During the nine months ended September 30, 2019, we issued Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and $3.9 million were capitalized and will be amortized over the term of the Notes.

Other Operating (Income) Expenses

During the nine months ended September 30, 2019, we completed: (i) a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million; and (ii) completed an exchange transaction which resulted in a loss of $1.8 million.

During the nine months ended September 30, 2018, we disposed of: (i) several radio stations in Sacramento, California and San Francisco, California; (ii) land and land improvements in Chicago, Illinois; (iii) a radio station in Philadelphia, Pennsylvania; (iv) land and land improvements and buildings in Los Angeles, California; and (v) land and land improvements and buildings in San Diego, California. As a result of this disposal activity, we recorded a gain in net gain/loss on sale or disposal of assets of $9.6 million. Additionally, in connection with the purchase and sale of radio stations, we generated time brokerage agreement (“TBA”) income of $1.2 million during the nine months ended September 30, 2018. The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $34.6 million; (ii) a decrease in impairment loss of $29.0 million; (iii) a decrease in integration costs of $18.7 million; and (iv) a decrease in merger and acquisition costs of $2.3 million.

These increases were partially offset by: (i) a decrease in other operating (income) expenses of $9.5 million; (ii) an increase in corporate, general and administrative expenses of $4.0 million; (iii) an increase in depreciation and amortization expense of $3.5 million; (iv) an increase in restructuring charges of $2.9 million; and (v) an increase in expense related to debt refinancing activities of $1.9 million;

Interest Expense

During the nine months ended September 30, 2019, we incurred an additional $0.4 million of interest expense primarily due to: (i) the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate; and (ii) the increase in LIBOR rates associated with our variable-rate debt. The increase in interest expense related to higher interest rates was partially offset by an overall reduction in our outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increases in income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.

Income Taxes (Benefit)

Tax Rate for the Nine Months Ended September 30, 2019

The effective income tax rate was 30.9% which was determined using a forecasted rate based upon taxable income for the year. We estimate that our 2019 annual tax rate before discrete items, will be between 30% and 32%. We anticipate that we will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.

Tax Rate for the Nine Months Ended September 30, 2018

The estimated annual effective income tax rate was 35.1%, which was determined using a forecasted rate based upon taxable income for the year. The income tax rate was estimated to be lower than in previous years primarily due to: (i) an income tax benefit resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate; and (ii) a reduction in non-deductible transaction costs in 2018 due to the closing of the Merger on November 17, 2017.

Net Deferred Tax Liabilities

As of September 30, 2019, and December 31, 2018, our net deferred tax liabilities were $551.0 million and $546.0 million, respectively. The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangible assets (broadcasting licenses and goodwill). Under accounting guidance, we do not amortize our indefinite-lived intangibles for financial statement purposes, but instead test them annually for impairment. The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods (without consideration of any impairment loss in future periods).

Net Income (Loss) Available to the Company - Continuing Operations

The change in net income available to the Company from continuing operations was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).

Results of Operations for the Quarter

The following significant factors affected our results of operations for the three months ended September 30, 2019 as compared to the same period in the prior year:

Pineapple Acquisition

On July 19, 2019, we completed a transaction to acquire the assets of Pineapple for a purchase price of $14.0 million in cash plus working capital. Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.

Based on the timing of this transaction, our consolidated financial statements for the three months ended September 30, 2019 reflect the results of Pineapple for a portion of the period after the completion of the Pineapple Acquisition. Our consolidated financial statements for the three months ended September 30, 2018 do not reflect the results of Pineapple.

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

Based on the timing of this transaction, our consolidated financial statements for the three months ended September 30, 2019: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations. Our consolidated financial statements for the three months ended September 30, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.

WXTU Transaction

On July 18, 2018, we entered into an agreement with Beasley to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash. In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.

Based on the timing of this transaction, our consolidated financial statements for the three months ended September 30, 2019 do not reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station, whereas our consolidated financial statements for the three months ended September 30, 2018 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this divested station for a portion of the period.

Jerry Lee Transaction

On September 27, 2018, we completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee for a purchase price of $57.5 million in cash, less certain working capital and other credits. We used proceeds from the WXTU Transaction and cash on hand to fund this acquisition.

Based on the timing of this transaction, our consolidated financial statements for the three months ended September 30, 2019 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station for the full period, whereas our consolidated financial statements for the three months ended September 30, 2018 reflect the net revenues, station operating expenses, depreciation and amortization expenses of this acquired station for a portion of the period.

Integration Costs and Restructuring Charges

On February 2, 2017, we and Merger Sub entered into the CBS Radio Merger Agreement with CBS and CBS Radio. Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary. The Merger closed on November 17, 2017.

In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.7 million and $2.8 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, workforce reductions and other restructuring costs of $1.6 million and $0.9 million during the three months ended September 30, 2019 and September 30, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Merger and Acquisition Costs

During the three months ended September 30, 2018, transaction costs were $0.7 million, and were expensed as incurred. Due to the reduction in merger and acquisition activity, there was a reduction in merger and acquisition costs in 2019.

Note Issuance Increased Our Interest Expense

During the second quarter of the current year, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027. Interest on the Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand and $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our Term B-1 Loan. Increases in our interest expense due to the issuance of Notes which have a higher interest rate were offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance, we wrote off $1.6 million of unamortized debt issuance costs and incurred third party costs of $5.8 million.

Three Months Ended September 30, 2019 As Compared To The Three Months Ended September 30, 2018

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018	% Change
	(dollars in millions)

NET REVENUES	$386.1	$378.5	2%

OPERATING EXPENSE:
Station operating expenses	273.1	279.7	(2%)
Depreciation and amortization expense	11.2	10.6	6%
Corporate general and administrative expenses	19.4	15.9	22%
Integration costs	0.7	2.8	(75%)
Restructuring charges	1.6	0.9	78%
Merger and acquisition costs	0.4	0.7	(43%)
Other operating (income) expense	0.2	(10.8)	(102%)
Total operating expense	306.6	299.8	2%
OPERATING INCOME (LOSS)	79.5	78.7	1%
INTEREST EXPENSE	25.3	25.9	(2%)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	54.2	52.8	3%

INCOME TAXES (BENEFIT)	16.0	16.2	(1%)
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	38.2	36.6	4%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	38.2	36.6	4%
Income from discontinued operations, net of income taxes (benefit)	-	0.4	(100%)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$38.2	$37.0	3%

Net Revenues

Contributing to the increase in net revenues was: (i) the operation of the station acquired in the Philadelphia market in connection with the Jerry Lee Transaction; (ii) the operation of the stations acquired in the Springfield market and New York City market in connection with the Cumulus Exchange; and (iii) the operations of Pineapple. Offsetting this increase, net revenues were negatively impacted by: (i) the disposal of a radio station in the Philadelphia market in connection with the WXTU Transaction; and (ii) the disposal of radio stations in the Indianapolis market in connection with the Cumulus Exchange.

Net revenues increased the most for our stations located in the New York City and Philadelphia markets.

Net revenues decreased the most for our stations located in the Chicago and Indianapolis markets.

Station Operating Expenses

Station operating expenses decreased in the low-single digits primarily due to a reduction in variable expenses associated with operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $1.1 million and $1.7 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

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

Corporate General and Administrative Expenses

Corporate general and administrative expenses increased primarily due to increases in: (i) investments in software and technology; and (ii) various corporate expenditures.

Corporate general and administrative expenses include non-cash compensation expense of $2.2 million and $2.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively.

Integration Costs

Integration costs were incurred during the three months ended September 30, 2019 and September 30, 2018 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019.

Restructuring Charges

We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges.

Merger and Acquisition Costs

There was a significant reduction in the amount of legal, professional, and other advisory services incurred as the volume of merger and acquisition activity decreased in 2019.

Other Operating (Income) Expenses

During the three months ended September 30, 2019, we completed: (i) a sale of land and land improvements, buildings and equipment and radio broadcasting licenses in Victor Valley, California and recognized a loss of $0.1 million; and (ii) a sale of land and land improvements and buildings in Miami, Florida and recognized a loss of $0.1 million.

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

Operating Income (Loss)

Operating income in the current period increased primarily due to: (i) an increase in net revenues, net of station operating expenses of $14.2 million; (ii) a decrease in integration costs of $2.1 million; and (iii) a decrease in merger and acquisition costs of $0.3 million.

These increases were partially offset by: (i) a decrease in other operating (income) expenses of $10.9 million; (ii) an increase in corporate, general and administrative expenses of $3.5 million; (iii) an increase in restructuring costs of $0.7 million; and (iv) an increase in depreciation and amortization expense of $0.6 million.

Interest Expense

During the three months ended September 30, 2019, we incurred $0.6 million less of interest expense. Despite the fact that we replaced a portion of our variable-rate debt with fixed-rate debt at a higher interest, interest expense was reduced primarily due to the overall reduction in our outstanding indebtedness upon which interest is computed.

Income (Loss) Before Income Taxes (Benefit)

The increases in income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.

Income Taxes (Benefit)

For the three months ended September 30, 2019, the effective income tax rate was 29.5%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

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

As of September 30, 2019, we had $866.7 million outstanding under the Term B-1 Loan and $134.0 million outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit and $110.1 million undrawn under the Revolver. Our ability to draw additional amounts under the Revolver may be limited due to our Consolidated Net First Lien Leverage Ratio, as defined in the agreement. As of September 30, 2019, we had $45.3 million in cash and cash equivalents. For the nine months ended September 30, 2019, we decreased our outstanding debt by $146.0 million. As of September 30, 2019, our Consolidated Net First Lien Leverage Ratio was 2.7 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated total net debt.

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

As of September 30, 2019, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations.

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

Perpetual Cumulative Convertible Preferred Stock

A portion of the proceeds from the debt refinancing that occurred on November 17, 2017 was used to fully redeem our outstanding perpetual cumulative convertible preferred stock (“Preferred”). As a result of this redemption, we removed the net carrying value of the Preferred from our books and, therefore, did not pay dividends on our Preferred during the nine months ended September 30, 2019 or September 30, 2018.

Operating Activities

Net cash flows provided by operating activities were $104.5 million and $93.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The cash flows from operating activities increased primarily due to an increase in net income available to the Company of $41.8 and a reduction in non-cash charges of $29.0 million. These increases were partially offset by an increase in net investment in working capital of $53.8 million, primarily due to: (i) the timing of collections of accounts receivable; (ii) the timing of settlements of accounts payable and accrued liabilities; (iii) the timing of settlements of accrued interest expense; (iv) the timing of settlements of prepaid expenses; and (v) the timing of settlements of other long-term liabilities.

Investing Activities

Net cash flows used in investing activities were $53.0 million for the nine months ended September 30, 2019, which primarily reflect the purchase of property and equipment and intangible assets of $63.6 million and the purchase of Pineapple and other assets for $15.8 million, which was partially offset by proceeds received from dispositions of assets in the amount of $27.8 million.

Net cash flows provided by investment activities were $153.4 million for the nine months ended September 30, 2018, which primarily reflect proceeds received from dispositions of assets and radio stations in the amount of $252.1 million, less: (i) cash paid to acquire a radio station in Philadelphia, Pennsylvania from Jerry Lee Radio, LLC (“Jerry Lee”) for $56.4 million in cash (the “Jerry Lee Transaction”); (ii) additions to property and equipment of $23.6 million; and (iii) cash paid to complete the acquisition of two radio stations in St. Louis, Missouri from Emmis Communications Corporation (“Emmis”) for a purchase price of $15.0 million (the “Emmis Acquisition”).

Financing Activities

Net cash flows used in financing activities were $198.4 million for the nine months ended September 30, 2019, which primarily reflect: (i) the reduction of our net borrowings by $146.0 million; (ii) the payment of dividends on common stock of $27.6 million; (iii) the repurchase of our common stock of $18.3 million; and (iv) the payment of debt issuance costs related to the issuance of our Notes in the amount of $3.9 million.

Net cash flows used in financing activities were $10.4 million for the nine months ended September 30, 2018, which primarily reflect: (i) the increase of our net borrowings by $52.0 million; (ii) the payment of dividends on common stock of $37.4 million; and (iii) the payment for repurchases of common stock of $20.0 million.

Dividends

On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. On August 9, 2019, our Board of Directors reduced the annual common stock dividend program to $0.08 per share of common stock. We estimate quarterly dividend payments to approximate $2.7 million per quarter (without considering any further reduction in shares from our stock buyback program). Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Senior Notes and the Notes.

Share Repurchase Program

On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by us under the 2017 Share Repurchase Program will be at our discretion based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Notes and the Senior Notes.

During the nine months ended September 30, 2019, we repurchased 5.0 million shares of Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million under the 2017 Share Repurchase Program. As of September 30, 2019, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes

During the nine months ended September 30, 2019, we paid $18.5 million in federal and state income taxes. As a result of the CBS Radio acquisition, the utilization of our net operating loss carryforwards (“NOLs”) will be limited under Internal Revenue Code (“Code”) Section 382. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures

Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2019 were $63.6 million. We anticipate that total capital expenditures in 2019 will be approximately $80 million. This figure includes approximately $10 million which will be reimbursed by landlords for tenant improvement allowances.

Contractual Obligations

As of September 30, 2019, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019, other than as described below.

As discussed above, during the nine months ended September 30, 2019, we decreased our long-term debt obligations outstanding by $146.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

Under Section 1031 of the Code, the property to be exchanged in the like-kind exchange was required to be received by us within 180 days. This period of time lapsed during the first quarter of 2019, at which point, the restrictions on the cash balances were released. As a result, we do not present restricted cash on our balance sheet at September 30, 2019.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2019. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

During the three months ended September 30, 2019, we considered key factors and circumstances that could have potentially indicated a need to conduct an interim impairment assessment. Such factors and circumstances included, but were not limited to: (i) forecasted financial information; (ii) discount rates; (iii) long-term growth rates; (iv) our stock price; and (v) analyst expectations. After giving consideration to all available evidence arising from these facts and circumstances, we concluded that we did not have a requirement to perform an interim impairment test for goodwill. However, if there were to be deterioration in our forecasted financial information, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations, these could all be potential indicators of an impairment charge, which could be material, in future periods.

If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.

There were no events or circumstances that indicated an interim review of goodwill was required.

Broadcasting License at Risk

After the interim impairment test conducted on our broadcasting licenses in the fourth quarter of 2018, the results indicated that the carrying value of our broadcasting licenses in 22 markets exceeded their fair values. As a result of the broadcasting licenses impairment charge booked in the fourth quarter of 2018, the percentage by which fair value of our broadcasting licenses exceed carrying value is 0% in 22 of our 48 markets as of December 31, 2018. These broadcasting licenses had a carrying value of $1,474.4 million as of September 30, 2019.

If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in an impairment charge, which could be material, in future periods.

There were no events or circumstances that indicated an interim review of broadcasting licenses was required.

ITEM 3.Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on our variable-rate senior debt (the Term B-1 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.

As of September 30, 2019, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B Loan would increase $7.2 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of September 30, 2019.

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

Type				Fixed		Notional	Amount
Of	Notional	Effective		LIBOR	Expiration	Amount	After
Hedge	Amount	Date	Collar	Rate	Date	Decreases	Decrease
	(amounts						(amounts
	(in millions)						(in millions)

Collar	$560.0	Jun. 25, 2019	Cap	2.75%	June 28, 2024	Jun. 29, 2020	$460.0
						Jun. 28, 2021	$340.0
			Floor	0.402%		Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$560.0

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

Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of September 30, 2019 was $0.8 million.

From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2019, we did not have any investments in money market instruments.

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

PART II

OTHER INFORMATION

ITEM 1.Legal Proceedings

We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019. Refer to Note 15, Contingencies And Commitments, for additional information.

ITEM 1A.Risk Factors

There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019.

ITEM 2.Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information on our repurchases during the quarter ended September 30, 2019:

			(c)	(d)
			Total	Maximum
			Number Of	Approximate
			Shares	Dollar Value
			Purchased	Of
			As	Shares That
	(a)	(b)	Part Of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under
	Of Shares	Paid	Plans Or	The Plans
Period (1)(2)	Purchased	Per Share	Programs	Or Programs
July 1, 2019 - July 31, 2019	1,408	$6.15	-	$59,918,176
August 1, 2019 - August 31, 2019	5,000,000	$3.67	5,000,000	$41,578,230
September 1, 2019 - September 30, 2019	-	$-	-	$41,578,230
Total	5,001,408		5,000,000

(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased 1,408 shares at an average price of $6.15 in July 2019. These shares are included in the table above.

(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we purchased 5,000,000 shares at an average price of $3.67 in August 2019. These shares are included in the table above.

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

3.6 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 24, 2019)
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

ENTERCOM COMMUNICATIONS CORP. (Registrant)
Date: November 12, 2019	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)
Date: November 12, 2019	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)