Form 10-K
period 2019-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2020-03-02
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14461
________________________________________
Entercom Communications Corp.
(Exact name of registrant as specified in its charter)
_________________________________________

Pennsylvania	23-1701044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2400 Market Street, 4th Floor
Philadelphia, Pennsylvania 19103
(Address of principal executive offices and zip code)
(610) 660-5610
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $.01 per share	ETM	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2019, was $676,512,998 based on the closing price of $5.80 on the New York Stock Exchange on such date.
Class A common stock, $0.01 par value 133,868,099 shares outstanding as of February 14, 2020
(Class A shares outstanding includes 3,795,628 unvested and vested but deferred restricted stock units).
Class B common stock, $0.01 par value 4,045,199 shares outstanding as February 14, 2020.

1

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
Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Fall 2019 publication of Nielsen’s Radio Markets; Population, Rankings and Information.
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
i

PART I
ITEM 1. BUSINESS
We are a leading American media and entertainment company, with a cume of 170 million people each month, with coverage of close to 90% of persons 12+ in the top 50 U.S. markets through our premier collection of highly-rated, award-winning radio stations, digital platforms and live events. We are the number one creator of live, original, local, premium audio content and the nation’s unrivaled leader in news and sports radio. We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across audio, digital and event platforms to deliver the power of local connection on a national scale. We have a nationwide footprint of radio stations including positions in all of the top 16 markets and 22 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
Merger with CBS Radio
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
In connection with the Merger with CBS Radio, we acquired multiple radio stations, net of certain dispositions and radio station exchanges with other third parties, which significantly increased our net revenues, station operating expenses and depreciation and amortization expenses. In 2017, we issued 101,407,494 shares of our Class A common stock in connection with the Merger.
Our Digital and Live Events Platforms
Radio.com delivers scale by unifying the listening experience of our broad portfolio of stations, leading podcasts, shows and talent. Harnessing the power of our cume of 170 million people, this robust platform is delivering fast growth and deep engagement twenty-four hours a day, seven days a week.
In July 2019, we completed an acquisition of Pineapple Street Media ("Pineapple"), an award-winning, renowned independent producer of top-rated podcast content. In October 2019, we completed our acquisition of leading podcaster Cadence 13, Inc. ("Cadence 13") by purchasing the remaining shares in Cadence 13 that we did not already own. We initially acquired a 45% interest in Cadence 13 in July 2017. Through our strategic acquisitions of Pineapple and Cadence 13, we are one of the country's top three podcasters in the U.S. market creating, distributing and monetizing premium, personality-based podcasts to our audiences with more than 150 million monthly downloads.
These two acquisitions create a unique leadership position that leverages our scale across the top 50 markets, our enhanced targeted data capabilities, our top-rated portfolio of spoken word brands, and both Cadence 13 and Pineapple's capabilities as two of the industry's leading developers and sellers of original podcast content.
We are a leading creator of live, original events, including large-scale concerts, intimate live performances with big artists on small stages, and crafted food and beverage events, all supported by Eventful, our digital local event discovery business with 28.6 million registered users.
Our Strategy
Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver the best live, local, premium audio content, events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. The principal components of our strategy are to: (i) continue to be America’s number one creator of live, original, local, premium audio content by building strongly branded radio stations with highly compelling content; (ii) focus on delivering effective integrated marketing solutions for our customers that incorporate audio, digital and experiential assets and leverage our national scale and digital and live events platforms; (iii) assemble and develop the strongest market leading station clusters; (iv) drive a positive perception of radio as the nation’s number one reach and ROI medium; and (v) offer a great place to work, where the most talented high achievers can grow and thrive.
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
A growing source of our revenues are derived from our digital and podcasting operations. The podcast advertising market is growing rapidly and we believe the acquisitions of Cadence 13 and Pineapple position us well for sustained success in this space due to the scale of our radio broadcasting platform, and the powerful symbiotic opportunities, driven by our leading position in sports, news, and local personalities. The primary source of revenue for our podcasting operations is the sale of advertising time to regional and national advertisers who purchase commercials in varying lengths.
Competition
The radio broadcasting and podcasting industries are highly competitive. Our stations compete for listeners and advertising revenue with other radio stations within their respective markets. In addition, our stations compete for audiences and advertising revenues with other media including: digital audio streaming, podcasts, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.
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
FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. A subsidiary holds the FCC licenses for our stations. The total number of radio stations that can simultaneously operate in any given area or market is limited by the amount of spectrum allotted by the FCC within the AM and FM radio bands, and by station-to-station interference within those bands. While there are no national radio station ownership caps, FCC rules do limit the number of stations within the same market that a single individual or entity may own or control.
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
License Renewal. Radio station licenses issued by the FCC are ordinarily renewable for an eight-year term. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. All of our licenses have been renewed and are current or we have timely filed license renewal applications.
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
Transfer or Assignment of Licenses. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including:
•compliance with the various rules limiting common ownership of media properties in a given market;
•the “character” of the proposed licensee; and
•compliance with the Communications Act’s limitations on alien ownership as well as general compliance with FCC regulations and policies.
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
FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($414,454 for a single violation, up to a maximum of $3,825,726 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints that have been submitted to the FCC of which we have not yet been notified.
Certain FCC rules regulate the conduct of on-air station contests, requiring in general that the material rules and terms of the contest be broadcast periodically or posted online and that the contest be conducted substantially as announced.
Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $51,222.
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
Employees
As of January 31, 2020, we had 4,144 full-time employees and 2,911 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists (known as SAG-AFTRA). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East (known as WGAE) and Writers Guild of America West (known as WGAW). With respect to certain of our stations in our Chicago, New York City, and Philadelphia markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers (known as IBEW). We believe that our relations with our employees are good.

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
Internet Address and Internet Access to Periodic and Current Reports
You can find more information about us that includes a list of our stations in each of our markets on our Internet website located at www.entercom.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We will also provide a copy of our annual report on Form 10-K upon any written request.
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
Our net revenues increased in 2019 as compared to the prior year primarily as a result of organic growth and strategic acquisitions made during 2018 and 2019.
Our results of operations could be negatively impacted by economic fluctuations or future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising expenditures. A decrease in advertising expenditures could adversely impact our business, financial condition and result of operations.
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
We operate in a highly competitive business. Our radio stations compete for audiences with advertising revenues as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. We also compete for advertising dollars with other large companies such as Facebook, Google and Amazon. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenues of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could adversely impact our business, financial condition, results of operations and cash flows.
While we already compete in some of our markets with stations with similarly programmed formats, if another radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to garner additional market share, our stations could suffer a reduction in ratings and/or advertising revenues and could incur increased promotional and other expenses. Competing companies may be larger and/or have more financial resources than we do. There can be no assurance that any of our stations will be able to maintain or increase their current audience ratings, market shares and advertising revenues.
Cybersecurity threats could have a material adverse effect on our business.
The use of our computers and digital technology in substantially all aspects of our business operations gives rise to cybersecurity risks, including malware, spam, advanced persistent threats, email Denial of Service, or DoS, and Distributed Denial of Service, or DDoS, data leaks, and other security threats. A cybersecurity attack could compromise confidential information or disrupt our operations. There can be no assurance that we, or the information security systems we implement, will protect against all of these rapidly changing risks. A cybersecurity incident could increase our operating costs, disrupt our operations, harm our reputation, or subject us to liability under contracts with our commercial partners, or laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or on-going incidents that go undetected. In 2019, we experienced malware attacks which temporarily disrupted certain business operations, and, although these events did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed, and further enhanced, our systems and processes that are designed to protect personal information and prevent data loss and other security breaches such as those we have experienced in the past, such measures cannot provide absolute security.
Cybersecurity breaches may increase our costs and cause losses.
Our information security systems and processes, which are designed to protect the confidentiality, integrity and availability of networks, systems, applications and digital information, cannot provide absolute security. Cybersecurity breaches could result in an increase in costs related to securing our systems against cybersecurity threats, defending against litigation, responding to regulatory investigation, and other remediation costs or capital expense associated with detecting, preventing, and responding to cybersecurity incidents, including augmenting backup and recovery capabilities.
The loss of, or difficulty attracting, motivating and retaining, key personnel could have a material adverse effect on our business.
Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key personnel. We believe that the loss of one or more of these individuals could adversely impact our business, financial condition, results of operations and cash flows.
Competition for experienced professional personnel is intense, and we must work to retain and attract these professionals. For example, our radio stations compete for creative and on-air talent with other radio stations and other media, such as broadcast, cable and satellite television, digital media and satellite radio. Our on-air talent are subject to change, due to competition and other reasons. Changes in on-air talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.

Increases in or new royalties, including through legislation, could adversely impact our business, financial condition and results of operations.
We must pay royalties to the copyright owners of musical compositions (e.g., song composers, publishers, et al.) for the public performance of such musical compositions on our radio stations and internet streams. We satisfy this requirement by obtaining blanket public performance licenses from performing rights organizations ("PROs"). We pay fees to the PROs for these licenses, and the PROs in turn compensate the copyright owners. We currently maintain, and pay all fees associated with, public performance licenses from the following PROs: American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and Global Music Rights ("GMR"). The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new PROs, which could adversely impact our businesses, financial condition, results of operations and cash flows.
We must also pay royalties to the copyright owners of sound recordings (e.g., record labels, recording artists, et al.) for the digital audio transmission of such sound recordings on the Internet. We pay such royalties under federal statutory licenses and pay applicable license fees to SoundExchange, the non-profit organization designated by the United States Copyright Royalty Board ("CRB") to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment by the CRB. The royalty rates we pay to copyright owners for the digital audio transmission of sound recordings on the Internet could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions, which could adversely impact our businesses, financial condition, results of operations and cash flows.
We do not pay royalties for the public performance of sound recordings by means of terrestrial broadcasts on our radio stations. However, from time-to-time, Congress considers legislation that would require radio broadcasters to pay royalties to applicable copyright owners for the public performance of sound recordings by means of terrestrial broadcasts. Such proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether or not any such proposed legislation will become law. New royalty rates for the public performance of sound recordings by means of terrestrial broadcasts on our radio stations could increase our expenses, which could adversely impact our businesses, financial condition, results of operations and cash flows.
Federal copyright law has historically provided copyright protection for sound recordings made and fixed to a tangible medium on or after February 15, 1972. The Music Modernization Act ("MMA") signed into law on October 11, 2018 (the "MMA Enactment Date") extends federal copyright protection, and preempts all State laws applicable, to sound recordings created prior to February 15, 1972 (the "Pre-1972 Recordings") as of the MMA Enactment Date. A number of recording artists and independent record labels claim the laws of certain States provide copyright protections for their Pre-1972 Recordings, and have brought claims in those States against several radio broadcasters (including CBS Radio) for allegedly infringing on the exclusive public performance right of such recording artists and record labels in their Pre-1972 Recordings.
In August 2015, CBS Radio was named as a defendant in two separate putative class action lawsuits in a federal court in each of California and New York for common law copyright infringement as well as related state law claims. In May 2016, the California court dismissed the California case against CBS Radio. In June 2016, the plaintiff record labels appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. In March 2017, the New York federal court dismissed the New York suit with prejudice. In the California case, the plaintiffs sought to certify a class action related to other Pre-1972 Recordings. The California District Court: (a) struck the class certification claims; and (b) granted summary judgment in CBS Radio’s favor on the basis that CBS Radio had publicly performed post-1972 digitally remastered recordings, those remastered recordings were derivative works sufficiently original to be copyrightable, and thus those works were governed exclusively by federal law, rather than California state law which governs the public performance of the original recordings. In August 2018, the Ninth Circuit Court of Appeals reversed the California District Court opinion. We filed a petition for rehearing en banc on September 18, 2018. That petition was denied. However, the original decision was amended in part. Following remand, the California District Court entered a stay, pending the outcome of a separate case, Flo & Eddie, Inc. v. Pandora Media, Inc., in which the California Supreme Court will decide whether California law recognizes a public performance right for Pre-1972 Recordings. An adverse decision in the California case against us could impede our ability to broadcast or stream the Pre-1972 Recordings and/or increase our royalty payments, as well as expose us to liability for past broadcasts.
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
The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services with which we compete for listeners and advertising revenues. We may lack the resources to acquire new technologies or introduce new services to allow us to effectively compete with these new offerings. Competing technologies and services which compete for listeners and advertising revenues traditionally spent on audio advertising include: (i) personal audio devices such as smart phones; (ii) satellite-delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio; (iii) audio programming by internet content providers and internet radio stations such as Spotify and Pandora; (iv) low-power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas; (v) digital audio files made available on the Internet for downloading to a computer or mobile device such as podcasts that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and (vi) search engine and e-commerce websites where a significant portion of their revenues are derived from advertising revenues such as Google and Yelp.
We cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our financial condition, results of operations and cash flows.
We are subject to extensive regulations and are dependent on federally-issued licenses to operate our radio stations. Failure to comply with such regulations could have a material adverse impact on our business.
The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. See Federal Regulation of Radio Broadcasting under Part I, Item 1, “Business.” We are required to obtain licenses from the FCC to operate our radio stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, there can be no assurance that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could adversely impact our business, financial condition and results of operation. Moreover, these FCC regulations may change over time, and there can be no assurance that changes would not adversely impact our business, financial condition and results of operations. We are currently the subject of several pending investigations by the FCC. Refer to Note 22, Contingencies And Commitments, for further details regarding one such investigation.

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
For 2019, we generated over 50% of our as reported net revenues in 9 of our 47 markets, which were Boston, Chicago, Dallas, Detroit, Los Angeles, New York City, Philadelphia, San Francisco and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.
Impairments to our broadcasting licenses and goodwill have reduced our earnings.
We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession, during the fourth quarter of 2018 as a result of an interim impairment assessment, and during the fourth quarter of 2019 in connection with our annual impairment assessment (described below). As of December 31, 2019, our broadcasting licenses and goodwill comprised approximately 70% of our total assets.
The annual impairment assessment conducted during the fourth quarter of 2019 indicated: (i) that the fair value of our broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of our goodwill was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.
The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for both our broadcasting licenses and goodwill use significant unobservable inputs and reflect our own assumptions, including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value. While our goodwill impairment assessment utilizes a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price, we also consider other relevant market information such as our stock price. If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.
We have significant obligations relating to our current operating leases.
As of December 31, 2019, we had future operating lease commitments of approximately $355.0 million that are disclosed in Note 22, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is an operating or finance lease. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This guidance was effective for us as of January 1, 2019. The impact of this guidance had a material impact on our financial position and the impact to our results of operations and cash flows was not material. As of January 1, 2019, we recorded a cumulative-effect adjustment to our accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from a sale and leaseback transaction under the previous accounting guidance for leases. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation was primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets.

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
The integration of acquisitions involves numerous risks, including:
•the possibility of faulty assumptions underlying our expectations regarding the integration process;
•the potential coordination of a greater number of diverse businesses and/or businesses located in a greater number of geographic locations;
•retaining existing customers and attracting new customers;
•the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•unforeseen expenses or delays in anticipated timing;
•attracting and retaining the necessary personnel;
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•integrating accounting, finance, sales, billing, payroll, purchasing and regulatory compliance systems.
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
We have substantial indebtedness. As of December 31, 2019, we had a senior secured credit agreement (the “Credit Facility”) of $1.0 billion outstanding that is comprised of: (a) a $770.0 million term B-2 loan (the “Term B-2 Loan”); and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $117.0 million was outstanding at December 31, 2019. In addition to the Credit Facility, we also have outstanding $400.0 million aggregate principal amount of 7.250% senior notes due October 2024 (the “Senior Notes”) and $425.0 million aggregate principal amount of 6.500% senior secured second-lien notes due May 2027 (the "Notes").
This significant amount of indebtedness could have an adverse impact on us. For example, these obligations:
•make it more difficult for us to satisfy our financial obligations with respect to our indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other corporate purposes;
•increase our vulnerability to and limit the flexibility in planning for, or reacting to, changes in our business, the industry in which we operate, the economy and government regulations;
•may restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•may limit or prohibit our ability to pay dividends and make other distributions including share repurchases
•place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•expose us to the risk of increased interest rates as borrowing under the Term B-2 Loan and Revolver are subject to variable rates of interest; and
•may limit or prohibit our ability to borrow additional funds.
The undrawn amount of the Revolver was $127.1 million as of December 31, 2019. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2019, we would not be limited in these borrowings.
We may from time to time seek to amend our existing indebtedness agreements or obtain funding or additional debt financing, which may result in higher interest rates.
The terms of the Credit Facility, the Senior Notes and the Notes may restrict our current and future operations.
The Credit Facility, the Indenture governing the Senior Notes (the “Senior Notes Indenture”) and the Indenture governing the Notes (the "Notes Indenture") contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness;
•pay dividends on, repurchase or make distributions in respect of our stock;

•make investments or acquisitions;
•sell, transfer or otherwise convey certain assets;
•incur liens;
•enter into Sale and Lease-Back Transactions (as defined in the Senior Notes Indenture);
•enter into agreements restricting our ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with affiliates;
•prepay certain kinds of indebtedness;
•issue or sell stock; and
•change the nature of our business.
As a result of our substantial indebtedness, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times as of December 31, 2019. Under certain circumstances, the Consolidated Net First Lien Leverage Ratio can increase to 4.5 times for a limited period of time.
Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control, and there can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business.
Failure to comply with our financial covenant or other terms of these financial instruments and the failure to negotiate and obtain any required relief from our lenders could result in the acceleration of the maturity of our outstanding indebtedness and our lenders could proceed against our assets, including the equity interests of our subsidiaries. Under these circumstances, the acceleration of our indebtedness could have a material adverse effect on our business.

A breach of the covenants under the Senior Notes Indenture, the Notes Indenture or under the Credit Facility could result in an event of default under the applicable agreement. Such a default would allow the lenders under the Credit Facility and/or the holders of the Senior Notes and the Notes to accelerate the repayment of such indebtedness and may result in the acceleration of the repayment of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an uncured event of default under the Credit Facility would also permit the lenders under the Credit Facility to terminate all other commitments to extend additional credit under the Credit Facility.
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
We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Entercom Media Corp., our 100% owned subsidiary, is the borrower under the Credit Facility. All of our station operating subsidiaries and FCC license subsidiaries are subsidiaries of Entercom Media Corp. Most of Entercom Media Corp.’s subsidiaries are full and unconditional joint and several guarantors under the Credit Facility.
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
Borrowings under the Term B-2 Loan and the Revolver are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations under the Credit Facility could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.
As of December 31, 2019, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (i) the Term B-2 Loan would increase $7.6 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments; and (ii) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2019.
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
The expected LIBOR phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.
The U.K. Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether LIBOR will cease to exist after that date, and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined.

Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out.
As discussed above, borrowings under the Term B-2 Loan and Revolver are at variable rates. As of December 31, 2019, we had $770.0 million outstanding under the Term B-2 Loan and $117.0 million outstanding under the Revolver. The Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The Term B-2 Loan provides for interest based upon the Base Rate or LIBOR plus a margin. Because the Term B-2 Loan and the Revolver are, at times, LIBOR-benchmarked debt, we may be exposed to unpredictable changes in LIBOR-benchmarked provisions in such obligations. Such exposure cannot be determined at this time.
The discontinuation of LIBOR and the transition from LIBOR to SOFR or other benchmark rates could have an unpredictable impact on contractual mechanics in the credit markets or result in disruption to the broader financial markets, including causing interest rates under our current or future LIBOR-benchmarked agreements to perform differently than in the past, which could have an adverse effect on our results of operations.
To service our indebtedness and other cash needs, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to satisfy our indebtedness obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon our future financial and operating performance, and upon our ability to renew or refinance borrowings. There can be no assurance that we will generate cash flow from operations, or that we will be able to draw under the Revolver or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness.
Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.
If we are unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we may consider other options, including:
•sales of assets;
•sales of equity;
•reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or
•negotiations with lenders to restructure the applicable indebtedness.
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

RISKS ASSOCIATED WITH OUR STOCK
Our Chairman Emeritus and our Chairman, President and Chief Executive Officer own a large minority equity interest in us and have substantial influence over our Company. Their interests may conflict with your interests.
As of February 14, 2020, Joseph M. Field, our Chairman Emeritus and one of our directors, beneficially owned 13,451,235 shares of our Class A common stock and 2,295,949 shares of our Class B common stock, representing approximately 21.4% of the total voting power of all of our outstanding common stock. As of February 14, 2020, David J. Field, our Chairman, President and Chief Executive Officer, one of our directors and the son of Joseph M. Field, beneficially owned 2,229,730 shares of our Class A common stock and 1,749,250 shares of our Class B common stock, representing approximately 11.6% of the total voting power of all of our outstanding common stock. Joseph M. Field and David J. Field beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of our Class A common stock.
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
There are certain provisions contained in our articles of incorporation, by-laws and Pennsylvania law that could make it more difficult for a third party to acquire control of our Company. In addition, FCC approval is required for transfers of control of FCC licenses and assignments of FCC licenses. These restrictions and limitations could adversely affect the trading price of our Class A common stock.
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
As of December 31, 2019, we had approximately $355.0 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.
Our principal executive office is located at 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103, in 67,031 square feet of leased office space, of which approximately half of the space is dedicated to principal executive offices. While the initial term of this lease expires on July 31, 2034, the lease provides for several optional renewal periods.

ITEM 3. LEGAL PROCEEDINGS
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our business, financial position, results of operations or cash flows.
Broadcast Licenses
We could face increased costs in the form of fines and a greater risk that we could lose any one or more of our broadcasting licenses if the FCC concludes that programming broadcast by our stations is obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $414,454 for a single incident, with a maximum fine of up to $3,825,726 for a continuing violation.
Licenses
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) entered into an industry-wide settlement with ASCAP, resulting in a new license made available to RMLC members, that became effective January 1, 2017, for a five-year term; (ii) is currently seeking reasonable terms and fees for a new license that would be retroactively effective to January 1, 2017, from BMI through settlement negotiations and potential rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) commencing on January 1, 2017, entered into a series of interim licenses with GMR, the most current of which expires March 31, 2020. The RMLC filed a motion in the U.S. District Court for the Eastern District of Pennsylvania against GMR in November 2016 arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In 2019, all claims between the RMLC and GMR were transferred to the U.S. District Court of California.
The CRB will be initiating a proceeding in March 2020 that will establish the royalty rates we pay under federal statutory license for the public performance of sound recordings on the Internet for 2021-2026.
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
Holders
As of February 20, 2020, there were approximately 530 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 19,000 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value. In connection with the Merger, we refinanced our then-outstanding indebtedness in the fourth quarter of 2017 and in the process we fully redeemed our outstanding perpetual cumulative convertible preferred stock (“Preferred”). As a result, there were no holders of our Preferred as of December 31, 2019, or December 31, 2018.
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
On August 9, 2019, our Board of Directors reduced the annual common stock dividend program to $0.08 per share of common stock. We estimate quarterly dividend payments to approximate $2.7 million per quarter. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility, the Notes and the Senior Notes.
In connection with the refinancing of our then-outstanding credit facility during the fourth quarter of 2017, the following funds were paid in November 2017 in order to fully redeem our Preferred: (i) $27.5 million to fully redeem the amount of Preferred previously outstanding; and (ii) $0.2 million in unpaid dividends through the redemption date. Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10% at the time of redemption. No further dividends on our Preferred were paid during 2018 or 2019.
For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
Sales of Unregistered Securities
We did not sell any equity securities during 2019 that were not registered under the Securities Act.
Repurchases of Our Stock
The following table provides information on our repurchases of stock during the quarter ended December 31, 2019:

Period (1) (2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	$41,578,230
November 1, 2019 - November 30, 2019 (1)	36,096	$4.78	—	$41,578,230
December 1, 2019 - December 31, 2019 (1)	372	$5.82	—	$41,578,230
Total	36,468		—
(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 36,096 shares at an average price of $4.78 in November 2019; and (ii) 372 shares at an average price of $5.82 per share in December 2019.
(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended December 31, 2019.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2019, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2019
	(a)	(b)	(c )
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan (1)	542,582	$12.06	1,606,922
Total	542,582		1,606,922
(1)On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board. On November 30, 2017, we filed a registration statement on Form S-8 to register an additional 2,941,525 shares under the Plan. These additional shares were registered in order to address CBS equity compensation awards which were being converted to our awards in connection with the Merger. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2019, and January 1, 2018. As of December 31, 2019: (i) the maximum number of shares authorized under the Plan was 16.3 million shares; and (ii) 1.6 million shares remain available for future grant under the Plan. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2020, to 3.1 million shares.
For a description of the Plan, refer to Note 16, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

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

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; (ii) a peer group index consisting of Urban One, Inc. ("Urban One"), Beasley Broadcast Group, Inc. ("Beasley), Saga Communications, Inc. ("Saga"), iHeartMedia, Inc. ("iHeart"), and Cumulus Media Inc. ("Cumulus") (the “2019 Peer Group”); and (iii) a peer group index consisting of Urban One, Beasley, and Saga (the “2018 Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2014. The change in peer group resulted from the addition of Cumulus and iHeart to the 2019 Peer Group due to their recent emergence from bankruptcy proceedings.
Cumulative Five-Year Return Index Of A $100 Investment
* $100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
Entercom Communications Corp.	100.00	92.35	127.93	94.57	52.39	44.30
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
2019 Peer Group	100.00	88.78	124.46	142.68	86.66	100.59
2018 Peer Group	100.00	88.78	124.46	142.68	86.66	79.94

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data below, as of and for the year ended 2019 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2019, 2018 and 2017 and balance sheets as of December 31, 2019, and 2018 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2016 and 2015 and the balance sheets as of December 31, 2017, 2016 and 2015 are derived from financial statements not included herein.
Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations, impairments of broadcasting licenses and goodwill, adoption of new accounting standards, and other significant events.
The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 15, "Exhibits, Financial Statement Schedules," and the information contained in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.
SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Net revenues	$1,489,929	$1,462,567	$592,884	$464,771	$414,481
Operating (income) expenses:
Station operating expenses	1,086,617	1,099,278	443,512	323,270	290,814
Depreciation and amortization	45,331	44,288	15,546	9,793	8,419
Corporate general and administrative expenses	84,304	69,492	47,859	33,328	26,479
Integration costs	4,297	25,372	—	—	—
Restructuring charges	6,976	5,830	16,922	—	2,858
Impairment loss	545,457	493,988	952	254	—
Merger and acquisition costs	941	3,014	41,313	708	3,978
Other expenses related to financing	4,397	—	2,213	565	—
Net time brokerage agreement fees (income)	106	(918)	130	417	(1,285)
Net (gain) loss on sale or disposal of assets	(7,640)	(12,158)	11,853	(1,621)	(2,364)
Total operating expenses	1,770,786	1,728,186	580,300	366,714	328,899
Operating income (loss)	(280,857)	(265,619)	12,584	98,057	85,582
Other (income) expense:
Net interest expense	100,103	101,121	32,521	36,639	37,961
Other income	—	—	—	(2,299)	—
(Gain) loss on early extinguishment of debt	2,046	—	4,135	10,858	—
Net loss on investments	—	—	—	—	—
Total other expense	102,149	101,121	36,656	45,198	37,961
Income (loss) before income taxes (benefit)	(383,006)	(366,740)	(24,072)	52,859	47,621
Income taxes (benefit)	37,206	(4,153)	(257,085)	14,794	18,437
Net income available to the Company - continuing operations	(420,212)	(362,587)	233,013	38,065	29,184
Preferred stock dividend	—	—	(2,015)	(1,901)	(752)

Net income available to common shareholders - continuing operations	(420,212)	(362,587)	230,998	36,164	28,432
Income (loss) from discontinued operations, net of taxes (benefit)	—	1,152	836	—	—
Net income (loss) attributable to common shareholders	$(420,212)	$(361,435)	$231,834	$36,164	$28,432
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(3.07)	$(2.63)	$4.49	$0.94	$0.75
Income (loss from discontinued operations, net of taxes (benefit)	$—	0.01	0.02	—	—
Net income (loss) per common share - basic	$(3.07)	$(2.62)	$4.51	$0.94	$0.75
Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(3.07)	$(2.63)	$4.37	$0.91	$0.73
Income (loss from discontinued operations, net of taxes (benefit)	$—	0.01	0.02	—	—
Net income (loss) per common share - diluted	$(3.07)	$(2.62)	$4.38	$0.91	$0.73
Weighted average shares - basic	136,967	138,070	51,393	38,500	38,084
Weighted average shares - diluted	136,967	138,070	52,885	39,568	39,038
Cash Flows Data:
Cash flows related to:
Operating activities	$132,188	$102,249	$29,112	$72,030	$64,790
Investing activities	$(90,516)	$141,478	$17,310	$495	$(91,744)
Financing activities	$(213,537)	$(85,636)	$(59,098)	$(34,851)	$4,583
Other Data:
Common stock dividends declared and paid	$30,273	$49,770	$29,296	$8,666	$—
Cash dividends declared per common share	$0.220	$0.360	$0.515	$0.225	$—
Perpetual cumulative convertible preferred stock dividends declared and paid	$—	$—	$2,574	$1,788	$413

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$20,393	$192,258	$34,167	$46,843	$9,169
Total assets	$3,643,678	4,020,358	4,539,201	1,076,233	1,022,108
Senior secured debt and other, including current portion	889,841	1,475,082	1,475,974	480,087	268,750
Senior unsecured notes, senior subordinated notes and other	411,732	414,158	416,584	—	218,269
Notes	430,000	—	—	—	—
Deferred tax liabilities and other long-term liabilities	601,187	635,150	717,356	119,759	109,251
Perpetual cumulative convertible preferred stock (mezzanine)	—	—	—	27,732	27,619
Total shareholders’ equity	881,443	1,334,260	1,764,360	393,374	361,450

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading American media and entertainment company, with a cume of 170 million people each month, with coverage close to 90% of persons 12+ in the top 50 U.S. markets through our premier collection of highly-rated, award-winning radio stations, digital platforms and live events. We are the number one creator of live, original, local, premium audio content and the nation’s unrivaled leader in news and sports radio. We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across audio, digital and event platforms to deliver the power of local connection on a national scale. We have a nationwide footprint of radio stations including positions in all of the top 16 markets and 22 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
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
In connection with the Merger with CBS Radio, we acquired multiple radio stations, net of certain dispositions and radio station exchanges with other third parties, which significantly increased our net revenues, station operating expenses and depreciation and amortization expenses. In 2017, we issued 101,407,494 shares of our Class A common stock in connection with the Merger.
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
In 2019, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and the next largest amount from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. We generated the balance of our 2019 revenues principally from network compensation, non-spot revenue, event marketing, e-commerce and our suite of digital products.

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
You should read the following discussion and analysis of our financial condition and results in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of 2019 as compared to the prior year.
Results Of Operations

The year 2019 as compared to the year 2018
The following significant factors affected our results of operations for 2019 as compared to the prior year:
Cadence 13 Acquisition
In October 2019, we completed an acquisition of leading podcaster Cadence 13, Inc. ("Cadence 13") by purchasing the remaining shares in Cadence 13 that we did not already own (the "Cadence 13 Acquisition"). We initially acquired a 45% interest in Cadence 13 in July 2017. This initial investment was accounted for as an investment under the measurement alternative. In connection with this step acquisition, we removed our investment in Cadence 13 and recognized a gain of approximately $5.3 million.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2019, reflect the results of Cadence 13 for a portion of the period after the completion of the Cadence 13 Acquisition. Our consolidated financial statements for the year ended December 31, 2018, do not reflect the results of Cadence 13.
Pineapple Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street media ("Pineapple") for a purchase price of $14.0 million in cash plus working capital (the "Pineapple Acquisition"). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple for a portion of the period after the completion of the Pineapple Acquisition. Our consolidated financial statements for the year ended December 31, 2018, do not reflect the results of Pineapple.
Cumulus Exchange
On February 13, 2019, we entered into an agreement with Cumulus Media Inc. ("Cumulus") under which we exchanged three of our stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York (the "Cumulus Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on March 1, 2019. In connection with this exchange, which closed during the second quarter of 2019, we recognized a loss of approximately $1.8 million.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for a portion of the period until the commencement date of the LMAs. Our consolidated financial statements for the year ended December 31, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
WXTU Transaction
On July 18, 2018, we entered into an agreement with Beasley Broadcast Group, Inc. ("Beasley") to sell certain assets of WXTU-FM, serving the Philadelphia, Pennsylvania radio market for $38.0 million in cash (the "WXTU Transaction"). In connection with this disposition, which closed during the third quarter of 2018, we recognized a gain of approximately $4.4 million.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2019, do not reflect the results of this divested station, whereas our consolidated financial statement for the year ended December 31, 2018, do reflect the results of this divested station up through the date of sale.
Jerry Lee Transaction
On September 27, 2018, we completed a transaction to acquire the assets of WBEB-FM, serving the Philadelphia, Pennsylvania radio market from Jerry Lee Radio, LLC ("Jerry Lee") for a purchase price of $57.5 million in cash, less certain working capital and other credits (the "Jerry Lee Transaction"). We used proceeds from the WXTU Transaction and cash on hand to fund this acquisition.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2019, reflect the results of operations of this acquired station whereas our consolidated financial statements for the year ended December 31, 2018, reflect the results of operations of this acquired station for a portion of the period.
Impairment Loss
The annual impairment assessment conducted during the fourth quarter of 2019 indicated: (i) that the fair value of our broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of our goodwill was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.
In the fourth quarter of 2019, we also recorded: (i) a $6.0 million impairment charge related to lease right-of-use assets; and (ii) a $2.2 million impairment charge related to impairment of property and equipment.
In the fourth quarter of 2018, we conducted an interim impairment assessment on our broadcasting licenses and goodwill. As a result of this assessment, we determined the carrying value of our broadcasting licenses and goodwill were impaired and recorded an impairment loss during the fourth quarter of 2018 in the amount of $465.0 million ($423.2 million, net of tax). Of this amount, $147.9 million ($108.8 million, net of tax) of the impairment charge was attributed to the broadcasting licenses, and $317.1 million ($314.4 million, net of tax) of the impairment charge was attributed to goodwill.
In the second quarter of 2018, we determined the carrying value of certain assets to be disposed to Bonneville International Corporation ("Bonneville") exceeded their fair value. Based upon the agreed-upon price in the asset purchase agreement, we recorded a non-cash impairment charge of $25.6 million.
Integration Costs and Restructuring Charges
On February 2, 2017, we and our wholly-owned subsidiary ("Merger Sub") entered into an Agreement and Plan of Merger (the "CBS Radio Merger Agreement") with CBS Corporation ("CBS") and its wholly-owned subsidiary CBS Radio Inc. ("CBS Radio"). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as our wholly-owned subsidiary (the "Merger"). The Merger closed on November 17, 2017.
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $4.3 million and $25.4 million during the years ended December 31, 2019, and December 31, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.
In connection with the Merger, we incurred restructuring charges, including costs to exit duplicative contracts, workforce reductions and other restructuring costs of $7.0 million and $5.8 million during the years ended December 31, 2019, and December 31, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Merger and Acquisition Costs
During the year ended December 31, 2019, and 2018, transaction costs were $0.9 million and $3.0 million, respectively, and were expensed as incurred.
Note Issuance
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Existing Notes"). Interest on the Existing Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand of $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan"). Increases in our interest expense due to the issuance of the Existing Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs of approximately $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
On December 13, 2019, we issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes are treated as a single series with the Existing Notes (together with the Additional Notes, the "Notes") and have substantially the same terms as the Existing Notes. We used net proceeds of the offering to repay $97.6 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan. Increases in our interest expense due to the issuance of the Additional Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan and the lower borrowing rate on the Term B-2 Loan. In connection with this note issuance: (i) we wrote off $0.3 million of unamortized debt issuance costs to loss on extinguishment of debt; and (ii) incurred third party costs and lender fees of approximately $6.3 million, of which approximately $3.8 million was capitalized and approximately $2.5 million was captured as other expenses related to financing.
Other Gain (Loss) Activity
During the year ended December 31, 2019, we disposed of various non-core assets and certain radio stations and recorded a gain of $2.3 million in net gain/loss on sale or disposal of assets. In connection with our step acquisition of Cadence 13, we remeasured our previously held equity interest to fair value and recognized a gain of $5.3 million.

	YEARS ENDED DECEMBER 31,
	2019	2018	% Change
	(dollars in millions)
NET REVENUES	$1,489.9	$1,462.6	2%
OPERATING EXPENSE:
Station operating expenses	1,086.6	1,099.3	(1)%
Depreciation and amortization expense	45.3	44.3	2%
Corporate general and administrative expenses	84.3	69.5	21%
Integration costs	4.3	25.4	(83)%
Restructuring charges	7.0	5.8	21%
Impairment loss	545.5	494.0	10%
Merger and acquisition costs	0.9	3.0	(70)%
Other expenses related to financing	4.4	—	100%
Other operating (income) expenses	(7.5)	(13.1)	(43)%
Total operating expense	1,770.8	1,728.2	2%
OPERATING INCOME (LOSS)	(280.9)	(265.6)	6%
NET INTEREST EXPENSE	100.1	101.1	(1)%
OTHER (INCOME) EXPENSE	2.0	—	100%
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(383.0)	(366.7)	4%
INCOME TAXES (BENEFIT)	37.2	(4.1)	nmf
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(420.2)	(362.6)	16%
Preferred stock dividend	—	—	—%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(420.2)	(362.6)	16%
Income from discontinued operations, net of income taxes (benefit)	—	1.2	(100)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(420.2)	$(361.4)	16%

Net Revenues
Revenues increased compared to prior year primarily due to growth in our digital revenues and national spot revenues, which was partially offset by declines in local and political spot revenue.
Contributing to the increase in net revenues was: (i) the operation of the station acquired in the Philadelphia, Pennsylvania market in connection with the Jerry Lee Transaction; (ii) the operation of the stations acquired in the Springfield, Massachusetts market and New York City, New York market in connection with the Cumulus Exchange; (iii) the operations of Pineapple; and (iv) the operations of Cadence 13. Offsetting this increase, net revenues were negatively impacted by: (i) the disposal of a radio station in the Philadelphia, Pennsylvania market in connection with the WXTU Transaction; and (ii) the disposal of radio stations in the Indianapolis, Indiana market in connection with the Cumulus Exchange.
Net revenues increased the most for our stations located in the New York City and Philadelphia markets.
Net revenues decreased the most for our stations located in the Boston and Indianapolis markets.
Station Operating Expenses
Station operating expenses decreased in the low-single digits primarily due to operating our stations more efficiently due to synergies recognized.
Station operating expenses included non-cash compensation expense of $4.7 million and $6.9 million for the years ended December 31, 2019, and December 31, 2018, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2019 primarily due to an increase in capital expenditures. The increase in capital expenditures in 2019 was primarily due to the consolidation and relocation of several studio facilities in larger markets and an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily due to increases in: (i) investments in software and technology; and (ii) various corporate expenditures.
Corporate, general and administrative expenses included non-cash compensation expense of $11.5 million and $8.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.
Integration Costs
Integration costs were incurred in during the years ended December 31, 2019, and December 31, 2018, as a result of the Merger. These costs primarily consisted of expenses related to effectively combining and incorporating the CBS Radio business into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019.
Restructuring Charges
We incurred restructuring charges in 2019 and 2018 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
The annual impairment assessment conducted during the fourth quarter of the current year indicated: (i) that the fair value of our broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of our goodwill was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.

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
Other Expenses Related to Financing
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of Notes and used the proceeds along with cash on hand and borrowings under the Revolver to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
During the fourth quarter of 2019, we issued $100.0 million in aggregate principal amount of Additional Notes and used the proceeds to repay a portion of our existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan. As a result of this activity, we incurred approximately $6.3 million of lender fees and third party fees, of which approximately $3.8 million was capitalized and approximately $2.5 million was captured as other expenses related to financing.
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
During the year ended December 31, 2019, we disposed of: (i) land and land improvements, buildings, and equipment in Buffalo, Chattanooga, Chicago, Denver, Pittsburgh, Washington, D.C., and Worcester; (ii) broadcasting licenses, goodwill and property, plant and equipment in Indianapolis, Indiana in connection with the Cumulus Exchange; (iii) land in Chicago, Illinois; (iv) land and land improvements, building, property, plant and equipment, and broadcasting licenses in Victor Valley, California; (v) land and land improvements and buildings in Miami, Florida; and (vi) land and land improvements and buildings in Miami, Florida. As a result of these disposal activities, we recorded a net gain in net gain/loss on sale or disposal of assets of approximately $2.3 million. Additionally, in connection with the step acquisition of Cadence 13, we remeasured our previously held equity interest to fair value and recognized a gain of approximately $5.3 million.

The change in other operating (income) expense is primarily attributable to the change in these activities between periods.
Operating Income (Loss)
Operating income this year decreased primarily due to: (i) an increase in impairment loss of $51.5 million; (ii) an increase of $14.8 million in corporate, general and administrative expenses; (iii) a decrease in net (gain) loss on sale or disposal of assets of $4.5 million; (iv) an increase in other expenses related to financing of $4.4 million; (v) an increase in restructuring charges of $1.1 million; (vi) a decrease in net time brokerage agreement (income) fees of $1.0 million; and (vii) an increase in depreciation and amortization expense of $1.0 million.
These decreases in operating income were partially offset by: (i)  an increase in net revenues, net of station operating expenses of $40.0 million; (ii) a decrease in integration costs of $21.1 million; and (iii) a decrease in merger and acquisition costs of $2.1 million

Interest Expense
During the year ended December 31, 2019, we incurred $1.0 million less in interest expense as compared to the year ended December 31, 2018. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate.
Assuming that LIBOR is flat, we expect interest expense to decrease in future periods as a result of the decrease in future outstanding indebtedness upon which interest is computed. We expect to use cash on hand and expected cash available from operations to reduce outstanding debt in future periods.
The weighted average variable interest rate for our credit facilities as of December 31, 2019, and 2018 was 4.3% and 5.2%, respectively.
Other (Income) Expense
In connection with the issuance of Notes in the second quarter and fourth quarter of 2019, we wrote off $1.8 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt.
Income (Loss) Before Income Taxes (Benefit)
The increase in (loss) before income taxes (benefit) was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.

Income Taxes (Benefit)
The effective income tax rate was (9.7)% for 2019. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on our goodwill during the fourth quarter of 2019 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an increase in the impairment charge recorded on our goodwill in 2019.
The effective income tax rate was 1.1% for 2018. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company’s goodwill during the fourth quarter of 2018 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an income tax benefit resulting from the Tax Cuts and Jobs Act ("TCJA") that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%.
Estimated Income Tax Rate For 2020
We estimate that our 2020 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 30% and 32%. We anticipate that we will be able to utilize certain net operating loss carryovers to reduce future payments of federal and state income taxes. We anticipate that our rate in 2020 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.
In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.
Net Deferred Tax Liabilities
As of December 31, 2019, and 2018, our total net deferred tax liabilities were $549.7 million and $546.0 million, respectively. The increase in deferred tax liabilities was primarily the result of: (i) utilization of federal NOLs; and (ii) the impact of the adoption of ASC 842. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.
Income (Loss) From Discontinued Operations, Net of Income Taxes (Benefit)
Several stations acquired from CBS Radio, which were operated under an LMA, immediately met the criteria to be classified as held for sale. In addition, the results of operations for these stations were presented as discontinued operations as these stations were never expected to be operated by us. Amounts of net revenues, station operating expenses, depreciation and amortization and LMA income earned from these stations was not included in our income from continuing operations. The income generated from these stations during the period of the LMA, for the period from November 17, 2017, through September 21, 2018, is separately presented net of income taxes (benefit). The LMA terminated on September 21, 2018, upon the consummation of a final agreement to divest the stations as required under a DOJ consent order agreed to by us, as a condition to complete the Merger.
Net Income (Loss) Available To The Company
The change in net income (loss) available to the Company was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).
Results Of Operations

The year 2018 as compared to the year 2017

The discussion of our results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017, can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on February 27, 2019.
Future Impairments
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value.
Our annual impairment test conducted during the fourth quarter of 2019 indicated: (i) that the fair value of our broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of our goodwill was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.
As discussed in the Broadcasting Licenses Valuation at Risk section below, we have 5 units of accounting where the fair value of broadcasting licenses exceeded their carrying value by 10% or less. In aggregate, these 5 units of accounting have a carrying value of $806.9 million as of December 31, 2019. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.
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

In connection with the assumption of this indebtedness in the fourth quarter of 2017, we wrote off $3.1 million of unamortized deferred financing costs and recorded a loss on the extinguishment of indebtedness of $4.1 million. The loss included the write off of deferred financing expense, a loss on the early retirement of the Preferred, and certain fees paid to lenders in connection with the refinancing activities.
2019 Refinancing Activities - The Notes
During the second quarter of 2019, we and our finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
We used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under our Revolver, to repay $425.0 million of existing indebtedness under our Term B-1 Loan.
In connection with the refinancing activity described above, during the second quarter of 2019, we: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; (ii) wrote off $0.2 million of unamortized premium associated with the Term B-1 Loan; and (iii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Notes under the effective interest rate method.
During the fourth quarter of 2019, we and our finance subsidiary, Entercom Media Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture, the "Indenture"). The Additional Notes are treated as a single series with the $325.0 million Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. The premium on the Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the $425.0 million Notes.
We used net proceeds of the offering to repay $96.7 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan.
In connection with this refinancing activity described above, during the fourth quarter of 2019, we: (i) wrote off $0.3 million of unamortized deferred financing costs associated with the Term B-1 Loan; and (ii) recorded $3.8 million of new deferred financing costs.
The Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Entercom Media Corp. The Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Entercom Media Corp. and the guarantors.
A default under our Notes could cause a default under our Credit Facility or Senior Notes. Any event of default, therefore, could have a material adverse effect on our business and financial condition.
We may from time to time seek to repurchase or retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The Notes are not a registered security and there are no plans to register our Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2019, and 2018 and for the years ended December 31, 2019, 2018 and 2017.

Liquidity
Immediately following the refinancing activities described above, the Credit Facility, as amended, was comprised of a $250.0 million Revolver and a $770.0 million Term B-2 Loan.
On December 13, 2019, we executed an amendment to the Credit Facility ("Amendment No. 4") which, among other things: (i) replaced the Term B-1 Loan with a Term B-2 Loan; (ii) established a new Class of revolving credit commitments from a portion of its existing Revolver with a later maturity date; and (iii) made certain other amendments to the Credit Facility.
As of December 31, 2019, we had $770.0 million outstanding under the Term B-2 Loan and $117.0 million outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit. As of December 31, 2019, we had $20.4 million in cash and cash equivalents. In connection with our outstanding indebtedness, we have restrictions in the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.
Over the past several years, we have used a significant portion of our cash flow to reduce and service our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver.
As of December 31, 2019, the Company had capital expenditure commitments outstanding of $2.8 million.
We may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders, and to make acquisitions. We may from time to time seek to repurchase and retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise.
The Credit Facility
We executed Amendment No. 4 which established a new class of revolving credit commitments from a portion of its existing revolving commitments with a later maturity date than the revolving credit commitments immediately prior to the effectiveness of the amendment. All but one of the original lenders in the Revolver agreed to extend the maturity date from November 17, 2022, to August 19, 2024.
As a result, approximately $227.3 million (the "New Class Revolver") of the $250.0 million Revolver has a maturity date of August 19, 2024 and approximately $22.7 million (the "Original Class Revolver") of the $250.0 million Revolver has a maturity date of November 17, 2022.
The Original Class Revolver provides for interest based upon the Base Rate or LIBOR, plus a margin. The Base Rate is the highest of: (a) the administrative agent's prime rate; (b) the Federal Reserve Bank of New York's Rate plus 0.5%; or (c) the one month LIBOR Rate plus 1.0%. The margin may increase or decrease based upon our Consolidated Net Secured Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.25% or the Base Rate plus 1.25%.
The New Class Revolver provides for interest based upon the Base Rate or LIBOR, plus a margin. The margin may increase or decrease based upon our Consolidated Net First Lien Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.00% or the Base Rate plus 1.00%.
In addition, the Original Class Revolver requires the payment of a commitment fee which ranges from 0.375% per annum to 0.5% per annum on the unused amount and the New Class Revolver requires the payment of a commitment fee which ranges from 0.375% per annum to 0.5% per annum on the unused amount. As of December 31, 2019, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $127.1 million.
The Term B-2 Loan has a maturity date of November 17, 2024, and provides for interest based upon the Base Rate plus 1.5% or LIBOR plus 2.5%.
The Term B-2 Loan amortizes, commencing on March 31, 2020: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.
The Term B-2 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.

We expect to use the Revolver to provide for: (i) working capital; and (ii) general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. Most of our wholly-owned subsidiaries jointly and severally guaranteed the Credit Facility. The Credit Facility is secured by a pledge of 66% of our outstanding voting stock and other equity interests in all of our wholly owned subsidiaries. In addition, the Credit Facility is secured by a lien on substantially all of our assets, with limited exclusions (including our real property). The assets securing the Credit Facility are subject to customary release provisions which would enable us to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.
The Credit Facility has usual and customary covenants including, but not limited to, a Consolidated Net First Lien Leverage Ratio, limitations on restricted payments and the incurrence of additional borrowings. Specifically, the Credit Facility requires us to comply with a maximum Consolidated Net First Lien Leverage Ratio that cannot exceed 4.0 times. In the event that we consummate additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2019, our Consolidated Net Secured Leverage Ratio was 2.5 times.
As of December 31, 2019, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.
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
Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on October 17, 2024, in the amount of $400.0 million. The Senior Notes, which were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.
Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
The Senior Notes may be redeemed at any time on or after November 1, 2019, at a redemption price of 105.438% of their principal amount plus accrued interest. The redemption price decreases to 103.625% of their principal amount plus accrued interest on or after November 1, 2020, 101.813% of their principal amount plus accrued interest on or after November 1, 2021, and 100% of their principal amount plus accrued interest on or after November 1, 2022.
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
Most of our existing subsidiaries jointly and severally guaranteed the Senior Notes.
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
The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2019, and 2018 and for the years ended December 31, 2019, 2018 and 2017.
Perpetual Cumulative Convertible Preferred Stock
A portion of the proceeds from the debt refinancing that occurred on November 17, 2017, was used to fully redeem the Preferred. As a result of this redemption, we: (i) removed the net carrying value of the Preferred of $27.5 million from our books, which included accrued dividends through the date of redemption of $0.2 million; and (ii) recognized a loss on extinguishment of the Preferred of $0.2 million.
In connection with an acquisition on July 16, 2015, we issued $27.5 million of Preferred that in the event of a liquidation, ranked senior to liquidation payments to our common shareholders. We incurred issuance costs, which were recorded as a reduction of the Preferred.
Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 up through the date of redemption in November 2017. No dividends on our Preferred were paid during 2018 or 2019.
Operating Activities
Net cash flows provided by operating activities were $132.2 million and $102.2 million for 2019 and 2018, respectively. The cash flows from operating activities primarily increased due to: (i) an increase in net deferred taxes (benefits) of $67.2 million; and (ii) an increase in gains recognized on deferred compensation plan assets of $7.5 million.
This increase in cash flows from operating activities was partially offset by: (i) an increase in net investment in working capital of $41.3 million; and (ii) a decrease in net income available to the Company, as adjusted for non-cash charges, of $7.3 million. The increase in net investment in working capital was primarily due to: (i) the timing of collection of accounts receivable; and (ii) the timing of settlement of accounts payable and accrued liabilities.
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
Investing Activities
For 2019, net cash flows used in investing activities were $90.5 million, which primarily reflect: (i) additions to property and equipment of $70.5 million; and (ii) cash paid to acquire Pineapple, Cadence 13 and other radio station assets of $40.1 million. These cash outflows were partially offset by proceeds received from dispositions of assets in the amount of $29.3 million.
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
Financing Activities
For 2019, net cash flows used in financing activities were $213.5 million, which primarily reflects: (i) the reduction of our net borrowings by $154.7 million; (ii) the payment of dividends on common stock of $30.3 million; (iii) the repurchase of our common stock of $18.3 million; and (iv) the payment of debt issuance costs related to the issuance of our Notes and debt refinancing activities in the amount of $7.7 million.
For 2018, net cash flows used in financing activities were $85.6 million, which primarily reflects: (i) the payment of dividends on common stock of $49.8 million; and (ii) the payment for repurchases of common stock of $30.0 million.
Income Taxes
During 2019, we paid approximately $39.1 million in federal and state income taxes.
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
On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share from $0.30 per share, beginning with the dividend paid in the fourth quarter of 2017, with payments that approximated $12.4 million per quarter.
On August 9, 2019, our Board reduced the annual common stock dividend program to $0.08 per share. We estimated quarterly dividend payments to approximate $2.7 million per quarter. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Notes and the Senior Notes.
Quarterly dividends on our Preferred were paid in each of the quarters beginning in October 2015 at an annual rate of 6% that increased over time to 10%. On November 17, 2017, our Preferred was retired in full. No further dividends on our Preferred were paid during 2018 or 2019.
See Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
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
During the year ended December 31, 2019, we repurchased 5,000,000 shares of our Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million. During the year ended December 31, 2018, we repurchased 3,226,300 shares of our Class A common stock at an aggregate average price of $9.11 per share for a total of $29.4 million. During the year ended December 31, 2017, we repurchased 932,600 shares at an average price of $11.45 per share for a total of $10.7 million. As of December 31, 2019, $41.6 million is available for future share repurchase under the 2017 Share Repurchase Program.

Capital Expenditures
Capital expenditures for 2019, 2018 and 2017 were $77.9 million, $41.8 million and $21.2 million, respectively.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2019:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,236,539	$93,793	$194,643	$1,453,321	$494,782
Operating lease obligations (2)	355,002	49,298	93,800	77,833	134,071
Purchase obligations (3)	552,939	241,911	248,754	56,116	6,158
Other long-term liabilities (4)	601,187	—	12,131	4,056	585,000
Total	$3,745,667	$385,002	$549,328	$1,591,326	$1,220,011
(1) The total amount reflected in the above table includes principal and interest.
a.Our Credit Facility had outstanding indebtedness in the amount of $770.0 million under our Term B-2 Loan and $117.0 million outstanding under our Revolver as of December 31, 2019. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.
b.Under our Senior Notes, the maturity could be accelerated under an event of default or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
c.Under our Notes, the maturity could be accelerated under an event of default or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
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
(4) Included within total other long-term liabilities of $601.2 million are deferred income tax liabilities of $549.7 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 17, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2019, and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2019.

Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Market Capitalization
As of December 31, 2019, and 2018, our total equity market capitalization was $621.4 million and $813.8 million, respectively, which was $260.0 million lower and $520.5 million lower, respectively, than our book equity value on those dates. As of December 31, 2019, and 2018, our stock price was $4.64 per share and $5.71 per share, respectively. Due to a sustained decrease in our share price, we conducted an interim impairment test on our broadcasting licenses and goodwill during the fourth quarter of 2018. Refer to the sections below for additional information.
Intangibles
As of December 31, 2019, approximately 70% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.
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
Revenue Recognition
In May 2014, the accounting guidance for revenue recognition was modified and subsequently updated several times with amendments. We adopted the amended accounting guidance for revenue recognition on January 1, 2018, using the modified retrospective transition method. As a result, we changed our accounting policy for revenue recognition. Refer to Note 4, Revenue, included elsewhere in this report for additional information. Except for this change, we consistently applied our accounting policies to all periods presented in these consolidated financial statements.
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
We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% change in our estimated tax rate as of December 31, 2019, would be a change in income tax benefit, and a change in net income available to common shareholders of $3.8 million. This change in income tax benefit would result in a change of $0.03 to net income available to common shareholders per basic and diluted share for 2019.
Radio Broadcasting Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2019, we recorded approximately $2,552.0 million in radio broadcasting licenses and goodwill, which represented approximately 70% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.
Prior to our current year annual impairment assessment, our most recent impairment loss to our broadcasting licenses and goodwill was in the fourth quarter of 2018.
We historically performed our annual broadcasting license and goodwill impairment test during the second quarter of each year. During the second quarter of 2019, however, we voluntarily changed the date of our annual broadcasting license and goodwill impairment test date from April 1 to December 1. The change was made to more closely align the impairment testing date with our long-term planning and forecasting process. We determined this change in method of applying an accounting principle is preferable and does not result in adjustments to our financial statements when applied retrospectively.
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
Broadcasting Licenses Impairment Test
We perform our annual broadcasting license impairment test by evaluating our broadcasting licenses for impairment at the market level using the Greenfield method. Historically we evaluated our broadcast licenses annually for impairment during the second quarter each year. Subsequent to the annual impairment test conducted during the second quarter of 2018, we continued to monitor the impairment indicators listed above and determined that a sustained decrease in our share price required us to conduct an interim impairment assessment on our broadcasting licenses. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of our interim impairment assessment conducted in the fourth quarter of 2018, we recorded a $147.9 million impairment ($108.8 million, net of tax) on our broadcasting licenses. The interim impairment assessment conducted on our broadcasting licenses in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.

During the second quarter of 2019, we voluntarily changed the date of our annual impairment test date from April 1 to December 1. In response to changing of the annual broadcasting license impairment test date, during the three months ended June 30, 2019, we made an evaluation based on factors such as each market's total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each market's broadcasting licenses exceeded their carrying values at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
During the fourth quarter of the current year, we completed our annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was greater than the amount reflected in the balance sheet for each of our markets and, accordingly, no impairment was recorded.

Methodology
We perform our broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The broadcasting licenses are assessed for recoverability at the market level. Potential impairment is identified by comparing the fair value of a market's broadcasting license to its carrying value. We determine the fair value of the broadcasting licenses in each of our markets by using the Greenfield method at the market level, which is a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. The cash flow projections for the broadcasting licenses include significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate) and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our broadcasting licenses.
The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. We believe the assumptions identified above are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the annual impairment test conducted in the fourth quarter of 2019, the interim impairment test conducted in the fourth quarter of the 2018 and the annual impairment test conducted in the second quarter of 2018, the date of the most recent prior annual impairment test:

Estimates And Assumptions
	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	8.50%	9.00%	9.00%
Operating profit margin ranges expected for average stations in the markets where the Company operates	18% to 36%	22% to 37%	22% to 37%
Forecasted growth rate (including long-term growth rate) range of the Company’s markets	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%
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
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 31, 2019, for 44 units of accounting (44 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Three of our 47 markets that were subject to testing are considered immaterial.
Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of December 1, 2019 Based Upon the Valuation as of December 1, 2019 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	1	4	10	29
Carrying value (in thousands)	$25,110	$781,743	$609,999	$1,100,818

Broadcasting Licenses Valuation at Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2019, the results indicated that there were 5 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 5 units of accounting have a carrying value of $806.9 million.  If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.
Goodwill Impairment Test
We historically performed our annual goodwill impairment test during the second quarter of each year by assessing goodwill for its single reporting unit on a consolidated basis.
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
As a result of the change to a single operating segment in 2018, we reassessed our reporting unit determination in 2018. Following our Merger with CBS Radio in November 2017, our radio broadcasting operations increased from 28 radio markets to 48 radio markets. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 48 markets were aggregated into a single reporting unit for the goodwill impairment assessment conducted in 2018.
In response to the realignment in our operating segments and reporting units, we considered whether the event represented a triggering event for interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the prior year annual impairment testing described below, we made an evaluation, based on factors such as each reporting unit's total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of our reporting units exceeded their carrying values at the time of realignment.
Subsequent to the annual impairment test conducted during the second quarter of 2018, we continued to monitor the impairment indicators listed above and determined that a sustained decrease in our share price required us to conduct an interim impairment assessment on our goodwill. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of our interim impairment assessment conducted in the fourth quarter of 2018, we recorded a $317.1 million impairment ($314.4 million, net of tax) on our goodwill. The interim impairment assessment conducted on our goodwill in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.
During the second quarter of 2019, we voluntarily changed the date of our annual impairment test date from April 1 to December 1. In response to the changing of the annual goodwill impairment test date, during the three months ended June 30, 2019, we made an evaluation based on factors such as changes in our long-term growth rate, changes in our operating cash flow margin, and trends in our market capitalization, and concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying value at the time of the change in impairment test date.
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
As a result of disposition activity in 2019, we now operate in 47 radio markets. Each market is a component one level beneath the single operating segment. Since each market is economically similar, all 47 markets were aggregated into a single broadcast reporting unit for the current year goodwill impairment assessment. As a result of the acquisition of Pineapple and Cadence 13 in 2019, we significantly increased our podcasting operations. Cadence 13 and Pineapple represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence 13 and Pineapple were aggregated into a single podcasting reporting unit.
All of our goodwill was subject to the annual impairment test conducted in the fourth quarter of the current year. For the goodwill acquired in the Cadence 13 Acquisition and the Pineapple Acquisition, similar valuation techniques that were applied to the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.

Methodology
In connection with our current year annual, prior year annual and prior year interim goodwill impairment assessment, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. We believe that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or our estimates of future performance.

Assumptions and Results - Goodwill
The following table reflects certain key estimates and assumptions used in the annual impairment test conducted in the fourth quarter of 2019, the interim impairment test conducted in the fourth quarter of 2018 and the annual impairment test conducted in the second quarter of 2018, the date of the most recent prior annual impairment test:

	Estimates And Assumptions
	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	8.50%	9.00%	9.00%
We believe we have made reasonable estimates and assumptions to calculate the fair value of our goodwill; however, these estimates and assumptions could be materially different from actual results.
All of our goodwill at the broadcast reporting unit was subject to the annual impairment test conducted in the fourth quarter of the current year. The annual impairment assessment indicated the fair value of our goodwill attributable to the broadcast reporting unit was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.
If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
Goodwill Valuation At Risk
After the annual impairment test conducted on our goodwill in the fourth quarter of 2019, the results indicated that the fair value of goodwill was less than the carrying value. As a result of the $537.4 million goodwill impairment ($519.6 million, net of tax) booked in the fourth quarter of 2019, we no longer have any goodwill attributable to the broadcast reporting unit. Our remaining goodwill is limited to the goodwill attributable to the podcast reporting unit.
Future impairment charges may be required on our goodwill attributable to our podcast reporting unit, as the discounted cash flow model is subject to change based upon our performance, peer company performance, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted.
If there were to be a deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations, these could all be potential indicators of an impairment charge to the remaining goodwill attributable to the podcasting reporting unit, which could be material, in future periods.

Sensitivity of Key Broadcasting Licenses and Goodwill Assumptions
As we wrote off the entire carrying value of our goodwill attributable to the broadcast reporting unit in the fourth quarter of 2019, a sensitivity analysis on the broadcast reporting unit's goodwill is not applicable. If we were to assume a 100 basis point change in certain of our key assumptions used to determine the fair value of our broadcasting licenses using the income approach during the fourth quarter of 2019, the following would be the incremental impact:

Sensitivity Analysis (1)
	Results of Forecasted Growth Rate Decrease	Results of Operating Profit Margin Decrease	Results of Discount Rate Increase
	(amounts in thousands)
Broadcasting Licenses
Incremental broadcasting licenses impairment	$12,433	$—	$70,347
___________________
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
See Note 7, Intangible Assets and Goodwill, in the accompanying notes to our audited consolidated financial statements, for a discussion of intangible assets and goodwill.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates on our variable rate senior indebtedness (the Term B-2 Loan and Revolver).
If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2019, our interest expense on: (i) our Term B-2 Loan would increase $7.6 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2019. From time to time, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.
Assuming LIBOR remains flat, interest expense in 2020 versus 2019 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.
During the quarter ended June 30, 2019, we entered into the following derivative rate hedging transaction in the notional amount of $560.0 million to hedge our exposure to fluctuations in interest rates on our variable-rate debt. This rate hedging transaction is tied to the one-month LIBOR interest rate.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
						Jun. 29, 2020	$460.0
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$560.0
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
From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of December 31, 2019, we did not have any investments in money market instruments. As of December 31, 2018, we had investments in money market instruments of approximately $69.4 million, which are reflected on our balance sheet as restricted cash. We deposited proceeds from the sale of a parcel of land in Chicago, Illinois and proceeds from the sale of land and buildings in Los Angeles, California into accounts of a Qualified Intermediary ("QI"). We deposited the proceeds into an account of a QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange. This process allowed us to effectively minimize our tax liability in connection with the gains recognized on these asset sales. The cash proceeds in the accounts of the QI are invested in money market accounts. We do not believe that we have any material credit exposure with respect to these assets.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.
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
Richard J. Schmaeling, Chief Financial Officer & Executive Vice President
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Entercom Communications Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, the manner in which it accounts for revenue from contracts with customers in 2018 and the manner in which it accounts for stock-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Test - Broadcast Reporting Unit

As described in Note 7 to the consolidated financial statements, the Company’s goodwill attributable to its Broadcast reporting unit was impaired in the fourth quarter of 2019. Management conducts an impairment test as of December 1 of each year. If actual market conditions are less favorable than those projected by the industry or management, or if events occur, or circumstances change during the interim periods that indicate the carrying value of its goodwill may be impaired, management may be required to conduct an interim test. Potential impairment is identified by comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. As a result of this test, the Company recognized a $537.4 million goodwill impairment charge in 2019. Management estimates the fair value of its Broadcast reporting unit using a discounted cash flow model. Management’s cash flow projections for its Broadcast reporting unit included significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the Broadcast reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the Broadcast reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s cash flow projections, including significant assumptions related to projected operating profit margin (including revenue and expense growth rates) and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the identification of interim triggering events and the annual valuation of the Company’s Broadcast reporting unit. These procedures also included, among others, testing management’s process over the identification of events or changes in circumstances that indicate an impairment of goodwill has occurred; testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including projected operating profit margin (including revenue and expense growth rates) and the discount rate. Evaluating management’s assumptions related to projected operating profit margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate.

FCC Broadcast License Impairment Test

As described in Note 7 to the consolidated financial statements, the Company’s consolidated FCC broadcast license balance was $2.5 billion as of December 31, 2019. Management conducts an impairment test as of December 1 of each year. If there are changes in market conditions, events, or other circumstances that occur during the interim periods that indicate the carrying value of its FCC broadcast licenses may be impaired, the Company determines whether management may be required to conduct an interim test. FCC broadcast licenses are assessed for recoverability at the market level. Potential impairment is identified by comparing the fair value of a market’s FCC broadcast licenses to its carrying value. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach (10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Management’s cash flow projections for its FCC broadcast licenses included significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate.

The principal considerations for our determination that performing procedures relating to FCC broadcast license impairment test is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the Company’s broadcast licenses. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s cash flow projections, including significant assumptions related to market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment, including controls over the identification of interim triggering events and the annual valuation of the Company’s FCC broadcast licenses. These procedures also included, among others, testing management’s process over the identification of events or changes in circumstances that indicate an impairment of FCC broadcast licenses has occurred; testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate), and the discount rate. Evaluating management’s assumptions related to market share, profit margin, and forecasted growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance in the market being evaluated, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2020
We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.
ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	DECEMBER 31, 2019	DECEMBER 31, 2018
ASSETS:
Cash	$20,393	$122,893
Restricted cash	—	69,365
Accounts receivable, net of allowance for doubtful accounts	378,912	342,766
Prepaid expenses, deposits and other	25,375	25,205
Total current assets	424,680	560,229
Investments	3,305	11,205
Net property and equipment	350,666	317,030
Operating lease right-of-use assets	259,613	—
Radio broadcasting licenses	2,508,121	2,516,625
Goodwill	43,920	539,469
Assets held for sale	10,188	19,603
Other assets, net of accumulated amortization	43,185	56,197
TOTAL ASSETS	$3,643,678	$4,020,358
LIABILITIES:
Accounts payable	$5,961	$1,858
Accrued expenses	76,078	58,449
Other current liabilities	76,837	118,438
Operating lease liabilities	35,335	—
Long-term debt, current portion	16,377	—
Total current liabilities	210,588	178,745
Long-term debt, net of current portion	1,697,114	1,872,203
Operating lease liabilities, net of current portion	253,346	—
Net deferred tax liabilities	549,658	545,982
Other long-term liabilities	51,529	89,168
Total long-term liabilities	2,551,647	2,507,353
Total liabilities	2,762,235	2,686,098
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 133,867,621 in 2019 and 137,180,213 in 2018	1,339	1,372
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2019 and 2018	40	40
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,655,781	1,693,512
Retained earnings (accumulated deficit)	(775,578)	(360,664)
Accumulated other comprehensive income (loss)	(139)	—
Total shareholders’ equity	881,443	1,334,260
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,643,678	$4,020,358
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
NET REVENUES	$1,489,929	$1,462,567	$592,884
OPERATING EXPENSE:
Station operating expenses	1,086,617	1,099,278	443,512
Depreciation and amortization expense	45,331	44,288	15,546
Corporate general and administrative expenses	84,304	69,492	47,859
Integration costs	4,297	25,372	—
Restructuring charges	6,976	5,830	16,922
Impairment loss	545,457	493,988	952
Merger and acquisition costs	941	3,014	41,313
Other expenses related to financing	4,397	—	2,213
Net time brokerage agreement (income) fees	106	(918)	130
Net (gain) loss on sale or disposal of assets	(7,640)	(12,158)	11,853
Total operating expense	1,770,786	1,728,186	580,300
OPERATING INCOME (LOSS)	(280,857)	(265,619)	12,584
NET INTEREST EXPENSE	100,103	101,121	32,521
Net (gain) loss on extinguishment of debt	2,046	—	4,135
OTHER (INCOME) EXPENSE	2,046	—	4,135
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(383,006)	(366,740)	(24,072)
INCOME TAXES (BENEFIT)	37,206	(4,153)	(257,085)
NET INCOME (LOSS) AVAILABLE TO THE COMPANY - CONTINUING OPERATIONS	(420,212)	(362,587)	233,013
Preferred stock dividend	—	—	(2,015)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS - CONTINUING OPERATIONS	(420,212)	(362,587)	230,998
Income from discontinued operations, net of income taxes (benefit)	—	1,152	836
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(420,212)	$(361,435)	$231,834

Net income (loss) from continuing operations per share available to common shareholders - Basic	$(3.07)	$(2.63)	$4.49
Net income (loss) from discontinued operations per share available to common shareholders - Basic	$—	$0.01	$0.02
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC	$(3.07)	$(2.62)	$4.51

Net income (loss) from continuing operations per share available to common shareholders - Diluted	$(3.07)	$(2.63)	$4.37
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	$—	$0.01	$0.02
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE - DILUTED	$(3.07)	$(2.62)	$4.38
WEIGHTED AVERAGE SHARES:
Basic	136,967,455	138,069,608	51,392,899
Diluted	136,967,455	138,069,608	52,885,156
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	YEARS ENDED
	December 31,
	2019	2018	2017
NET INCOME (LOSS)	$(420,212)	$(361,435)	$231,834

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	(139)	—	—

COMPREHENSIVE INCOME (LOSS)	$(420,351)	$(361,435)	$231,834
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2016	33,510,184	$335	7,197,532	$72	$605,603	$(212,636)	$—	$393,374
Net income (loss) available to the Company	—	—	—	—	—	233,849	—	233,849
Conversion of Class B common stock to Class A common stock in the Merger	3,152,333	32	(3,152,333)	(32)	—	—	—	—
Issuance of Class A common stock in the Merger	101,407,494	1,014	—	—	1,160,102	—	—	1,161,116
Equity awards assumed in the Merger	618,325	6	—	—	6,771	—	—	6,777
Stock options assumed in the Merger	—	—	—	—	1,007	—	—	1,007
Compensation expense related to granting of stock awards	2,066,241	21	—	—	9,546	—	—	9,567
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	14,833	—	—	—	182	—	—	182
Exercise of stock options	8,250	—	—	—	42	—	—	42
Common stock repurchase	(932,600)	(9)	—	—	(10,666)	—	—	(10,675)
Purchase of vested employee restricted stock units	(169,279)	(2)	—	—	(2,563)	—	—	(2,565)
Payment of dividends on common stock	—	—	—	—	(29,296)	—	—	(29,296)
Dividend equivalents, net of forfeitures	—	—	—	—	(1,556)	—	—	(1,556)
Payment of dividends on preferred stock	—	—	—	—	(2,574)	—	—	(2,574)
Modified retrospective application of stock-based compensation guidance	—	—	—	—	534	4,578	—	5,112
Balance, December 31, 2017	139,675,781	1,397	4,045,199	40	1,737,132	25,791	—	1,764,360
Net income (loss) available to the Company	—	—	—	—	—	(361,435)	—	(361,435)
Compensation expense related to granting of stock awards	895,834	9	—	—	15,140	—	—	15,149
Issuance of common stock related to the ESPP	228,227	2	—	—	1,426	—	—	1,428
Exercise of stock options	113,137	1	—	—	152	—	—	153
Common stock repurchase	(3,226,300)	(32)	—	—	(29,375)	—	—	(29,407)
Purchase of vested employee restricted stock units	(506,466)	(5)	—	—	(5,181)	—	—	(5,186)
Payment of dividends on common stock	—	—	—	—	(25,782)	(24,861)	—	(50,643)
Dividend equivalents, net of forfeitures	—	—	—	—	—	(159)	—	(159)
Balance, December 31, 2018	137,180,213	1,372	4,045,199	40	1,693,512	(360,664)	—	1,334,260
Net income (loss) available to the Company	—	—	—	—	—	(420,212)	—	(420,212)
Compensation expense related to granting of stock awards	1,631,529	16	—	—	13,366	—	—	13,382
Issuance of common stock related to the ESPP	334,782	4	—	—	1,325	—	—	1,329
Exercise of stock options	180,300	2	—	—	242	—	—	244
Common stock repurchase	(5,000,000)	(50)	—	—	(18,290)	—	—	(18,340)
Purchase of vested employee restricted stock units	(459,203)	(5)	—	—	(2,900)	—	—	(2,905)

Payment of dividends on common stock	—	—	—	—	(31,474)	—	—	(31,474)
Dividend equivalents, net of forfeitures	—	—	—	—	—	579	—	579
Net unrealized gain (loss) on derivatives	—	$—	—	$—	$—	$—	(139)	(139)
Application of amended leasing guidance	—	$—	—	$—	$—	$4,719	—	4,719
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	(139)	$881,443
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income (loss) available to the Company	$(420,212)	$(361,435)	$233,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,331	44,288	15,546
Net amortization of deferred financing costs (net of original issue discount and debt premium)	157	327	1,371
Net deferred taxes (benefit) and other	5,407	(61,798)	(263,551)
Provision for bad debts	4,549	8,909	3,715
Net (gain) loss on sale or disposal of assets	(7,640)	(12,158)	11,853
Non-cash stock-based compensation expense	15,882	15,149	9,567
Net loss on extinguishment of debt	2,046	—	4,135
Deferred compensation	6,118	(1,357)	4,247
Impairment loss	545,457	493,988	952
Accretion expense (income), net of asset retirement obligation adjustments	65	60	37
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	(30,856)	1,777	(14,127)
Prepaid expenses, deposits and other	(283)	1,431	14,267
Accounts payable, accrued expenses and other current liabilities	(27,777)	1,217	8,370
Accrued interest expense	3,875	(6,278)	4,169
Accrued liabilities - long-term	(9,931)	(21,871)	(2,414)
Prepaid expenses - long-term	—	—	(2,874)
Net cash provided by (used in) operating activities	132,188	102,249	29,112
INVESTING ACTIVITIES:
Additions to property and equipment	(70,476)	(29,837)	(20,530)
Proceeds from sale of property, equipment, intangibles and other assets	29,321	185,761	60,505
Purchases of audio assets	(40,136)	(71,434)	(24,000)
Additions to amortizable intangible assets	(7,425)	(11,949)	(663)
Purchases of investments	(1,800)	(1,250)	(9,700)
Proceeds from sale of property reflected as restricted cash	—	70,187	—
(Deconsolidation) consolidation of a VIE	—	—	(302)
Proceeds from disposition of radio stations	—	—	12,000
Net cash provided by (used in) investing activities	(90,516)	141,478	17,310

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	430,000	—	500,000
Borrowing under the revolving senior debt	194,000	80,000	200,500
Payments of long-term debt	(521,700)	(81,348)	(669,750)
Payments of revolving senior debt	(257,000)	—	—
Payment for debt issuance costs	(7,691)	—	(16,302)
Proceeds from issuance of employee stock plan	1,329	1,428	182
Retirement of perpetual cumulative convertible preferred stock	—	—	(27,737)
Proceeds from the exercise of stock options	244	153	42
Purchase of vested employee restricted stock units	(2,905)	(5,186)	(2,565)
Payment of dividends on common stock	(30,273)	(49,770)	(29,296)
Payment of dividend equivalents on vested restricted stock units	(1,201)	(873)	(1,556)
Repurchase of common stock	(18,340)	(30,040)	(10,042)
Payment of dividends on preferred stock	—	—	(2,574)
Net cash provided by (used in) financing activities	(213,537)	(85,636)	(59,098)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(171,865)	158,091	(12,676)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	192,258	34,167	46,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$20,393	$192,258	$34,167
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,155	$96,843	$24,813
Income taxes	$39,100	$54,217	$2,030
Dividends on common stock	$30,273	$49,770	$29,296
Dividends on preferred stock	$—	$—	$2,574
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
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
Upon obtaining required approvals from the Federal Communications Commission (the "FCC"), the Antitrust Division of the U.S. Department of Justice ("DOJ"), and the Company's shareholders, the Merger closed on November 17, 2017. The results of CBS Radio have been included in the Company’s consolidated financial statements since the date of acquisition. Refer to Note 3, Business Combinations, for additional information.
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
As of December 31, 2019, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE that required consolidation in these consolidated financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.
Total results of operations of the VIE for the year ended December 31, 2019, and December 31, 2018, were not significant. The consolidated VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash on the consolidated balance sheet. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash as of December 31, 2019. The VIE had no other assets or liabilities aside from the restricted cash balances and capitalized leasehold improvements as of December 31, 2018. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors.
Refer to Note 22, Contingencies And Commitments, for further discussion of VIEs requiring consolidation. See Note 21, Assets Held For Sale And Discontinued Operations, for further discussion on discontinued operations.
Reportable Segment – The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.
Operating Segment - Following the Company's Merger with CBS Radio in November 2017, the Company's radio broadcasting operations increased from 28 radio markets to 48 radio markets. In connection with the Merger, management further considered its operating segment and reportable segment conclusions. Management considered factors including, but not limited to: (i) the favorable impact of the significant synergies generated through more centralized operating activities; and (ii) how the value of the portfolio of radio markets is greater than the sum of the value of the individual radio markets in that portfolio. These factors impact how the Chief Operating Decision Maker ("CODM") evaluates the results of a significantly larger company and how operating decisions are made, which are now performed at the Company level.
This approach is consistent with how operating and capital investment decisions are made as needed, at the Company level, irrespective of any given market's size or location. Furthermore, technological enhancements and systems integration decisions are reached at the Company level and applied to all markets rather than to specific or individual markets to ensure that each market has the same tools and opportunities as every other market. Management also considered its organizational structure in assessing its operating segments and reportable segments. Managers at the market level are often responsible for the operational oversight of multiple markets, the assignment of which is nether dependent upon geographical region nor size. Managers at the market level do not report to the CODM and instead report to other senior management, who are responsible for the operational oversight of radio markets and for communication of results to the CODM. After consideration of the above, the Company changed its operating segment conclusions during the second quarter of 2018. The Company has one operating segment and one reportable segment.
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
The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (i) income (loss) from continuing operations; (ii) income (loss) from discontinued

operations; (iii) other comprehensive income (loss); (iv) the cumulative effects of accounting changes; and (v) other charges or credits recorded directly to shareholders’ equity. See Note 17, Income Taxes, for a further discussion of income taxes.
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
Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Depreciation expense	$31,866	$28,709	$13,215
As of December 31, 2019, the Company had capital expenditure commitments outstanding of $2.8 million.
The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period				Property And Equipment
	In Years				December 31,
	From		To		2019	2018
Land, land easements and land improvements	0		15		$107,281	$110,570
Buildings	20		40		34,777	36,038
Equipment	3		40		210,872	222,847
Furniture and fixtures	5		10		19,393	18,426
Other		*		*	44	44
Leasehold improvements		*		*	98,833	71,688
					471,200	459,613
Accumulated depreciation					(163,416)	(158,341)
					307,784	301,272
Capital improvements in progress					42,882	15,758
Net property and equipment					$350,666	$317,030
* Shorter of economic life or lease term
Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 7, Intangible Assets And Goodwill, for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.
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
Refer to Note 4, Revenue, Note 9, Other Current Liabilities, and Note 10, Other Long-Term Liabilities, for additional information on unearned revenue.
The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2019	2018
		(amounts in thousands)
Current	Other current liabilities	$9,894	$22,692
Long-term	Other long-term liabilities	$2,113	$1,138
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
Debt Issuance Costs and Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. See Note 11, Long-Term Debt, for further discussion for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations.
In 2019, the Company issued senior secured second-lien notes and used proceeds to partially repay amounts outstanding under existing indebtedness. In connection with this refinancing activity, a portion of the unamortized deferred financing costs associated with the Company's former term loan was written off and included in the statement of operations under loss on extinguishment of debt. Lender fees and third party fees incurred during the refinancing were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments.
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
Refer to Note 11, Long-Term Debt, for further discussion of the 2019 and 2017 refinancing activities.
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
On December 13, 2019, April 30, 2019, and November 17, 2017, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 11, Long-Term Debt for a discussion of the Company’s long-term debt.
Corporate General and Administrative Expense – Corporate general and administrative expense consists of corporate overhead costs and non-cash compensation expense. Included in corporate general and administrative expenses are those costs not specifically allocable to any of the Company’s individual business properties.

Time Brokerage Agreement (Income) Fees – TBA fees or income consists of fees paid or received under agreements that permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. A portion of the Company’s TBA income earned is presented in income (loss) from discontinued operations, net of income taxes (benefit) in the Company’s consolidated statement of operations. TBA fees or income earned from continuing operations are recorded as a separate line item in the Company’s consolidated statement of operations.
Trade and Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 18, Supplemental Cash Flow Disclosures On Non-Cash Activities, for a summary of the Company’s barter transactions.
Business Combinations – Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses an income or cost method to determine the fair value of all intangible assets required to be recognized for business combinations. For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 7, Intangible Assets And Goodwill.
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
The following table presents the changes in asset retirement obligations:

	Asset Retirement Obligations
	December 31,
	2019	2018
	(amounts in thousands)
Beginning Balance	$2,030	$1,714
Additions	—	456
Settlements	(20)	(204)
Revision of estimate	—	4
Accretions	64	60
Ending Balance	$2,074	$2,030
Asset retirement obligations - short term	$380	$342
Asset retirement obligations - long term	1,694	1,688
Total asset retirement obligations	$2,074	$2,030
Accrued Compensation – Certain types of employee compensation are paid in subsequent periods. See Note 9, Other Current Liabilities, for amounts reflected in the balance sheets.
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
As of December 31, 2018, the Company had investments in money market instruments of approximately $69.4 million, which are reflected on the consolidated balance sheet as restricted cash as the Company was temporarily restricted in its ability to access these funds. The Company deposited proceeds from the sale of a parcel of land in Chicago, Illinois and proceeds from the sale of land and buildings in Los Angeles, California into accounts of a QI. Refer to Note 22, Contingencies and Commitments, for additional information on these transactions. The Company deposited these proceeds into a QI account to comply with requirements under Section 1031 of the Internal Revenue Code (the “Code”) to execute a like-kind exchange. This process allowed the Company to effectively minimize its current tax liability in connection with the gains recognized on these asset sales. The cash proceeds in the accounts of the QI were invested in money market accounts. The Company does not believe it had any material credit exposure with respect to these assets. Restrictions on these restricted cash deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash on its balance sheet at December 31, 2019. As of December 31, 2019 and December 31, 2018, the Company had no other cash equivalents on hand.
Derivative Financial Instruments – The Company follows accounting guidance for its derivative financial instruments that it enters into from time to time, including certain derivative instruments embedded in other contracts, and hedging activities.
Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 10, Other Long-Term Liabilities.
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
See Note 22, Contingencies and Commitments, for a discussion of the Company’s leases. In addition, refer to the recent accounting pronouncements section of this note, Leasing Transactions, for a change in the Company’s reporting requirements as of January 1, 2019.
Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 16, Share-Based Compensation.
Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2019, and 2018, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.
The Company has minority equity investments in privately held companies that are separately presented in the Investments line item. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when events and circumstances indicated that the carrying value of the investments may not be recoverable. In determining whether a decline in fair value exists, the Company considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the Company’s cost basis, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired at the balance sheet date and for those investments for which an impairment has not been recognized. The Company's investments continue to be carried at their original cost. There have been no impairments in the investments valued under the measurement alternative, returns of capital, or any adjustments resulting from observable price changes in orderly transactions for the investments. Refer to Note 20, Fair Value Of Financial Instruments, for additional information on the Company’s investments valued under the measurement alternative.
Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2019, 2018, and 2017, the costs incurred were $7.1 million, $3.6 million, and $0.7 million.
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
Accrued Litigation - The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Note 22, Contingencies and Commitments.
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
Stock-Based Compensation
In June 2018, the accounting guidance was amended to address several aspects of accounting for nonemployee share-based payment transactions to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was effective for the Company as of January 1, 2019. The Company adopted the new guidance using a modified retrospective approach, without the need to make a cumulative-effect adjustment to retained earnings as of the effective date. The Company believes that this amendment to the accounting guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Revenue Recognition
The Company adopted the amended accounting guidance for revenue recognition on January 1, 2018, using the modified retrospective transition method, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date. As a result, the Company has changed its accounting policy for revenue recognition as described below. Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 4, Revenue, for additional information.
Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.
Results for reporting periods beginning after January 1, 2018, are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting guidance. Based upon the Company's assessment, the impact of this guidance is not material to the Company's financial position, results of operations or cash flows through December 31, 2019.
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
As a result, the Company has changed its accounting policy for leases as described below. Except for the changes below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 6, Leases, for additional information.
Under certain practical expedients elected, the Company did not reassess whether any expired or existing contracts are or contain leases. The Company did not reassess lease classification between operating and finance leases for any expired or existing leases. The Company did not reassess initial direct costs for any existing leases.
Results for reporting periods beginning after January 1, 2019, are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting guidance. Based upon the Company's assessment, the impact of this guidance had a material impact on the Company's financial position and the impact to the Company's results of operations and cash flows through December 31, 2019, was not material. As of January 1, 2019, the Company recorded a cumulative-effect adjustment to its accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from sale and leaseback transactions under the previous accounting guidance for leases.
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a liability as well as a ROU asset representing its right to use the underlying asset for the lease term, on the consolidated balance sheet.
As discussed above, the Company implemented the amended accounting guidance for leasing transactions on January 1, 2019. There was no impact to previously reported results of operations. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation is primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets. Refer to Note 6, Leases, for additional information.
3.  BUSINESS COMBINATIONS
The Company records acquisitions under the acquisition method of accounting and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2019 Cadence 13 Acquisition
On October 16, 2019, the Company completed its acquisition of Cadence 13, Inc. ("Cadence 13") by purchasing the remaining shares in Cadence 13 that it did not already own. The Company initially acquired a 45% interest in Cadence 13 in July 2017. The Company acquired the remaining interest in Cadence 13 for a purchase price of $24.3 million in cash plus working capital (The "Cadence 13 Acquisition").
In connection with this step acquisition of Cadence 13, the Company remeasured its previously held equity interest to fair value and recognized a gain of $5.3 million and removed the investment in Cadence 13 from its records. Upon completion of the Cadence 13 Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on the timing of the Cadence 13 Acquisition, the Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Cadence 13's operations for a portion of the period after the completion of the Cadence 13 Acquisition. The Company's consolidated financial statements for the years ended December 31, 2018, and 2017 do not reflect the results of Cadence 13's operations.
The allocations presented in the table below are based upon management's estimates of the fair values using valuation techniques including income, cost and market approaches.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the fair values of the net assets acquired and the total fair value of assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.
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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Property, plant and equipment	$654	3	7
Total tangible property	654
Operating lease right-of-use asset	62
Deferred tax asset	2,900
Cadence 13 brand	5,977	3	3
Goodwill	31,392	non-amortizing
Total intangible and other assets	40,331
Operating lease liabilities	(985)
Net working capital	(757)
Preliminary fair value of net assets acquired	$39,243
2019 Pineapple Acquisition
On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media ("Pineapple") for a purchase price of $14.0 million in cash plus working capital (the "Pineapple Acquisition"). Upon completion of the Pineapple Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on the timing of the Pineapple Acquisition, the Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple's operations for a portion of the period after the completion of the Pineapple

Acquisition. The Company's consolidated financial statements for the years ended December 31, 2018 and 2017 do not reflect the results of Pineapple's operations.
The allocations presented in the table below are based upon management's estimates of the fair values using valuation techniques including income, cost and market approaches.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the fair values of the net assets acquired and the total fair value of assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.
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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Accounts receivable	$997
Pineapple Street Media brand	1,793	non-amortizing
Goodwill	12,445	non-amortizing
Total intangible and other assets	15,235
Total assets	15,235
Unearned revenue	238
Accounts payable	30
Total liabilities	$268
Preliminary fair value of net assets acquired	$14,967
2019 Cumulus Exchange
On February 13, 2019, the Company entered into an agreement with Cumulus Media Inc. ("Cumulus") under which the Company exchanged three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York (the "Cumulus Exchange"). The Company and Cumulus began programming the respective stations under local marketing agreements ("LMAs") on March 1, 2019. Upon completion of the Cumulus Exchange on May 9, 2019, the Company: (i) removed from its records the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a loss on the exchange transaction of approximately $1.8 million.
Based on the timing of the Cumulus Exchange, the Company's consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs. The Company's consolidated financial statements for the years ended December 31, 2018, and 2017: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management's expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Using a residual method, any excess between the fair value of the net assets acquired and the total fair value of stations acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this exchange provides the Company with an opportunity to benefit from operational efficiencies from combining the operation of the acquired stations with the Company's existing stations within the Springfield, Massachusetts, and New York City, New York markets.
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
The following table reflects the final allocation of the purchase price of the assets acquired.

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

The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Equipment	$1,558
Total tangible property	1,558
Advertiser relationships	207
Advertising contracts	114
Radio broadcasting licenses	12,785
Goodwill	332
Other noncurrent assets	4
Total intangible and other assets	13,442
Total assets	$15,000
Preliminary fair value of assets acquired	$15,000
2017 CBS Radio Business Acquisition
On February 2, 2017, the Company and its wholly-owned subsidiary ("Merger Sub"), entered into an Agreement and Plan of Merger (the "CBS Radio Merger Agreement") with CBS Corporation ("CBS") and its wholly-owned subsidiary CBS Radio Inc. ("CBS Radio"). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company's wholly-owned subsidiary (the "Merger"). On November 13, 2018, the Company changed the name of CBS Radio Inc. to Entercom Media Corp. The parties to the Merger believe that the Merger was tax-free to CBS and its shareholders. The Merger was effected through a stock for stock Reverse Morris Trust transaction.
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
The aggregate fair value purchase price allocation of the assets and liabilities acquired in the CBS Radio Merger as reported on the Company’s Form 10-K filed with the SEC on March 16, 2018, were revised during the year ended December 31, 2018 primarily due to: (i) a change to the deferred tax liabilities associated with certain stations acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $3.3 million; (ii) a change to other current assets acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $1.3 million; (iii) a change to prepaid assets acquired in the CBS Radio

Merger which resulted in a decrease to goodwill of $0.5 million; (iv) a change to accrued expenses acquired in the CBS Radio Merger which resulted in an increase to goodwill of $2.3 million; (v) the recording of current and noncurrent lease abandonment liabilities assumed and a corresponding receivable for reimbursement from CBS Corporation; (vi) a change to tenant improvement allowances outstanding that were acquired in the CBS Radio Merger which resulted in a decrease to goodwill of $2.3 million; (vii) a change to the purchase price allocated to acquired tangible property which resulted in a decrease to goodwill of $16.4 million; and (viii) reclassification between the categories of acquired tangible property. The reclassification between categories of acquired tangible property did not have a material impact on depreciation and amortization expense.
2017 Exchange Transaction: The iHeartMedia Transaction
On November 1, 2017, the Company entered into an agreement (the “iHeartMedia Transaction”) with iHeart to exchange three CBS Radio stations in Seattle, Washington, and two CBS Radio and two Company radio stations in Boston, Massachusetts, for four iHeart radio stations in Chattanooga, Tennessee, and six iHeart radio stations in Richmond, Virginia, respectively. Upon consummation of the CBS Merger, the Company contributed the stations to be divested to iHeart into an FCC Disposition trust. Concurrently with the Company entering into an asset exchange agreement, the FCC Disposition Trust and iHeart entered into TBAs which provided for iHeart and the Company, respectively, to operate certain radio stations pending closing. Operation under each TBA commenced at various times and for certain stations after the Merger. During the period of the TBA, the Company: (i) included net revenues and station operating expenses associated with operating the Richmond and Chattanooga stations in the Company’s consolidated financial statements; and (ii) excluded net revenues and station operating expenses associated with iHeart’s operation of the Seattle stations and Boston stations from the Company’s consolidated financial statements. As a result of this iHeartMedia Transaction, the Company entered into two new markets in Richmond, Virginia and Chattanooga, Tennessee.
The results of operations of KZOK FM and KJAQ FM from November 17, 2017, to December 18, 2017, are presented within discontinued operations as these stations were acquired from CBS Radio and were never operated by the Company and immediately qualified as held for sale. Refer to Note 21, Assets Held For Sale And Discontinued Operations, for additional information.
2017 Exchange Transaction: The Beasley Transaction
On November 1, 2017, the Company entered into an agreement (the “Beasley Transaction”) with Beasley Broadcast Group (“Beasley”) to exchange a CBS Radio station (WBZ FM) in Boston, Massachusetts for another station in the same market (WMJX FM) and cash proceeds of $12.0 million.
Concurrently with entering into the asset exchange agreement, the Company entered into a TBA to operate WMJX FM and included net revenues and station operating expenses in the Company’s consolidated financial statements for the period from December 4, 2017, through December 19, 2017.
The results of operations of WBZ FM from November 17, 2017, to December 18, 2017, are presented within discontinued operations as this station was originally owned by CBS Radio and was never a part of the Company’s continuing operations. Prior to the commencement of operations under the TBA, the Company contributed WBZ FM to a trust and the trust operated the station for a period of time. Refer to Note 21, Assets Held For Sale And Discontinued Operations, for additional information.
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
WRXL FM
WTVR FM
WBTJ FM
WRNL AM
WRVQ FM
Chattanooga, TN	WKXJ FM	Company acquired from iHeart	December 4, 2017	December 19, 2017
WUSY FM
WRXR FM
WLND FM
Boston, MA	WBZ AM	Company divested to iHeart	November 18, 2017	December 19, 2017
WZLX FM
WKAF FM
	WRKO AM		Not applicable
Seattle, WA	KZOK FM	Company divested to iHeart	Not Applicable	December 19, 2017
KJAQ FM
	KFNQ AM		November 18, 2017

Beasley Transaction
Market	Radio Stations	Transactions	TBA Commencement Date	Disposition or Acquisition Date
Boston, MA	WMJX FM	Company acquired from Beasley	December 4, 2017	December 19, 2017
Boston, MA	WBZ FM	Company divested to Beasley	Not Applicable	December 19, 2017
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

2017 Local Marketing Agreement: The Bonneville Transaction
On November 1, 2017, the Company assigned assets to a trust and the trust subsequently entered into two local marketing agreements (“LMAs”) with Bonneville. The LMAs, which were effective upon the closing of the Merger, allowed Bonneville to operate eight radio stations in the San Francisco, California and Sacramento, California markets. Of the eight radio stations operated by Bonneville, three were originally owned by the Company and the remaining five were originally owned by CBS Radio. The Company conducted an analysis and determined the assets of the eight stations satisfied the criteria to be presented as assets held for sale. The stations which were acquired from CBS Radio and were never operated by the Company are included within discontinued operations. On August 2, 2018, the Company entered into an asset purchase agreement with Bonneville to dispose of the eight radio stations in the San Francisco, California and Sacramento, California

markets for $141.0 million in cash. During the year ended December 31, 2018, the Company closed on this sale, which resulted in a loss of approximately $0.4 million to the Company. Refer to Note 21, Assets Held for Sale and Discontinued Operations, for additional information.
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
Merger and Acquisition Costs
Merger and acquisition costs were expensed as a separate line item in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred consist primarily of legal, professional and advisory services related to the acquisition activities described above. Based on the timing of the Merger, there was a significant reduction in merger and acquisition costs incurred in 2019.
Restructuring Charges
Restructuring charges were expensed as a separate line item in the statement of operations. The following table presents the components of restructuring charges.

	Years Ended December 31
	2019	2018	2017
	(amounts in thousands)
Costs to exit duplicative contracts	$—	$229	$500
Workforce reduction	6,171	3,599	10,441
Other restructuring costs	805	2,002	3,021
Transition services costs	—	—	2,960
Total restructuring charges	$6,976	$5,830	$16,922
Restructuring Plan
During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of the CBS Radio stations acquired in November 2017. The restructuring plan included: (i) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (ii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company. A portion of unpaid restructuring charges as of December 31, 2019, were included in accrued expenses as these expenses are expected to be paid in less than one year.
In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there is minimal sublease income. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The leases expire in 2022.
During 2016, the Company initiated a restructuring plan primarily as a result of the integration of radio stations acquired in July 2015. The restructuring plan included: (i) costs associated with exiting contractual vendor obligations as these obligations were duplicative; (ii) a workforce reduction and realignment charges that included one-time termination benefits and related costs; and (iii) lease abandonment costs as described below. A portion of unpaid restructuring charges as of December 31, 2019, were included in accrued expenses as these expenses are expected to be paid in less than one year.
In connection with this acquisition, the Company assumed a studio lease in one of its markets that included excess space. During 2016, the Company ceased using a portion of the space after analyzing its future needs as well as comparing its space utilization in other of the Company’s markets. As a result, the Company recorded a lease abandonment expense during the fourth quarter of 2016. Lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the location of the space in an area of the city that is not considered prime, including a very high vacancy rate in the existing and neighboring building in a soft rental market that is expected to continue throughout the remaining term of the lease, the Company did not include an estimate to sublease any of the space. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The lease expires in the year 2026. The lease liability is discounted using a credit risk adjusted basis utilizing the estimated rental cash flows over the remaining term of the agreement.

	Years Ended December 31,
	2019	2018
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$7,077	$16,086
Additions resulting from the integration of CBS Radio	6,976	5,830
Restructuring charges assumed from the Merger	—	—
Payments	(9,802)	(14,839)
Restructuring charges and lease abandonment costs unpaid and outstanding	4,251	7,077
Restructuring charges and lease abandonment costs - noncurrent portion	(1,483)	(988)
Restructuring charges and lease abandonment costs - current portion	$2,768	$6,089
Integration Costs
The Company incurred integration costs of $4.3 million and $25.4 million during the year ended December 31, 2019 and December 31, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, assumes that: (i) the acquisitions in 2019 had occurred as of January 1, 2018; (ii) the acquisitions and certain dispositions in 2018 had occurred as of January 1, 2017; and (iii) the acquisitions and certain dispositions in 2017 had occurred as of January 1, 2016.
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

	Years Ended December 31
	2019	2018	2017
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma
Net revenues	$1,528,434	$1,501,146	$1,607,777
Income (loss) from continuing operations	$(419,808)	$(360,085)	$374,135
Income (loss) from discontinued operations	$—	$1,152	$836
Net income (loss) available to the Company	$(419,808)	$(358,933)	$374,971
Net income (loss) available to common shareholders	$(419,808)	$(358,933)	$372,956
Income (loss) from continuing operations per common share - basic	$(3.07)	$(2.61)	$2.67
Income (loss) from discontinued operations per common share - basic	$—	$0.01	$0.01
Net income (loss) available to common shareholders per common share - basic	$(3.07)	$(2.60)	$2.66
Income (loss) from continuing operations per common share - diluted	$(3.07)	$(2.61)	$2.64
Income (loss) from discontinued operations per common share - diluted	$—	$0.01	$0.01
Net income (loss) available to common shareholders per common share - diluted	$(3.07)	$(2.60)	$2.63
Weighted shares outstanding basic	136,967	138,070	140,298
Weighted shares outstanding diluted	136,967	138,070	141,790

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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $5.1 million and $11.8 million as of December 31, 2019, and December 31, 2018, respectively.

	December 31,
Description	2019	2018
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$376,504	$330,983
Unearned revenue - current	9,894	22,692
Unearned revenue - noncurrent	2,113	1,138
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

Significant changes in the contract liabilities balances during the period are as follows:

Year Ended December 31, 2019
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2019	$23,830
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(23,830)
Additional amounts recognized during period	12,007
Ending balance	$12,007
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2019	2018	2017
Revenue by Source	(amounts in thousands)
Broadcast revenues	$1,360,092	$1,327,803	$530,553
Event and other revenues	112,924	115,399	51,434
Trade and barter revenues	16,913	19,365	10,897
Net revenues	$1,489,929	$1,462,567	$592,884
Performance obligations
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
The Company’s performance obligations are primarily satisfied at a point in time and revenue is recognized when an advertisement is aired and the customer has received the benefits of advertising. In rare instances, the Company will enter into contracts when performance obligations are satisfied over a period of time. In these instances, inputs are expended evenly throughout the performance period and the Company recognizes revenue on a straight line basis over the life of the contract. Contract lives are typically less than 12 months.
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
Net revenues from network barter programming are recorded on a net basis. The adoption of the amended accounting guidance for revenue recognition had no impact on the Company’s consolidated statements of operations, balance sheets, statements of shareholders’ equity, or statements of cash flows for the year ended December 31, 2019.
5. ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RESERVES
Accounts receivable are primarily attributable to advertising which has been provided and for which payment has not been received from the advertiser. Accounts receivable are net of agency commissions and an estimated allowance for doubtful accounts and sales reserves. Estimates of the allowance for doubtful accounts and sales reserves are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deterioration in the age of the accounts receivable and changes in current economic conditions.
The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2019	2018
	(amounts in thousands)
Accounts receivable	$396,427	$359,456
Allowance for doubtful accounts and sales reserve	(17,515)	(16,690)
Accounts receivable, net of allowance for doubtful accounts and sales reserves	$378,912	$342,766
See the table in Note 9, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.
The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2019	$9,419	$4,549	$(5,703)	$8,265
December 31, 2018	3,885	8,909	(3,375)	9,419
December 31, 2017	2,137	3,715	(1,967)	3,885

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
The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Revenues	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2019	$7,271	$11,394	$(9,415)	$9,250
December 31, 2018	$390	$14,254	$(7,373)	$7,271
December 31, 2017	$—	$390	$—	$390

6. LEASES
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
Results for the periods beginning after January 1, 2019, are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance. Based upon the Company’s assessment, the impact of this guidance had a material impact on the Company’s financial position and the impact to the Company’s results of operations and cash flows through December 31, 2019, was not material.
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as an ROU asset representing the right to use the underlying asset for the lease term, on the consolidated balance sheet.
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
As the rate implicit in the lease is not readily determinable for the Company’s operating leases, the Company generally uses an incremental borrowing rate based upon information available at the commencement date to determine the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In order to measure the operating lease liability and determine the present value of lease payments, the Company estimated what the incremental borrowing rate was for each lease using an applicable treasury rate compatible to the remaining life of the lease and the applicable margin for the Company’s Revolver.
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
Lease Expense
The components of lease expense were as follows:

Lease Cost	Year Ended December 31, 2019
(amounts in thousands)
Operating lease cost	$50,169
Variable lease cost	9,691
Short-term lease cost	182
Total lease cost	$60,042

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

Description	Year Ended December 31, 2019
(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$52,056
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$315,377
(1)ROU assets obtained in exchange for lease obligations include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the year ended December 31, 2019.
Balance Sheet
Supplemental balance sheet information related to leases was as follows:

Description	December 31, 2019
(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$259,613

Operating lease liabilities (current)	$35,335
Operating lease liabilities (noncurrent)	253,346
Total operating lease liabilities	$288,681

Weighted Average Remaining Lease Term
Operating leases	8 years

Weighted Average Discount Rate
Operating leases	4.9%

Maturities
The aggregate maturities of the Company’s lease liabilities are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending Years ending December 31:
2020	$49,298
2021	49,550
2022	44,250
2023	40,549
2024	37,284
Thereafter	134,071
Total lease payments	$355,002
Less: imputed interest	(66,321)
Total	$288,681
As of December 31, 2019, the Company has not entered into any leases that have not yet commenced.
The aggregate maturities of the Company’s lease liabilities as of December 31, 2018, which were based on the former accounting guidance for leases, were as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending Years ending December 31:
2020	$51,375
2021	50,504
2022	46,847
2023	41,457
2024	38,230
Thereafter	165,905
Total lease payments	$394,318

7. INTANGIBLE ASSETS AND GOODWILL
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
The annual impairment assessment conducted during the fourth quarter of the current year indicated: (i) that the fair value of the Company's broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of the Company's goodwill was less than its carrying value. Accordingly, the Company recorded a $537.4 million impairment charge ($519.6 million, net of tax) on its goodwill during the fourth quarter of 2019.

The Company historically performed its annual broadcasting license and goodwill impairment test during the second quarter of each year. During the second quarter of 2019, however, the Company voluntarily changed the date of its annual broadcasting license and goodwill impairment test date from April 1 to December 1. The change was made to more closely align the impairment testing date with the Company's long-term planning and forecasting process. The Company determined this change in method of applying an accounting principle is preferable and does not result in adjustments to its financial statements when applied retrospectively.
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
There were material changes in the carrying value of broadcasting licenses and goodwill during the year ended December 31, 2019, primarily as a result of: (i) the impairment recorded in the fourth quarter of 2019; and (ii) acquisition and disposition activities described further in Note 3, Business Combinations.
The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.
The following table presents the changes in the carrying value of broadcasting licenses:

	Broadcasting Licenses Carrying Amount
	December 31, 2019	December 31, 2018
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,516,625	$2,649,959
Disposition of radio stations (see Notes 3, 21)	(17,940)	(24,901)
Acquisitions (see Note 3)	19,576	40,131
Loss on impairment	—	(148,564)
Assets held for sale (see Note 21)	(10,140)	—
Ending period balance	$2,508,121	$2,516,625

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	December 31, 2019	December 31, 2018
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$982,663	$988,056
Accumulated loss on impairment as of January 1,	(443,194)	(126,056)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	539,469	862,000
Loss on impairment	(537,353)	(317,138)
Dispositions (see Note 3)	(4,862)	(8,623)
Acquisitions (see Note 3)	46,666	24,728
Measurement period adjustments to acquired goodwill	—	(21,498)
Ending period balance	$43,920	$539,469
Goodwill balance before cumulative loss on impairment as of December 31,	$1,024,467	$982,663
Accumulated loss on impairment as of December 31,	(980,547)	(443,194)
Goodwill ending balance as of December 31,	$43,920	$539,469
Broadcasting Licenses Impairment Test
The annual impairment assessment conducted during the second quarter of 2018 indicated that the fair value of the Company's broadcasting licenses exceeded their respective carrying amount. Accordingly, no impairment charge was recorded.
The Company historically performed its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method. Historically, the Company evaluated its broadcast licenses annually for impairment during the second quarter each year. Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company continued to monitor the impairment indicators listed above and determined that a sustained decrease in the Company's share price required the Company to conduct an interim impairment assessment on its broadcasting licenses. Due to changes in facts and circumstances, the Company revised its estimates with respect to its estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of the Company's interim impairment assessment conducted in the fourth quarter of 2018, the Company recorded a $147.9 million impairment ($108.8 million, net of tax) on its broadcasting licenses. The interim impairment assessment conducted on its broadcasting licenses in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.
During the second quarter of 2019, however, the Company voluntarily changed the date of its annual broadcasting license impairment test date from April 1 to December 1. In response to the changing of the annual broadcasting license impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as each market's total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each market's broadcasting licenses exceeded their carrying values at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
During the fourth quarter of the current year, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.
All of the Company’s broadcasting licenses were subject to the annual impairment test conducted in the fourth quarter of the current year.
Methodology
The Company performs its broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The broadcasting licenses are assessed for recoverability at the market level. Potential impairment is identified by comparing the fair value of a market's broadcasting licenses to its carrying value. The Company determines the fair value of the broadcasting licenses in each of its markets by using the Greenfield method at the market level, which is a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. The cash flow projections for the broadcasting licenses include significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate) and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's broadcasting licenses.
The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. The Company believes that the assumptions identified above are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018	Second Quarter 2017	Second Quarter 2016
Discount rate	8.50%	9.00%	9.00%	9.25%	9.5%
Operating profit margin ranges expected for average stations in the markets where the Company operates	18% to 36%	22% to 37%	22% to 37%	19% to 40%	14% to 40%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%	1.0% to 2.0%	1.0% to 2.0%

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
As a result of the change to a single operating segment in 2018, the Company reassessed its reporting unit determination in 2018. Following the Company’s Merger with CBS Radio in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 radio markets. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 48 markets were aggregated into a single reporting unit for the goodwill impairment assessment conducted in 2018.
In response to the realignment in the Company’s operating segments and reporting units, the Company considered whether the event represented a triggering event for interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the prior year annual impairment testing described below, the Company made an evaluation, based on factors such as each reporting unit’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of the Company’s reporting units exceeded their carrying values at the time of the realignment.
The annual impairment assessment conducted during the second quarter of 2018 indicated that the fair value of the Company's goodwill exceeded its carrying value. Accordingly, no impairment charge was recorded.
Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company continued to monitor the impairment indicators listed above and determined that a sustained decrease in the Company's share price required the Company to conduct an interim impairment assessment on its goodwill. Due to changes in facts and circumstances, the Company revised its estimates with respect to its estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of its interim impairment assessment conducted in the fourth quarter of 2018, the Company recorded a $317.1 million impairment ($314.4 million, net of tax) on its goodwill. The interim impairment assessment conducted on its goodwill in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.
During the second quarter of 2019, however, the Company voluntarily changed the date of its annual goodwill impairment test date from April 1 to December 1. In response to the changing of the annual goodwill impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as changes in the Company's long-term growth rate, changes in the Company's operating cash flow margin, and trends in the Company's market capitalization, and concluded that it was more likely than not that the fair value of the Company's goodwill exceeded its carrying value at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
During the three months ended September 30, 2019, the Company considered key factors and circumstances that could have potentially indicated a need to conduct an interim impairment assessment. Such factors and circumstances included, but were not limited to: (i) forecasted financial information; (ii) discount rates; (iii) long-term growth rates; (iv) the Company's stock price; and (v) analyst expectations. After giving consideration to all available evidence arising from these facts and circumstances, the Company concluded that it did not have a requirement to perform an interim impairment test for goodwill.
As a result of disposition activity in 2019, the Company now operates in 47 radio markets. Each market is a component one level beneath the single operating segment. Since each market is economically similar, all 47 markets were aggregated into a single broadcast reporting unit for the current year goodwill impairment assessment. As a result of the acquisition of Pineapple and Cadence 13 in 2019, the Company significantly increased its podcasting operations. Cadence 13 and Pineapple represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence 13 and Pineapple were aggregated into a single podcasting reporting unit.
All of the Company's goodwill was subject to the annual impairment test conducted in the fourth quarter of the current year. For the goodwill acquired in the Cadence 13 Acquisition and the Pineapple Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.
Methodology
In connection with the Company’s current year annual, prior year annual and prior year interim impairment goodwill impairment assessment, the Company used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting the Company’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance were historical performance and/or management’s estimates of future performance.

The Assumptions And Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018	Second Quarter 2017	Second Quarter 2016
Discount rate	8.50%	9.00%	9.00%	9.25%	9.5%

The annual impairment assessment conducted during the fourth quarter of the current year indicated that the fair value of the Company's goodwill was less than its carrying value.
All of the Company's goodwill at the broadcast reporting unit was subject to the annual impairment test conducted in the fourth quarter of the current year. The annual impairment assessment indicated the fair value of the Company's goodwill attributable to the broadcast reporting unit was less than its carrying value. Accordingly, the Company recorded a $537.4 million impairment charge ($519.6 million, net of tax) on its goodwill during the fourth quarter of 2019.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods.
(B) Definite-Lived Intangibles
The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2019, 2018 and 2017, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.
See Note 8, Other Assets, for: (i) a listing of the assets comprising definite-lived assets, which are included in other assets on the balance sheets; (ii) the amount of amortization expense for definite-lived assets; and (iii) the Company’s estimate of amortization expense for definite-lived assets in future periods.

8. OTHER ASSETS
Other assets consist of the following:

	Other Assets
	December 31,
	2019			2018
	Asset	Accumulated Amortization	Net	Asset	Accumulated Amortization	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts	$1,362	$1,213	$149	$1,588	$1,390	$198	Term of contract
Leasehold premium	—	—	—	17,028	2,440	14,588	Term of contract
Advertiser lists and customer relationships	29,281	15,399	13,882	29,332	10,780	18,552	3 to 5 years
Other definite-lived assets	15,108	7,588	7,520	7,600	6,601	999	Term of contract
Total definite-lived intangibles	45,751	24,200	21,551	55,548	21,211	34,337
Debt issuance costs	2,466	97	2,369	619	52	567	Term of debt
Prepaid assets - long-term	2,983	—	2,983	4,259	—	4,259
Software costs and other	27,876	11,594	16,282	24,589	7,555	17,034
	$79,076	$35,891	$43,185	$85,015	$28,818	$56,197
The following table presents the various categories of amortization expense, including deferred financing costs which are reflected as interest expense:

	Amortization Expense
	Other Assets
	For The Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Definite-lived assets	$7,140	$12,132	$1,240
Deferred financing expense	4,866	3,189	2,333
Software costs	6,325	3,447	1,091
Total	$18,331	$18,768	$4,664
The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (1) other assets; and (2) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets
Years ending December 31,	(amounts in thousands)
2020	$14,973	$7,930	$7,043
2021	12,379	5,455	6,924
2022	7,920	2,144	5,776
2023	415	400	15
2024	399	399	—
Thereafter	—	—	—
Total	$36,086	$16,328	$19,758

9. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2019	2018
	(amounts in thousands)
Accrued compensation	$28,871	$31,192
Accounts receivable credits	3,798	5,743
Advertiser obligations	4,095	4,190
Accrued interest payable	9,882	6,007
Unearned revenue	9,894	22,692
Unfavorable lease liabilities	—	2,852
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	6,321	8,646
Non-income tax liabilities	1,685	6,748
Income taxes payable	3,925	10,558
Other	3,732	15,176
Total other current liabilities	$76,837	$118,438
During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. The income taxes payable generated from these gains and losses are included within the current portion of income taxes payable in the schedule above. Upon the successful completion of a like-kind exchange under Section 1031 of the Code, a portion of the income taxes payable generated from these gains were reclassified to a deferred tax liability. Refer to Note 22, Contingencies And Commitments, for additional information.
10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2019	2018
	(amounts in thousands)
Deferred compensation	$33,229	$30,928
Unfavorable lease liabilities	—	9,367
Unfavorable sports liabilities	13,001	17,633
Unearned revenue	2,113	1,138
Deferred rent liabilities	—	17,671
Other	3,186	12,431
Total other long-term liabilities	$51,529	$89,168

11. LONG-TERM DEBT
Long-term debt was comprised of the following as of December 31, 2019:

	Long-Term Debt
	December 31,
	2019	2018
	(amounts in thousands)
Credit Facility
Revolver	$117,000	$180,000
Term B-1 Loan, due November 17, 2024	—	1,291,700
Term B-2 Loan, due November 17, 2024	770,000	—
Plus unamortized premium	1,968	2,470
	888,968	1,474,170
Senior Notes
7.250% senior unsecured notes, due October 17, 2024	400,000	400,000
Plus unamortized premium	11,732	14,158
	411,732	414,158
Notes
6.500% notes, due May 1, 2027	425,000	—
Plus unamortized premium	5,000	—
	430,000	—
Other Debt
Other	873	912
Total debt before deferred financing costs	1,731,573	1,889,240
Current amount of long-term debt	(16,377)	—
Deferred financing costs (excludes the revolving credit)	(18,082)	(17,037)
Total long-term debt, net of current debt	$1,697,114	$1,872,203
Outstanding standby letters of credit	$5,862	$5,862

(A) Senior Debt
Refinancing – CBS Radio (Now Entercom Media Corp.) Indebtedness
In connection with the Merger, the Company assumed CBS Radio’s (now Entercom Media Corp.'s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio (now Entercom Media Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the senior notes (described below).
On March 3, 2017, CBS Radio (now Entercom Media Corp.) entered into an amendment to the Credit Facility, to, among other things, create a tranche of Term B-1 Loans (the “Term B-1Tranche”) in an aggregate principal amount not to exceed $500 million. The Term B-1Tranche was governed by the Credit Facility and was scheduled to mature on November 17, 2024.
Immediately prior to the Merger, the Credit Facility was comprised of a revolving credit facility and a term B loan. On the closing date of the Merger and the refinancing, the term B loan was converted into the Term B-1Tranche and both were simultaneously refinanced (“Term B-1 Loan”).
As a result of the refinancing activities described above, in the fourth quarter of 2017: (i) the Company refinanced its then-outstanding indebtedness; (ii) fully redeemed its outstanding perpetual cumulative convertible preferred stock ("Preferred"); (iii) wrote off $3.1 million of unamortized deferred financing costs; and (iv) recorded a loss on the extinguishment of debt of $4.1 million. The loss included the write off of deferred financing expense, a loss on the early retirement of the Preferred, and certain fees paid to lenders in connection with the refinancing activities.
2019 Refinancing Activities - The Notes
During the second quarter of 2019, the Company and its finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
The Company used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under its Revolver, to repay $425.0 million of existing indebtedness under the Company's Term B-1 Loan.
In connection with this refinancing activity described above, during the second quarter of 2019, the Company: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; (ii) wrote off $0.2 million of unamortized premium associated with the Term B-1 Loan; and (iii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Notes under the effective interest rate method.
During the fourth quarter of 2019, the Company and its finance subsidiary, Entercom Media Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). The Additional Notes are treated as a single series with the $325.0 million Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. The premium on the Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the $425.0 million Notes.
The Company used net proceeds of the Additional Notes offering to repay $96.7 million of existing indebtedness under the Company's Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, the Company replaced the remaining amount outstanding under the Term B-1 Loan with a Term B-2 loan (the "Term B-2 Loan").
In connection with this refinancing activity described above, during the fourth quarter of 2019, the Company: (i) wrote off $0.3 million of unamortized deferred financing costs associated with the Term B-1 Loan; and (ii) recorded $3.8 million of new deferred financing costs.
The Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Entercom Media Corp. The Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Entercom Media Corp. and the guarantors.
A default under the Company's Notes could cause a default under the Company's Credit Facility or Senior Notes. Any event of default, therefore, could have a material adverse effect the Company's business and financial condition.
The Notes are not a registered security and there are no plans to register the Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2019, and 2018 and for the years ended December 31, 2019, 2018 and 2017.
The Credit Facility
Immediately following the refinancing activities described above, the Credit Facility, as amended, was comprised of a $250.0 million Revolver and a $770.0 million Term B-2 Loan.
On December 13, 2019, the Company executed an amendment to the Credit Facility ("Amendment No. 4") which, among other things,: (i) replaced the Term B-1 Loans with the Term B-2 Loan; (ii) established a new class of revolving credit commitments from a portion of its existing Revolver with a later maturity date; and (iii) made certain other amendments to the Credit Facility.
The Company executed Amendment No. 4 which established a new class of revolving credit commitments from a portion of its existing revolving commitments with a later maturity date than the revolving credit commitments immediately prior to the effectiveness of the amendment. All but one of the original lenders in the Revolver agreed to extend the maturity date from November 17, 2022, to August 19, 2024.
As a result, approximately $227.3 million (the "New Class Revolver") of the $250.0 million Revolver has a maturity date of August 19, 2024, and approximately $22.7 million (the "Original Class Revolver") of the $250.0 million Revolver has a maturity date of November 17, 2022.
The Original Class Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The Base Rate is the highest of: (i) the administrative agent's prime rate; (ii) the Federal Reserve Bank of New York's Rate plus 0.5%; or (iii) the one month LIBOR Rate plus 1.0%.. The margin may increase or decrease based upon the Consolidated Net Secured Leverage Ratio as defined in the agreement. The initial margin is at LIBOR plus 2.25% or the Base Rate plus 1.25%.
The New Class Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The margin may increase or decrease based upon the Consolidated Net First-Lien Leverage Ratio as defined in the agreement. The initial margin is LIBOR plus 2.00% or the prime rate plus 1.00%.
In addition, the Original Class Revolver requires the payment of a commitment fee ranging from 0.375% per annum to of 0.5% per annum on the unused amount and the New Class Revolver requires the payment of a commitment fee ranging from 0.375% per annum to 0.5% per annum on the unused amount. As of December 31, 2019, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $127.1 million.
The Company expects to use the Revolver to: (i) provide for working capital; and (ii) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. In addition, the Credit Facility is secured by a lien on substantially all of the assets (including material real property) of Entercom Media Corp. and its subsidiaries with limited exclusions. Most of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.
The Term B-2 Loan has a maturity date of November 17, 2024 and provides for interest based upon LIBOR plus 2.5% or the Base Rate plus 1.5%.
The Term B-2 Loan amortizes, commencing on March 31, 2020: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.
The Term B-2 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.
The Credit Facility has usual and customary covenants including, but not limited to, a net first-lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at December 31, 2019. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of December 31, 2019, the Company’s Consolidated Net First Lien Leverage Ratio was 2.5 times.
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
As of December 31, 2019, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations.

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
(B) Senior Unsecured Debt
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on October 17, 2024, in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.
Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
The Senior Notes may be redeemed on or after November 1, 2019, at a redemption price of 105.438% of their principal amount plus accrued interest. The redemption price decreases to 103.625% of their principal amount plus accrued interest on or after November 1, 2020, 101.813% of their principal amount plus accrued interest on or after November 1, 2021, and 100% of their principal amount plus accrued interest on or after November 1, 2022.
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
Most of the Company’s existing subsidiaries jointly and severally guaranteed the Senior Notes.
A default under the Company’s Senior Notes could cause a default under the Company’s Credit Facility or the Notes. Any event of default, therefore, could have a material adverse effect on the Company’s business and financial condition.
The Company may from time to time seek to repurchase or retire its outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The Senior Notes are not a registered security and there are no plans to register the Company’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Interest expense	$100,757	$101,497	$31,266
Amortization of deferred financing costs	3,085	3,189	2,333
Amortization of original issue discount (premium) of senior notes	(2,928)	(2,862)	(962)
Interest income and other investment income	(811)	(703)	(116)
Total net interest expense	$100,103	$101,121	$32,521
The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 4.3% as of December 31, 2019; and (ii) 5.2% as of December 31, 2018.
(D) Interest Rate Transactions
As of December 31, 2018, there were no derivative interest rate transactions outstanding. During the quarter ended June 30, 2019, the Company entered into an interest rate collar transaction in the notional amount of $560.0 million to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 12, Derivative and Hedging Activities, for additional information.
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
(E) Aggregate Principal Maturities
The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-2 Loan	Revolver	Senior Notes	Notes	Other	Total
	(amounts in thousands)
Years ending December 31
2020	$16,377	$—	$—	$—	$30	$16,407
2021	7,700	—	—	—	30	7,730
2022	7,700	10,636	—	—	30	18,366
2023	7,700	—	—	—	30	7,730
2024	7,700	106,364	—	—	30	114,094
Thereafter	722,823	—	400,000	425,000	723	1,548,546
Total	$770,000	$117,000	$400,000	$425,000	$873	$1,712,873
(F) Outstanding Letters of Credit
The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 22, Contingencies And Commitments.
(G) Guarantor and Non-Guarantor Financial Information
As of December 31, 2019, most of the direct and indirect subsidiaries of Entercom Media Corp. are guarantors of Entercom Media Corp.’s obligations under the Credit Facility, the Notes and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the

Notes and the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.
The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2019, these restrictions did not apply.
Under the Credit Facility, Entercom Media Corp. is permitted to make distributions to Entercom Communications Corp., which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes, and other costs associated with conducting the operations of Entercom Media Corp. and its subsidiaries.
12. DERIVATIVE AND HEDGING ACTIVITIES
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
The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 20, Fair Value Of Financial Instruments) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities).
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of December 31, 2019, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
						Jun. 29, 2020	$460.0
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$560.0
For the year ended December 31, 2019, the Company recorded the net change in the fair value of this derivative as a loss of $(0.2) million (net of a tax benefit of $0.1 million as of December 31, 2019) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of December 31, 2019, the fair value of these derivatives was a liability of $(0.2) million, and is recorded as other long-term liabilities on the balance sheet. The Company does not expect to reclassify any portion of this amount to the statement of operations over the next twelve months.
During the year ended December 31, 2018, the Company had no derivatives that qualified for hedge accounting treatment.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of December 31, 2019, and December 31, 2018:

	Accumulated Derivative Gain (Loss)
Description	December 31, 2019	December 31, 2018
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(139)	$—
The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)			Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Years Ended December 31,
2019	2018	2017	2019	2018	2017
(amounts in thousands)
$(139)	$—	$—	$—	$—	$—

13.  IMPAIRMENT LOSS

The following table presents the various categories of impairment loss:

	Impairment Loss
	For The Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Broadcasting licenses	$—	$148,564	$—
Goodwill	537,353	317,138	441
ROU Asset	5,956	—	—
Property and equipment and other	$2,148	$28,286	$511
Total	$545,457	$493,988	$952
Refer to Note 7, Intangible Assets And Goodwill, and Note 20, Fair Value Of Financial Instruments, for additional information on impairment losses recognized.
14. SHAREHOLDERS’ EQUITY
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
Dividends
On August 9, 2019, the Company's Board of Directors reduced the annual stock dividend program to $0.08 per share. The Company expects quarterly dividend payments to approximate $2.7 million per quarter. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company's Credit Facility, the Notes and the Senior Notes.
On November 2, 2017, the Company’s Board of Directors approved an increase to the Company’s annual common stock dividend program from $0.30 per share to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017, with payments that approximated $12.4 million per quarter.
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
Under the Credit Facility, the Notes and the Senior Notes, the Company may be restricted in the amount available for dividends, share repurchases, investments, and debt repurchases in the future based upon its Consolidated Net First-Lien Leverage Ratio. The amount available can increase over time based upon the Company’s financial performance and used when its Consolidated Net First-Lien Leverage Ratio is less than or equal to the maximum Secured Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.

The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2019:

Equity Type	Payment Date	Dividends per Share	Aggregate Payment Amount
Common stock	March 28, 2018	$0.090	$12,440,990
	June 28, 2018	$0.090	$12,475,445
	September 14, 2018	$0.090	$12,486,825
	December 14, 2018	$0.090	$12,366,985
	March 28, 2019	$0.090	$12,430,279
	June 28, 2019	$0.090	$12,486,441
	September 13, 2019	$0.020	$2,676,900
	December 16, 2019	$0.020	$2,679,826
Dividend Equivalents
The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.
The following table presents the amounts accrued and unpaid on unvested RSUs:

	Balance Sheet Location	Dividend Equivalent Liabilities
		December 31,
		2019	2018
		(amounts in thousands)
Short-term	Other current liabilities	$811	$1,279
Long-term	Other long-term liabilities	913	1,041
Total		$1,724	$2,320
Deemed Stock Repurchase When RSUs Vest
Upon vesting of RSUs, a tax obligation is created for both the employer and the employee. Unless employees elect to pay their tax withholding obligations in cash, the Company withholds shares of stock in an amount sufficient to cover their tax withholding obligations. The withholding of these shares by the Company is deemed to be a repurchase of its stock.
The following table provides summary information on the deemed repurchase of vested RSUs:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Shares of stock deemed repurchased	459	506	169
Amount recorded as financing activity	$2,905	$5,186	$2,565
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

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Number of shares purchased	335	228	15
Non-cash compensation expense recognized	$234	$252	$32
Share Repurchase Program
On November 2, 2017, the Company’s Board of Directors announced a share repurchase program (the “2017 Share Repurchase Program”) to permit the Company to purchase up to $100.0 million of the Company’s issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by the Company under the 2017 Share Repurchase Program will be at the discretion of the Company based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility, the Notes and the Senior Notes.
During the year ended December 31, 2019, the Company repurchased 5.0 million shares of Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million.
15. NET INCOME (LOSS) PER COMMON SHARE
Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; and (iv) if the RSUs with service and performance conditions were considered contingently issuable. The Company considered whether the options to purchase Class A common stock in connection with the ESPP were potentially dilutive and concluded there were no dilutive shares as all options are automatically exercised at the balance sheet date.
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

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$(420,212)	$(362,587)	$233,013
Preferred stock dividends	—	—	2,015
Net income available to common shareholders from continuing operations	(420,212)	(362,587)	230,998
Income (loss) from discontinued operations, net of tax	—	1,152	836
Net income (loss) available to common shareholders	$(420,212)	$(361,435)	$231,834
Denominator
Basic weighted average shares outstanding	136,967,455	138,069,608	51,392,899
Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share available to common shareholders - Basic	$(3.07)	$(2.63)	$4.49
Net income (loss) from discontinued operations per share available to common shareholders - Basic	—	0.01	0.02
Net income (loss) per share available to common shareholders - Basic	$(3.07)	$(2.62)	$4.51
Diluted Income (Loss) Per Share
Numerator
Net income available to the Company - continuing operations	$(420,212)	$(362,587)	$233,013
Preferred stock dividends	—	—	2,015
Net income available to common shareholders from continuing operations	(420,212)	(362,587)	230,998
Income (loss) from discontinued operations, net of tax	—	1,152	836
Net income (loss) available to common shareholders	$(420,212)	$(361,435)	$231,834
Denominator
Basic weighted average shares outstanding	136,967,455	138,069,608	51,392,899
Effect of RSUs and options under the treasury stock method	—	—	1,492,257
Diluted weighted average shares outstanding	136,967,455	138,069,608	52,885,156
Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share available to common shareholders - Diluted	$(3.07)	$(2.63)	$4.37
Net income (loss) from discontinued operations per share available to common shareholders - Diluted	—	0.01	0.02
Net income (loss) per share available to common shareholders - Diluted	$(3.07)	$(2.62)	$4.38

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive	dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	543	564	548
Price range of options excluded: from	$9.66	$6.43	$11.69
Price range of options excluded: to	$13.98	$13.98	$13.98
RSUs with service conditions	2,953	1,394	163
Excluded RSUs with service and market conditions as market conditions not met	70	226	336
Excluded RSUs with service and performance conditions until performance criteria is probable	—	—	—
Excluded preferred stock as anti-dilutive under the as if method	—	—	—
Excluded shares as anti-dilutive when reporting a net loss	331	755	—

16. SHARE-BASED COMPENSATION
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
On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2019, and January 1, 2018. As of December 31, 2019, the shares available for grant were 1.6 million shares.
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

RSU Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2019
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2018	3,685
RSUs awarded		1,955
RSUs released		(1,456)
RSUs forfeited		(323)
RSUs outstanding as of:	December 31, 2019	3,861	$—	1.3	$17,993
RSUs vested and expected to vest as of:	December 31, 2019	3,861	$—	1.3	$17,993
RSUs exercisable (vested and deferred) as of:	December 31, 2019	41	$—	—	$193
Weighted average remaining recognition period in years		2.2
Unamortized compensation expense		$19,840
The following table presents additional information on RSU activity:

	Years Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share)
RSUs issued	1,955	$12,926	1,292	$10,078	3,064	$35,628
RSUs forfeited - service based	(323)	(1,753)	(396)	(1,228)	(379)	(1,117)
Net RSUs issued and increase (decrease) to paid-in capital	1,632	$11,173	896	$8,850	2,685	$34,511
Weighted average grant date fair value per share	$6.61		$9.71		$13.42
Fair value of shares vested per share	$10.72		$11.07		$10.76
RSUs vested and released	1,456		1,496		474
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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	226	650	630
Number of RSUs granted	—	—	70
Number of RSUs forfeited	(156)	(110)	—
Number of RSUs vested	—	(314)	(50)
End of period balance	70	226	650
Weighted average fair value of RSUs granted with market conditions	$—	$—	$9.81
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
The specific assumptions used for these valuations are as follows:

	Years Ended December 31,
	2019	2018	2017
Expected Volatility Structure (1)	—	—%	54%
Risk Free Interest Rate (2)	—	—%	1.8%
Annual Dividend Payment Per Share (Constant) (3)	—	—%	3.3%
_______________
(1)Expected Volatility Term Structure - The Company estimated the volatility term structure using: (i) the historical volatility of its stock; and (ii) the implied volatility provided by its traded options from a trailing month’s average of the closing bid-ask price quotes.
(2)Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)Annual Dividend Payment Per Share (Constant) - The Company assumed the historical dividend yield in effect at the date of the grant.
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
There was no activity in 2019, 2018, or 2017. As of December 31, 2019, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity
The following table presents the option activity during the current year ended under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of December 31, 2019
Options outstanding as of:	December 31, 2018	755,210	$9.42
Options granted		—	—
Options exercised		(180,300)	1.34
Options forfeited		—	—
Options expired		(32,328)	10.21
Options outstanding as of:	December 31, 2019	542,582	$12.06	0.9	$—
Options vested and expected to vest as of:	December 31, 2019	542,582	$12.06	0.9	$—
Options vested and exercisable as of:	December 31, 2019	542,582	$12.06	0.9	$—
Weighted average remaining recognition period in years		0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number of Options Outstanding December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable December 31, 2019	Weighted Average Exercise Price

From	To
$9.66	$9.66	201,875	0.9	$9.66	201,875	$9.66
$13.11	$13.98	340,707	0.9	$13.48	340,707	$13.48
$9.66	$13.98	542,582	0.9	$12.06	542,582	$12.06
The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2019		2018		2017
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$1.34	$1.34	$1.34	$2.02	$1.34	$11.31
Upon vesting, period to exercise in years	1	10	1	10	1	10
Fair value per share upon grant	$—		$—		$4
Number of options granted	—		—		686
Intrinsic value per share upon exercise	$7.06		$7.33		$7.24
Intrinsic value of options exercised	$1,272		$829		$60
Tax benefit from options exercised	$73		$220		$21
Cash received from exercise price of options exercised	$244		$153		$42
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
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Station operating expenses	$4,673	$6,855	$1,694
Corporate general and administrative expenses	11,511	8,294	7,873
Stock-based compensation expense included in operating expenses	16,184	15,149	9,567
Income tax benefit (1)	3,703	3,160	3,328
After-tax stock-based compensation expense	$12,481	$11,989	$6,239
(1)Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
17. INCOME TAXES
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

Expected and Reported Income Taxes (Benefit)
Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Federal statutory income tax rate	21%	21%	35%
Computed tax expense at federal statutory rates on income before income taxes	$(80,432)	$(77,016)	$(8,425)
State income tax expense, net of federal benefit	13,661	(4,779)	23,045
Goodwill impairment	98,910	64,465	—
Valuation allowance current year activity	(321)	(2,593)	2,395
Tax impact of share-based awards	950	872	1,383
Transaction costs	105	391	8,477
Recognized gain on Exchange Transactions	—	—	6,435
U.S. federal income tax reform	—	883	(291,497)
Tax benefit shortfall associated with share-based awards	—	—	—
Taxable gain on sale of radio stations	—	5,511	—
Nondeductible expenses and other	4,333	8,113	1,102
Income taxes	$37,206	$(4,153)	$(257,085)
Effective Income Tax Rates
The effective income tax rate was (9.7)% for 2019. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company’s goodwill during the fourth quarter of 2019 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an increase in the impairment charge recorded on the Company's goodwill in 2019.
The effective income tax rate was 1.1% for 2018. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company's goodwill during the fourth quarter of 2018 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an income tax benefit resulting from the Tax Cuts and Jobs Act ("TCJA") that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company’s deferred tax balances were re-measured using the new federal income tax rate.
The effective income tax rate for 2017 was significantly impacted by an income tax benefit resulting from the TCJA that was enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35% to 21%. The Company's deferred tax balances were re-measured using the new federal income tax rate.

Income Tax Expense
Income tax expense (benefit) for each year is summarized in the table below. The table does not include income tax expense from discontinued operations of $0.7 million and $0.5 million in 2018 and 2017, respectively.

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$20,751	$38,481	$5,178
State	11,685	17,836	1,289
Total current	32,436	56,317	6,467
Deferred:
Federal	(837)	(37,678)	(295,467)
State	5,607	(22,792)	31,915
Total deferred	4,770	(60,470)	(263,552)
Total income taxes (benefit)	$37,206	$(4,153)	$(257,085)
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

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018, are as detailed below.

	December 31,
	2019	2018
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	70,982	81,368
Share-based compensation	4,221	3,382
Investments - impairments	350	347
Lease rental obligations	4,709	15,080
Deferred compensation	10,253	9,097
Deferred gain on tower transaction	—	1,732
Debt fair value adjustment	4,987	4,390
Reserves	—	—
Property, equipment and certain intangibles (other than broadcasting licenses and goodwill)	—	—
Lease liability	77,722	—
Employee benefits	2,011	2,396
Provision for doubtful accounts	4,671	4,406
Other non-current	2,432	5,799
Total deferred tax assets before valuation allowance	182,338	127,997
Valuation allowance	(25,440)	(25,761)
Total deferred tax assets	$156,898	$102,236
Deferred tax liabilities:
Advertiser broadcasting obligations	$—	$47
Lease ROU asset	(69,243)	—
Property, equipment and certain intangibles	(43,788)	(49,662)
Broadcasting licenses and goodwill	(593,525)	(598,603)
Total deferred tax liabilities	$(706,556)	$(648,218)
Total net deferred tax liabilities	$(549,658)	$(545,982)
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
For 2019, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) will be limited under Section 382 of the Code as a result of the CBS Radio Merger. For federal income tax purposes, the acquisition of CBS Radio (now Entercom Media Corp.) was treated as a reverse acquisition which caused the Company to undergo an ownership change under Section 382 of the Code. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, Entercom Media Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.
As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2019	$25,761	$(321)	$—	$—	$25,440
December 31, 2018	37,154	(11,393)	—	—	25,761
December 31, 2017	12,861	17,785	151	6,357	37,154
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
The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2019	2018
	(amounts in thousands)
Liabilities for uncertain tax positions
Tax	$—	$370
Total	$—	$370
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
The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

Years Ended December 31,
	2019	2018	2017
(amounts in thousands)
Tax expense (income)	$—	$—	$—
Interest and penalties (income)	—	—	—
Total income taxes (benefit) from uncertain tax positions	$—	$—	$—
The decrease in liabilities for uncertain tax positions for 2019 is related to the lapse of statutes of limitations.

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Beginning of year balance	$(7,285)	$(7,820)	$(7,138)
Prior year positions
Gross Increases	—	—	(710)
Gross Decreases	—	—	—
Current year positions
Gross Increases	—	—	—
Gross Decreases	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to statute lapse	566	535	28
End of year balance	$(6,719)	$(7,285)	$(7,820)
Ending liability balance included above that was reflected as an offset to deferred tax assets	$(6,719)	$(6,915)	$(7,110)
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
As of December 31, 2019, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
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
Income Tax Payments, Refunds and Credits
For federal taxation purposes, the TCJA repealed the Alternative Minimum Tax (“AMT”) for corporations. Accordingly, the Company did not make any AMT payments in 2018 or 2019. The Company is now subject to regular corporate income tax.
The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Federal and state income tax payments	$39,100	$54,217	$2,030

Net Operating Loss Carryforwards
As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in its NOL carryforward utilization.
The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the Code. Entercom Media Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $209.2 million of its NOL carryovers.
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
The NOLs in the following table reflect an estimate of the NOLs for the 2019 tax filing year as these returns will not be filed until later in 2020:

	Net Operating Losses
	December 31, 2019
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$214,387	2030 to 2033
State NOL carryforwards	$502,156	2020 to 2035

18. SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES
The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Operating Activities
Barter revenues	$16,914	$19,365	$10,898
Barter expenses	$16,741	$19,324	$9,440
Transition services costs incurred in the integration of CBS Radio	$—	$5,456	$1,917
Reduction to the transition services asset	$—	$(5,456)	$(1,917)
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$12,926	$10,078	$35,628
Decrease in paid-in capital from the forfeiture of RSUs	(1,753)	(1,228)	(1,117)
Net paid-in capital of RSUs issued (forfeited)	$11,173	$8,850	$34,511
Dividend accrued on perpetual cumulative convertible preferred stock	$—	$—	$—
Debt assumed in a business combination or merger	$—	$—	$1,387,500
Investing Activities
Cash acquired through consolidation (deconsolidation) of a VIE	$—	$—	$(302)
Noncash additions to property and equipment and intangibles	$803	$818	$2,213
Net radio station assets given up in a market	$22,795	$—	$124,500
Net radio station assets acquired in a market	$22,500	$—	$124,500
Fair value of net assets acquired through the issuance of common stock	$—	$—	$1,168,848

19. EMPLOYEE SAVINGS AND BENEFIT PLANS
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

	Years Ended December 31,
Benefit Plan Disclosures	2019	2018	2017
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$30,928	$40,995	$10,875
Assumption of deferred compensation in Merger	—	—	27,057
Employee compensation deferrals	15	384	840
Employee compensation payments	(3,826)	(8,709)	(1,184)
Increase (decrease) in plan fair value	6,112	(1,742)	3,407
End of period balance	$33,229	$30,928	$40,995
401(k) Savings Plan
The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2019, 2018 and 2017 were $5.6 million, $6.1 million and $2.9 million, respectively.
20. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments Subject to Fair Value Measurements
The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (i) certain tangible and intangible assets subject to impairment testing as described in Note 7, Intangible Assets And Goodwill; (ii) financial instruments as described in Note 11, Long-Term Debt; (iii) deemed deferred compensation plans as described in Note 19, Employee Savings And Benefit Plans; (iv) lease abandonment liabilities as described in Note 3, Business Combinations; and (v) interest rate derivative transactions that are outstanding from time to time as described in Note 12, Derivative And Hedging Activities.
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

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,229	$25,592	$—	$—	$7,637
Interest rate cash flow hedge (3)	$189	$—	$189	$—	$—

Description	Balance at December 31, 2018	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,928	$23,476	$—	$—	$7,452
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
(3)The Company's interest rate collar, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company's creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
As discussed in Note 7, Intangible Assets And Goodwill, the Company voluntarily changed the date of its annual impairment test for its broadcasting licenses and goodwill. As a result of this change, the Company did not determine the fair value of its broadcasting licenses and goodwill during the quarter ended June 30, 2019.
During the fourth quarter of 2019, the Company reviewed the fair value of its broadcasting licenses and goodwill. As a result of this assessment, the Company concluded that its broadcasting licenses were not impaired as the fair value of these assets exceeded their carrying value. As a result of this assessment, the Company concluded that its goodwill attributable to its broadcast reporting unit was impaired as the fair value was less than its carrying value. Accordingly, the Company recorded a $537.4 million impairment charge ($519.6 million, net of tax) on its goodwill in the fourth quarter of 2019.
During the quarter ended June 30, 2018, the Company reviewed the fair value of its broadcasting licenses and goodwill, and concluded that its broadcasting licenses were not impaired as the fair value of these assets exceeded their carrying value. During the second quarter of 2018, the Company concluded that the fair value of goodwill exceeded the carrying value of goodwill and determined that no goodwill impairment charge was required.
Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company determined that a sustained decrease in the Company's share price required the Company to conduct an interim impairment assessment on its broadcasting licenses and goodwill. This interim impairment assessment conducted during the fourth quarter of 2018 indicated that the carrying value of the Company's broadcasting licenses and goodwill exceeded their respective carrying amount. Accordingly, the Company recorded a $147.9 million impairment charge ($108.8 million, net of tax) on its broadcasting licenses and a $317.1 million impairment charge ($314.4 million, net of tax) on its goodwill in the fourth quarter of 2018. Refer to Note 7, Intangible Assets And Goodwill, for additional information.
There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the fourth quarter of 2019, the Company recorded a $6.0 million impairment charge related to ROU asset impairment. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 13, Impairment Loss, for additional information.
During the fourth quarter of 2019, the Company recorded a $2.2 million impairment charge related to impairment of property and equipment. The impairment charge was recorded within the impairment loss line item on the consolidated statement of operations. Refer to Note 13, Impairment Loss, for additional information.
During the second quarter of 2018, the Company recorded a $2.1 million impairment charge related to assets expected to be disposed of in one of its markets. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 13, Impairment Loss, for additional information.
During the second quarter of 2018, events or circumstances changed which indicated that a portion of the Company’s assets which had been classified as held for sale may not be recoverable. Accordingly, the Company estimated the fair value of these assets and recognized an impairment charge of $26.9 million. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 21, Assets Held For Sale And Discontinued Operations, and Note 13, Impairment Loss, for additional information.
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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$770,000	$774,813	$1,291,700	$1,243,261
Revolver (2)	$117,000	$117,000	$180,000	$180,000
Senior Notes (3)	$400,000	$423,250	$400,000	$378,000
Notes (4)	$425,000	$454,750	$—	$—
Other debt (5)	$873		$912
Letters of credit (4)	$5,862		$5,862
The following methods and assumptions were used to estimate the fair value of financial instruments:
(1)The Company’s determination of the fair value of the Term B-2 Loans was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
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
Investments Valued Under the Measurement Alternative
The Company holds investments in privately held companies that are not exchange-traded and therefore not supported with observable market prices. The Company does not have significant influence over the investees. The amended accounting guidance for financial instruments, provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Company elected the measurement alternative for its qualifying equity securities.
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

There was no material change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2018, other than as described below.
During the second quarter of 2019, the Company purchased a minority ownership interest in AnalyticOwl, a company whose attribution platform facilitates tracking for broadcast advertising, for $1.5 million.
During the fourth quarter of 2019, the Company purchased a minority ownership interest in The Action Network, a media company featuring news, information and an industry-leading app focused on sports betting and fantasy content, for $0.30 million.
During the fourth quarter of 2019, the Company completed its acquisition of Cadence 13 by purchasing the remaining shares of Cadence 13 that it did not already own. The Company initially acquired a 45% interest in Cadence 13 in July 2017. In connection with this acquisition, the Company remeasured its previously held equity interest in Cadence 13 to fair value, removed the investment in Cadence 13 from its records, recognized the identifiable asset and liabilities of Cadence 13 as of the date of acquisition, and recognized a gain of $5.3 million.
The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the Measurement Alternative
	December 31,
	2019	2018
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$11,205	$9,955
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative impairment as of January 1,	11,205	9,955
Removal of investment in connection with step acquisition	(9,700)	—
Acquisition of interest in a privately held company	1,800	1,250
Ending period balance	$3,305	$11,205

21. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
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
As of December 31, 2018, the Company entered into an agreement with a third party to dispose of land and land improvements, buildings and equipment. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $19.6 million. In the first quarter of 2019, the Company completed this sale for $24.5 million in cash. The Company recognized a gain on the sale, net of sale commissions and other expenses, of approximately $4.5 million.

As of February 13, 2019, the Company entered into an agreement with Cumulus under which the Company exchanged three of its stations in Indianapolis, Indiana for two Cumulus stations in Springfield, Massachusetts, and one Cumulus station in New York City, New York. The Company and Cumulus began programming the respective stations under an LMA on March 1, 2019. The Company conducted an analysis and determined the assets exchanged to Cumulus met the criteria to be classified as held for sale at March 31, 2019. The Cumulus Exchange closed in the second quarter of 2019 and the Company recognized a loss on the exchange of approximately $1.8 million.
On May 1, 2019, the Company entered into an agreement with a third party to dispose of land, buildings, equipment and broadcasting licenses in Victor Valley, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2019. In aggregate, these assets had a carrying value of $1.1 million. The sale closed in the third quarter of 2019 and the Company recognized a loss of $0.1 million.
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
During the third quarter of 2019, the Company entered into negotiations with a third party to dispose of land and buildings in Miami, Florida. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at September 30, 2019. In aggregate, these assets had a carrying value of $1.9 million. The sale closed in the fourth quarter of 2019 and the Company recognized a loss of $0.4 million.
During the fourth quarter of 2019, the Company entered into an agreement with a third party to dispose of equipment and a broadcasting license in Boston, Massachusetts. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2019. In aggregate, these assets had a carrying value of $10.2 million. This transaction is expected to close within one year.
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
The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	December 31, 2019	December 31, 2018

	(amounts in thousands)
Land and land improvements	$—	$2,645
Building	—	1,053
Leasehold improvements	—	—
Equipment	48	15,905
Net property and equipment	48	19,603
Radio broadcasting licenses	10,140	—
Other intangibles	—	—
Goodwill	—	—
Total intangibles	10,140	—
Net assets held for sale	$10,188	$19,603

Discontinued Operations
The results of operations for several radio stations acquired from CBS, which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.
Refer to Note 3, Business Combinations, and elsewhere within this Note, for additional information on the Bonneville Transaction.
The following table presents the results of operations of the discontinued operations:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Net broadcast revenues	$—	$—	$5,494
Station operating expenses	—	—	4,749
Depreciation and amortization expense	—	—	9
Net time brokerage agreement (income) fees	—	1,765	(652)
Total operating expenses	—	—	4,106
Income before income taxes	—	1,765	1,388
Income taxes	—	613	552
Income from discontinued operations, net of income taxes	$—	$1,152	$836

22. CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.
FCC Matter
In January 2019, the Company received the first of three letters of inquiry from the FCC staff in response to a complaint from an individual who claimed to have purchased time on three Company stations in Buffalo, but was not charged the lowest unit rate. The Company cooperated with the FCC in this matter and timely responded to these letters of inquiry, which also addressed the timeliness of the Company's compliance with respect to the political file record keeping obligations for its Buffalo stations. On October 10, 2019, the Company met with the FCC staff and was advised that the lowest unit rate inquiry was concluded. At the same meeting, however, the FCC staff advised the Company that it had separately conducted a more extensive investigation into the timeliness of the Company's compliance with respect to the political file record keeping obligations for all of the Company's stations. The Company is in discussions with the FCC staff with respect to this investigation. The Company has assessed the FCC staff's allegations with respect to the Company's compliance with these filing obligations and the underlying facts and will continue to cooperate with the FCC and engage in discussions as to a potential conclusion or settlement of the matter. The Company is unable to reasonably estimate the ultimate outcome that will result from this matter at this time. The Company determined that this matter had an immaterial impact on the current period. The Company does not currently expect that the final resolution of this matter in future periods will have a material effect on the financial position of the Company. However, it is reasonably possible that such a resolution could have a material effect on the Company's results of operations for a given reporting period.
Like-Kind Exchange Proceeds
During the third quarter of 2018, the Company disposed of certain property that the Company considered as surplus to its operations and that resulted in significant gains reportable for tax purposes. In order to minimize the tax impact on a certain portion of these taxable gains, the Company created an entity that serves as a QI for tax purposes and that holds the net sales proceeds of $70.2 million from these transactions. The Company used a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a VIE and is included in the Company’s 2018 consolidated financial statements as the Company was considered the primary beneficiary.
The use of a QI in a like-kind exchange enables the Company to effectively minimize its current tax liability in connection with certain asset dispositions. In connection with these transactions, the Company sold: (i) a parcel of land in Chicago, Illinois in 2018 for net proceeds of $45.5 million; and (ii) a former studio building in Los Angeles, California in 2018 for net proceeds of $24.7 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and are reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2018. Restrictions on these deposits lapsed during the first quarter of 2019.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that aggregate to the total of the same such amounts shown in the consolidated statement of cash flows:

	Cash, Cash Equivalents and Restricted Cash
	December 31,
	2019	2018
	(amounts in thousands)
Cash and cash equivalents	$20,393	$122,893
Restricted cash	—	69,365
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,393	$192,258
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
Broadcast Licenses
The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $414,454 for a single incident, with a maximum fine of up to $3,825,726 for a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.
The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. From time to time, the renewal of certain licenses may be delayed. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications. Currently, all of the Company’s licenses have been renewed or we have timely filed license renewal applications.
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
Licenses
The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers ("ASCAP"), resulting in a new license made available to RMLC members, that became effective January 1, 2017, for a five-year term; (ii) is currently seeking reasonable terms and fees for a new license that would be retroactively effective to January 1, 2017, from Broadcast Music, Inc. ("BMI") through settlement negotiations and potential rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC, Inc. ("SESAC") to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) commencing on January 1, 2017, entered into a series of interim licenses with Global Music Rights ("GMR"), the most current of which expires March 31, 2020. The RMLC filed a motion in the U.S. District Court for the Eastern District of Pennsylvania against GMR in November 2016 arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In 2019, all claims between the RMLC and GMR were transferred to the U.S. District Court of California.
The United States Copyright Royalty Board will be initiating a proceeding in March 2020 that will establish the royalty rates the Company pays under federal statutory license for the public performance of sound recordings on the Internet for 2021-2026.
Leases and Other Contracts
Rental expense is incurred principally for office and broadcasting facilities. Certain of the leases contain clauses that provide for contingent rental expense based upon defined events such as cost of living adjustments and/or maintenance costs in excess of pre-defined amounts.
The Company also has rent obligations under sale and leaseback transactions whereby the Company sold certain of its radio broadcasting towers to third parties for cash in return for long-term leases on these towers. These sale and leaseback obligations are listed in the future minimum annual commitments table. The Company sold these towers as operating these towers to maximize tower rental income was not part of the Company’s core strategy.
The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Rent expense	$58,947	$53,948	$23,742
The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2020	$47,024	$2,274	$163,392	$212,690
2021	47,208	2,342	108,286	157,836
2022	41,838	2,412	70,752	115,002
2023	38,064	2,485	48,775	89,324
2024	35,088	2,196	7,304	44,588
Thereafter	123,612	10,459	6,158	140,229
	$332,834	$22,168	$404,667	$759,669

23.  SUBSEQUENT EVENTS
Events occurring after December 31, 2019, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included, and are as follows:
On February 14, 2020, the Company entered into an agreement with EMF to sell Boston, Massachusetts station WAAF-FM for $10.8 million in cash. EMF began programming WAAF-FM on February 22, 2020 under a network affiliation agreement. The assets were classified within assets held for sale as of December 31, 2019. The transaction is expected to close in the second quarter of 2020.
24. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to the Company’s acquisitions and dispositions activities as described in Note 3, Business Combinations, and due to the seasonality of revenues, with revenues usually the lowest in the first quarter of each year.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2019
Net revenues	$414,118	$386,141	$380,665	$309,005
Operating income	$(455,492)	$79,490	$64,762	$30,383
Net income (loss) available to the Company from continuing operations	$(487,537)	$38,208	$25,992	$3,125
Preferred stock dividend	$—	$—	$—	$—
Net income available to common shareholders from continuing operations	$(487,537)	$38,208	$25,992	$3,125
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) available to common shareholders	$(487,537)	$38,208	$25,992	$3,125
Net income (loss) from continuing operations per share - basic (1)	$(3.64)	$0.28	$0.19	$0.02
Net income (loss) from discontinued operations, net of tax, per share - basic (1)	$—	$—	$—	$—
Net income (loss) available to common shareholders per share - basic (1)	$(3.64)	$0.28	$0.19	$0.02
Weighted average common shares outstanding - basic	133,985	136,449	138,760	138,099
Net income (loss) from continuing operations per share - diluted (1)	$(3.64)	$0.28	$0.19	$0.02
Net income (loss) from discontinued operations, net of tax, per share - diluted (1)	$—	$—	$—	$—
Net income (loss) available to common shareholders per share - diluted (1)	$(3.64)	$0.28	$0.19	$0.02
Weighted average common shares outstanding - diluted	133,985	136,453	139,074	138,523
Preferred stock dividends declared and paid	$—	$—	$—	$—
Common stock dividends declared and paid	$2,679	$2,677	$12,487	$12,430

	Quarters Ended
	December 31	September 30	June 30	March 31
	(amounts in thousands, except per share data)
2018
Net revenues	$411,375	$378,508	$372,124	$300,560
Operating income	$(377,593)	$78,733	$27,552	$5,689
Income (loss) available to the Company from continuing operations	$(386,568)	$36,590	$1,597	$(14,206)
Preferred stock dividend	$—	$—	$—	$—
Net income available to common shareholders from continuing operations	$(386,568)	$36,590	$1,597	$(14,206)
Income (loss) from discontinued operations, net of income taxes	$(378)	$358	$844	$328
Net income (loss) available to common shareholders	$(386,946)	$36,948	$2,441	$(13,878)
Net income (loss) from continuing operations per share - basic (1)	$(2.80)	$0.26	$0.01	$(0.10)
Net income (loss) from discontinued operations, net of tax, per share - basic (1)	$—	$—	$—	$—
Net income (loss) available to common shareholders per share - basic (1)	$(2.80)	$0.27	$0.02	$(0.10)
Weighted average common shares outstanding - basic	138,033	138,740	138,639	138,939
Net income (loss) from continuing operations per share - diluted (1)	$(2.80)	$0.26	$0.01	$(0.10)
Net income (loss) from discontinued operations, net of tax, per share - diluted (1)	$—	$—	$—	$—
Net income (loss) available to common shareholders per share - diluted (1)	$(2.80)	$0.27	$0.02	$(0.10)
Weighted average common shares outstanding - diluted	138,033	139,103	139,263	138,939
Preferred stock dividends declared and paid	$—	$—	$—	$—
Common stock dividends declared and paid	$12,367	$12,486	$12,475	$12,441
_______________
(1) Income (loss) from continuing operations per share, income (loss) from discontinued operations per share, and net income (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

(b) Index to Exhibits

Exhibit Number	Description
3.1 #
Amended and Restated Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.01 to Entercom’s Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381)).

3.2 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007).

3.3 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009).

3.4 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017).

3.5 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on October 24, 2019).

4.1 #
Indenture for Senior Notes, dated as of October 17, 2016, by and among Entercom Media Corp. (formerly CBS Radio, Inc.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273)).

4.2 #
Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017).

4.3 #
Supplemental Indenture, dated December 8, 2017, by and between Entercom Media Corp. (formerly CBS Radio Inc.), and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017).

4.4 #
First Supplemental Indenture, dated December 13, 2019, by and between Entercom Media Corp. (formerly CBS Radio Inc.), and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 16, 2019).

4.5 #
Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Entercom Media Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.1 to Entercom’s Current Report on Form 8-K filed on May 1, 2019).

4.6 #	Form of 6.500% Senior Secured Second-Lien Note due 2027 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on May 1, 2019).

4.7 #
First Supplemental Indenture, dated as of December 13, 2019, by and among Entercom Media Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom's Current Report on Form 8-K filed on December 16, 2019).

10.1 #
Credit Agreement, dated as of October 17, 2016, as amended by Amendment No. 1 on March 3, 2017, as amended by Amendment No. 2 on November 17, 2017, as amended by Amendment No. 3 on April 30, 2019, and as amended by Amendment No. 4 on December 13, 2019 by an among Entercom Media Corp. (formerly CBS Radio Inc.), each of the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1, (Exhibit A thereof which is a restatement of the Credit Agreement with all amendments) to Entercom's Current Report on Form 8-K filed on December 16, 2019).

10.2 #
Tax Matters Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.10 to Entercom’s Current Report on Form 8-K filed on November 17, 2017).

10.3 #
Employment Agreement, dated April 22, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.1 to Entercom's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016).

10.4 #
First Amendment to Employment Agreement, November 16, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Current Report on Form 8-K filed on November 17, 2017).

10.5 #
Waiver Agreement April 19, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.6 #
Second Amendment to Employment Agreement, dated October 11, 2018, between Entercom Communications Corp. and David J. Field (Incorporated by reference to Exhibit 10.8 to Entercom's Annual Report on Form 10-K for the year ended December 31, 2018, as filed on February 27, 2019).

10.7 #	Acknowledgment, Consent and Agreement of David J. Field, dated October 23, 2019. (Incorporated by reference to Exhibit 10.1 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.8 #
Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (Incorporated by reference to Exhibit 10.4 to Entercom's Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.9 #	Acknowledgment, Consent and Agreement of Richard J. Schmaeling, dated October 23, 2019. (Incorporated by reference to Exhibit 10.2 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.10 #
Employment Agreement, dated July 18, 2017, between Entercom Communications Corp. and Louise C. “Weezie” Kramer. (Incorporated by reference to Exhibit 10.1 to Entercom's Quarterly Report on Form 10Q for the quarter ended September 30, 2017, filed on November 6, 2017).

10.11 #	Acknowledgment, Consent and Agreement of Louise C. Kramer, dated October 23, 2019. (Incorporated by reference to Exhibit 10.3 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.12 #
Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.13 *	First Amendment to Employment Agreement, dated February 20, 2020, between Entercom Communications Corp. and Andrew P. Sutor. (Filed herewith).

10.14 #	Acknowledgment, Consent and Agreement of Andrew P. Sutor, dated October 23, 2019. (Incorporated by reference to Exhibit 10.5 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.15 #
Employment Agreement, dated October 11, 2018, between Entercom Communications Corp. and Robert Philips. (Incorporated by reference to Exhibit 10.12 to Entercom's Current Report on Form 10-K for the year ended December 31, 2018, as filed on February 27, 2019).

10.16 #	Acknowledgment, Consent and Agreement of Robert Philips, dated October 23, 2019. (Incorporated by reference to Exhibit 10.4 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.17 #
Employment Agreement, July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to Entercom's Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.18 #
First Amendment to Employment Agreement, December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to Entercom's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.19 #
Second Amendment to Employment Agreement, May 10, 2017, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.20 #	Entercom Non-Employee Director Compensation Policy adopted May 10, 2017. (Incorporated by reference to Exhibit 10.1 to Entercom's Current Report on Form 8-K filed on May 16, 2017).

10.21 #	Amended and Restated Entercom Equity Compensation Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 7, 2014).

10.22 #	Entercom Annual Incentive Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 17, 2017).

10.23 #	Entercom 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 18, 2016).

21.1 *	Information Regarding Subsidiaries of Entercom Communications Corp. Filed herewith.

23.1 *	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________
* Filed herewith
# Incorporated by reference.
** Furnished herewith. Exhibit is "accompanying" this report and shall not be deemed to be "filed" herewith.
ITEM 16. FORM 10-K SUMMARY PAGE
Not Presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on March 2, 2020.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	Chairman, Chief Executive Officer	March 2, 2020
David J. Field	and President

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING	Executive Vice President and	March 2, 2020
Richard J. Schmaeling	Chief Financial Officer

Principal Accounting Officer:

/s/ ELIZABETH BRAMOWSKI	Principal Accounting Officer and	March 2, 2020
Elizabeth Bramowski	Controller

Directors:

/s/ DAVID J. FIELD	Director, Chairman of the Board	March 2, 2020
David J. Field

/s/ JOSEPH M. FIELD	Chairman Emeritus	March 2, 2020
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 2, 2020
David J. Berkman

/s/ SEAN R. CREAMER	Director	March 2, 2020
Sean R. Creamer

/s/ JOEL HOLLANDER	Director	March 2, 2020
Joel Hollander

/s/ MARK R. LANEVE	Director	March 2, 2020
Mark R. Laneve

/s/ DAVID LEVY	Director	March 2, 2020
David Levy

/s/ SUSAN K. NEELY	Director	March 2, 2020
Susan K. Neely

/s/ STEFAN M. SELIG	Director	March 2, 2020
Stefan M. Selig