Form 10-Q
period 2020-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2020-05-19
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ___________
Commission File Number:        01-14461
Entercom Communications Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1701044
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
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
Series A Junior Participating Convertible Preferred Stock, par value $0.01 per share
Series B Junior Participating Convertible Preferred Stock, par value $0.01 per share
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class A common stock, $0.01 par value – 133,982,984 Shares Outstanding as of April 30, 2020
(Class A Shares Outstanding include 2,826,102 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2020.
i

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS:
Cash	$189,238	$20,393
Accounts receivable, net of allowance of $19,493 in 2020 and $17,515 in 2019	300,193	378,912
Prepaid expenses, deposits and other	41,823	25,375
Total current assets	531,254	424,680
Investments	3,305	3,305
Property and equipment, net	350,945	350,666
Operating lease right-of-use assets	248,501	259,613
Radio broadcasting licenses	2,508,121	2,508,121
Goodwill	43,892	43,920
Assets held for sale	10,188	10,188
Other assets, net	39,315	43,185

TOTAL ASSETS	$3,735,521	$3,643,678

LIABILITIES:
Accounts payable	$4,898	$5,961
Accrued expenses	67,198	76,078
Other current liabilities	84,983	76,837
Operating lease liabilities	34,539	35,335
Long-term debt, current portion	5,488	16,377
Total current liabilities	197,106	210,588
Long-term debt, net of current portion	1,822,819	1,697,114
Operating lease liabilities, net of current portion	243,806	253,346
Net deferred tax liabilities	555,532	549,658
Other long-term liabilities	46,071	51,529
Total long-term liabilities	2,668,228	2,551,647
Total liabilities	2,865,334	2,762,235

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,381	1,379
Additional paid-in capital	1,656,015	1,655,781
Accumulated deficit	(784,716)	(775,578)
Accumulated other comprehensive income (loss)	(2,493)	(139)
Total shareholders' equity	870,187	881,443
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,735,521	$3,643,678
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
NET REVENUES	$297,030	$309,005

OPERATING EXPENSE:
Station operating expenses	250,051	248,985
Depreciation and amortization expense	12,498	11,104
Corporate general and administrative expenses	17,237	20,935
Integration costs	622	1,135
Restructuring charges	4,209	1,014
Impairment loss	1,050	—
Merger and acquisition costs	—	9
Net time brokerage agreement (income) fees	—	40
Net (gain) loss on sale or disposal of assets	—	(4,600)
Total operating expense	285,667	278,622
OPERATING INCOME (LOSS)	11,363	30,383
INTEREST EXPENSE	23,621	25,220

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(12,258)	5,163
INCOME TAX (BENEFIT) EXPENSE	(3,120)	2,038
NET INCOME (LOSS)	(9,138)	3,125
NET INCOME (LOSS) PER SHARE - BASIC	$(0.07)	$0.02
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.07)	$0.02
WEIGHTED AVERAGE SHARES:
Basic	134,890,401	138,099,180
Diluted	134,890,401	138,523,371
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED
	March 31,
	2020	2019
NET INCOME (LOSS)	$(9,138)	$3,125

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	(2,354)	—

COMPREHENSIVE INCOME (LOSS)	$(11,492)	$3,125
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$—	$1,334,260
Net income (loss)	—	—	—	—	—	3,125	—	3,125
Compensation expense related to granting of stock awards	1,406,722	14	—	—	3,559	—	—	3,573
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	84,958	1	—	—	378	—	—	379
Exercise of stock options	180,300	2	—	—	242	—	—	244
Purchase of vested employee restricted stock units	(204,499)	(2)	—	—	(1,424)	—	—	(1,426)
Payment of dividends on common stock	—	—	—	—	(12,913)	—	—	(12,913)
Dividend equivalents, net of forfeitures	—	—	—	—	(463)	—	—	(463)
Application of amended leasing guidance	—	—	—	—	—	4,719	—	4,719
Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$—	$1,331,498

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	$(139)	$881,443
Net income (loss)	—	—	—	—	—	(9,138)	—	(9,138)
Compensation expense related to granting of stock awards	440,129	4	—	—	4,113	—	—	4,117
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	165,756	2	—	—	239	—	—	241
Purchase of vested employee restricted stock units	(432,472)	(4)	—	—	(1,390)	—	—	(1,394)
Payment of dividends on common stock	—	—	—	—	(3,221)	—	—	(3,221)
Dividend equivalents, net of forfeitures	—	—	—	—	493	—	—	493
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(2,354)	(2,354)
Balance, March 31, 2020	134,041,034	$1,341	4,045,199	$40	$1,656,015	$(784,716)	$(2,493)	$870,187
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$(9,138)	$3,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,498	11,104
Net amortization of deferred financing costs (net of original issue discount and debt premium)	97	86
Net deferred taxes (benefit) and other	5,874	(2,669)
Provision for bad debts	4,356	326
Net (gain) loss on sale or disposal of assets	—	(4,600)
Non-cash stock-based compensation expense	1,780	3,573
Deferred compensation	(4,917)	2,802
Impairment loss	1,050	—
Accretion expense, net of asset retirement obligation adjustments	15	17
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	77,093	72,495
Prepaid expenses and deposits	(16,448)	(8,808)
Accounts payable and accrued liabilities	(14,970)	(12,789)
Accrued interest expense	14,194	6,698
Accrued liabilities - long-term	(3,392)	(5,629)
Net cash provided by (used in) operating activities	68,092	65,731

INVESTING ACTIVITIES:
Additions to property and equipment	(8,626)	(18,622)
Proceeds from sale of radio stations and other assets	—	24,503
Additions to amortizable intangible assets	(1,118)	(1,888)
Net cash provided by (used in) investing activities	(9,744)	3,993

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	146,749	—
Payments of long-term debt	(11,878)	(180,000)
Payments of revolving senior debt	(20,000)	—
Proceeds from issuance of employee stock plan	241	379
Proceeds from the exercise of stock options	—	244
Purchase of vested employee restricted stock units	(1,394)	(1,426)
Payment of dividends on common stock	(2,692)	(12,430)
Payment of dividend equivalents on vested restricted stock units	(529)	(483)
Net cash provided by (used in) financing activities	110,497	(193,716)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	168,845	(123,992)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	20,393	192,258
CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,238	$68,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,358	$18,446
Income taxes	$1,297	$1,790
Dividends on common stock	$2,692	$12,430
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
1. BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
The interim unaudited condensed consolidated financial statements included herein have been prepared by Entercom Communications Corp. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and filed with the SEC on March 2, 2020, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of March 31, 2020, and December 31, 2019, there were no VIEs requiring consolidation in these financial statements.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in its Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 2, 2020.
COVID-19
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China and resulted in an outbreak with infections throughout China and abroad. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business, including how it has and will continue to have an impact on advertisers, professional sports and live events.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than as noted below or those included in the notes to the Company’s consolidated financial statements contained in its Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 2, 2020) that might have a material impact on the Company’s financial position, results of operations or cash flows.
Income Taxes
In December 2019, the accounting guidance for income taxes was amended to simplify accounting for certain income tax transactions. The amended accounting guidance made changes to accounting for intraperiod tax allocations and interim period tax accounting where the year-to-date loss exceeds the expected annual loss, among others. The Company implemented the amended accounting guidance for income taxes on January 1, 2020, without a need to make an adjustment to retained earnings. There was no impact to previously reported results of operations for any interim period.

Measurement of Credit Losses
In June 2016, the accounting guidance for the measurement of credit losses on financial instruments was amended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit. The amended guidance replaced the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amended guidance eliminated the probable initial recognition threshold and, in turn, reflects an entity's current estimate of all expected credit losses. The amended guidance does not specify the method for measuring expected credit losses, and the Company is permitted to apply methods that reasonably reflect its expectations of the credit loss estimate. The Company implemented the amended accounting guidance for measurement of credit losses on January 1, 2020, without a need to make an adjustment to retained earnings. There was no impact to previously reported results of operations for any interim period.
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
Based on the timing of the Cadence 13 Acquisition, the Company's condensed consolidated financial statements for the three months ended March 31, 2020, reflect the results of Cadence 13's operations. The Company's condensed consolidated financial statements for the three months ended March 31, 2019, do not reflect the results of Cadence 13's operations.
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

		Measurement
	Preliminary Value	Period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Property, plant and equipment	$654	$—	$654
Total tangible property	654	—	654
Operating lease right-of-use asset	62	—	62
Deferred tax asset	2,900	28	2,928
Cadence 13 brand	5,977	—	5,977
Goodwill	31,392	(28)	31,364
Total tangible and other assets	40,331	—	40,331
Operating lease liabilities	(985)	—	(985)
Net working capital	(757)	—	(757)
Preliminary fair value of net assets acquired	$39,243	$—	$39,243

The aggregate fair value purchase price allocation for the assets acquired in the Cadence 13 Acquisition as reported on the Company's Form 10-K filed with the SEC on March 2, 2020, was revised during three months ended March 31, 2020 due to a change to the deferred tax assets associated with the acquired company which resulted in a decrease to acquired goodwill.
2019 Pineapple Acquisition
On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Upon completion of the Pineapple Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on this timing, the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 reflect the results of Pineapple’s operations. The Company’s condensed consolidated financial statements for the three months ended March 31, 2019 do not reflect the results of Pineapple’s operations.
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

Preliminary Value
(amounts in thousands)
Assets
Accounts receivable	$997
Pineapple Street Media brand	1,793
Goodwill	12,445
Total assets	$15,235
Unearned revenue	238
Accounts payable	30
Total liabilities	$268
Preliminary fair value of net assets acquired	$14,967
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
Based on the timing of the Cumulus Exchange, the Company’s condensed consolidated financial statements for the three months ended March 31, 2020: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. The Company’s condensed consolidated financial statements for the three months ended March 31, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs.
The allocations presented in the table below are based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired FCC broadcasting licenses, the fair value estimates are based on, but not limited to, expected future revenue and cash flows that assume an expected future growth rate of 1.0% and an estimated discount rate of 9.0%. The gross profit margins utilized were considered appropriate based on management’s expectations and experience in equivalent sized markets. The Company determines the fair value of the broadcasting licenses by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Using a residual method, any excess between the fair values of the net assets acquired and the total fair value of stations acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this exchange provides the Company with an opportunity to benefit from operational efficiencies from combining the operation of the acquired stations with the Company’s existing stations within the Springfield, Massachusetts, and New York City, New York markets.

The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Equipment	$844
Total tangible property	844
Radio broadcasting licenses	19,576
Goodwill	2,080
Total intangible and other assets	21,656
Total assets	$22,500
Preliminary fair value of net assets acquired	$22,500

Integration Costs
The Company incurred integration costs of $0.6 million and $1.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Integration costs were expensed as a separate line item in the condensed consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the CBS Radio business acquisition in November 2017 (the "Merger").
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the three months ended March 31, 2020 and March 31, 2019 assumes that the acquisitions in 2019 had occurred as of January 1, 2019.
Refer to information within this Note 2, Business Combinations, and to the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and filed with the SEC on March 2, 2020, for a description of the Company’s acquisition and disposition activities.
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

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands except share and per share data)
	Actual	Pro Forma
Net revenues	$297,030	$320,013
Net income (loss)	$(9,138)	$1,577
Net income (loss) per common share - basic	$(0.07)	$0.01
Net income (loss) per common share - diluted	$(0.07)	$0.01
Weighted shares outstanding basic	134,890,401	138,099,180
Weighted shares outstanding diluted	134,890,401	138,523,371

3. RESTRUCTURING CHARGES
Restructuring Charges
Restructuring charges were expensed as a separate line item in the condensed consolidated statements of operations.
The components of restructuring charges are as follows:

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Workforce reduction	4,160	693
Other restructuring costs	49	321
Total restructuring charges	$4,209	$1,014
Restructuring Plan
During the first quarter of 2020, the Company initiated a restructuring plan to help mitigate the adverse impact that the COVID-19 pandemic may have on financial results and business operations. The Company continues to evaluate what, if any further actions may be necessary related to the COVID-19 pandemic. The Company currently anticipates that the remaining restructuring and related charges will occur by the end of 2020.
During the fourth quarter of 2017, the Company initiated a restructuring plan as a result of the integration of radio stations acquired from CBS Radio Inc. ("CBS Radio") in November 2017. The restructuring plan included: (i) workforce reduction and realignment charges that included one-time termination benefits and related costs; and (ii) costs associated with realigning radio stations within the overlap markets between CBS Radio and the Company.
The estimated amount of unpaid restructuring charges as of March 31, 2020 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
	(amounts in thousands)
Restructuring charges, beginning balance	$4,251	$7,077
Additions	4,209	6,976
Payments	(2,057)	(9,802)
Restructuring charges unpaid and outstanding	6,403	4,251
Restructuring charges - noncurrent portion	(1,241)	(1,483)
Restructuring charges - current portion	$5,162	$2,768

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
Trade and Barter Revenues
Trade and barter - The Company provides advertising broadcast time in exchange for certain products, supplies, and services. The term of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. Other than network barter programming, which is reflected on a net basis, the Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and barter value is based upon management’s estimate of the fair value of the products, supplies and services received.
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.9 million and $5.1 million as of March 31, 2020 and December 31, 2019, respectively.

Description	March 31, 2020	December 31, 2019
	(amounts in thousands)
Receivables, included in "Accounts receivable net of allowance for doubtful accounts"	$296,387	$376,504
Unearned revenue - current	11,984	9,894
Unearned revenue - noncurrent	1,908	2,113
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (unearned revenue) on the Company’s consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within the other current liabilities and other long-term liabilities line items.
Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2020
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2020	$12,007
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(1,257)
Additional amounts recognized during period	3,142
Ending balance	$13,892
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2020	2019
Revenue by Source	(amounts in thousands)
Broadcast revenues	$276,757	$284,465
Event and other revenues	16,785	19,526
Trade and barter revenues	3,488	5,014
Net revenues	$297,030	$309,005

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
The Company’s performance obligations are primarily satisfied at a point in time and revenue is recognized when an advertisement is aired and the customer has received the benefits of advertising. In rare instances, the Company will enter into contracts where performance obligations are satisfied over a period of time. In these instances, inputs are expended evenly throughout the performance period and the Company recognizes revenue on a straight line basis over the life of the contract. Contract lives are typically less than 12 months.
Practical Expedients
As a practical expedient, when the period of time between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less, the Company will not adjust the promised amount of consideration for the effects of a significant financing component.
The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $1.9 million of revenue in excess of one year.
The Company elected to apply the practical expedient which allows the Company to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in station operating expenses on the condensed consolidated statements of operations.
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
Revenues from network barter programming are recorded on a net basis.
5. LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.

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
As the rate implicit in the lease is not readily determinable for the Company’s operating leases, the Company generally uses an incremental borrowing rate based upon information available at the commencement date to determine the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in similar economic environment. In order to measure the operating lease liability and determine the present value of lease payments, the Company estimated what the incremental borrowing rate was for each lease using an applicable treasury rate compatible to the remaining life of the lease and the applicable margin for the Company’s revolving credit facility (the "Revolver").
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

Lease Expense
The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2020	2019
	(amounts in thousands)
Operating lease cost	$12,146	$12,468
Variable lease cost	2,767	2,052
Short-term lease cost	—	98
Total lease cost	$14,913	$14,618
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
Description	2020	2019
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$12,997	$13,109
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$701	$307,618
(1)ROU assets obtained in exchange for lease obligations in 2019 include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the three months ended March 31, 2019.
Balance Sheet
Supplemental balance sheet information related to leases was as follows:

Description	March 31, 2020	December 31, 2019
	(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$248,501	$259,613

Operating lease liabilities (current)	$34,539	$35,335
Operating lease liabilities (noncurrent)	243,806	253,346
Total operating lease liabilities	$278,345	$288,681

Weighted Average Remaining Lease Term
Operating leases	8 years	8 years

Weighted Average Discount Rate
Operating leases	4.9%	4.9%

Maturities
The aggregate maturities of the Company’s lease liabilities as of March 31, 2020 are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
Remainder of 2020	$36,204
2021	49,825
2022	44,131
2023	40,427
2024	37,152
Thereafter	133,504
Total lease payments	$341,243
Less: imputed interest	$(62,898)
Total	$278,345
As of March 31, 2020, the Company has not entered into any leases that have not yet commenced.
The aggregate maturities of the Company’s lease liabilities as of December 31, 2019, were as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
2020	$49,298
2021	49,550
2022	44,250
2023	40,549
2024	37,284
Thereafter	134,071
Total lease payments	$355,002
Less: imputed interest	$(66,321)
Total	$288,681

6. INTANGIBLE ASSETS AND GOODWILL
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
The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 2, Business Combinations, and Note 14, Assets Held For Sale, for additional information.

	Broadcasting Licenses Carrying Amount
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,508,121	$2,516,625
Disposition of radio stations (See Note 2)	—	(17,940)
Acquisitions (See Note 2)	—	19,576
Assets held for sale (See Note 14)	—	(10,140)
Ending period balance	$2,508,121	$2,508,121
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,024,467	$982,663
Accumulated loss on impairment as of January 1,	(980,547)	(443,194)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	43,920	539,469
Loss on impairment during year	—	(537,353)
Dispositions (See Note 2)	—	(4,862)
Acquisitions (See Note 2)	—	46,666
Measurement period adjustments to acquired goodwill (See Note 2)	(28)	—
Ending period balance	$43,892	$43,920
Broadcasting Licenses Impairment Test
During the fourth quarter of 2019, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the condensed consolidated balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2019 that indicated an interim review of broadcasting licenses was required.
Goodwill Impairment Test
During the fourth quarter of 2019, the Company completed its annual impairment test for goodwill and determined that the fair value of the Company's goodwill attributable to the broadcast reporting unit was less than its carrying value. Accordingly, the Company recorded a $537.4 million impairment charge ($519.6 million, net of tax) on its goodwill during the fourth quarter of 2019. As a result of this impairment charge recorded in the fourth quarter of 2019, the Company has no goodwill attributable to the broadcast reporting unit. The remaining goodwill is entirely attributable to the podcasting reporting unit.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2019 that indicated an interim review of goodwill was required.

7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Accrued compensation	$24,877	$28,871
Accounts receivable credits	3,643	3,798
Advertiser obligations	4,587	4,095
Accrued interest payable	24,076	9,882
Unearned revenue	11,984	9,894
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	5,590	6,321
Non-income tax liabilities	2,114	1,685
Income taxes payable	—	3,925
Other	3,478	3,732
Total other current liabilities	$84,983	$76,837

8. LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Credit Facility
Revolver	$243,749	$117,000
Term B-2 Loan, due November 17, 2024	758,122	770,000
Plus unamortized premium	1,896	1,968
	1,003,767	888,968
Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	4,830	5,000
	429,830	430,000
Senior Notes
7.25% senior unsecured notes, due November 1, 2024	400,000	400,000
Plus unamortized premium	11,125	11,732
	411,125	411,732

Other debt	807	873
Total debt before deferred financing costs	1,845,529	1,731,573
Current amount of long-term debt	(5,488)	(16,377)
Deferred financing costs (excludes the revolving credit)	(17,222)	(18,082)
Total long-term debt	$1,822,819	$1,697,114
Outstanding standby letters of credit	$6,251	$5,862

(A) Senior Debt
2019 Refinancing Activities - The Notes
During the second quarter of 2019, the Company and its finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial Notes") under an indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Initial Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
The Company used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under its Revolver, to repay $425.0 million of existing indebtedness under the Company's term loan component previously outstanding (the "Term B-1 Loan").
During the fourth quarter of 2019, the Company and its finance subsidiary, Entercom Media Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). The Additional Notes are treated as a single series with the $325.0 million Initial Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. The premium on the Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the $425.0 million Notes.
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
A default under the Company's Notes could cause a default under the Company's Credit Facility or Senior Notes. Any event of default, therefore, could have a material adverse effect on the Company's business and financial condition.
The Notes are not a registered security and there are no plans to register the Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
The Credit Facility
Immediately following the 2019 refinancing activities described above, the Company's credit agreement (the "Credit Facility"), as amended, was comprised of a $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the three months ended March 31, 2020, the Company: (i) borrowed the full amount available under the Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; and (ii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan.
On December 13, 2019, the Company executed an amendment to the Credit Facility ("Amendment No. 4") which, among other things: (i) replaced the Term B-1 Loan with the Term B-2 Loan; (ii) established a new class of revolving credit commitments from a portion of its existing Revolver with a later maturity date; and (iii) made certain other amendments to the Credit Facility.
The Company executed Amendment No. 4 which established a new class of revolving credit commitment from a portion of its existing revolving commitments with a later maturity date than the revolving credit commitments immediately prior to the effectiveness of the amendments. All but one of the original lenders in the Revolver agreed to extend the maturity date from November 17, 2022 to August 19, 2024.
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
The Term B-2 Loan has a maturity date of November 17, 2024. The Term B-2 Loan amortizes, commencing on March 31, 2020: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement.
The Term B-2 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net First-Lien Leverage Ratio for the prior year.
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2020. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2020, the Company’s Consolidated Net First Lien Leverage Ratio was 2.5 times.
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
As of March 31, 2020, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
Entercom Media Corp., which is a wholly-owned subsidiary of the Company, holds the ownership in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties. Entercom Media Corp. is the borrower under the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.
Under certain covenants, the Company's subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Credit Facility, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants.
(B) Senior Unsecured Debt
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on November 1,

2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Entercom Media Corp) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.
Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Interest expense	$23,554	$25,734
Amortization of deferred financing costs	946	801
Amortization of original issue discount (premium) of senior notes	(849)	(715)
Interest income and other investment income	(30)	(600)
Total net interest expense	$23,621	$25,220
(D) Interest Rate Transactions
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
During the quarter ended June 30, 2019, the Company entered into an interest rate collar transaction in the notional amount of $560.0 million to hedge the Company’s exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 9, Derivative and Hedging Activities, for additional information.
9. DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of March 31, 2020, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
						Jun. 29, 2020	$460.0
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$560.0
For the three months ended March 31, 2020, the Company recorded the net change in the fair value of this derivative as a loss of $3.2 million (net of a tax benefit of $0.9 million as of March 31, 2020) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of March 31, 2020, the fair value of these derivatives was a liability of $3.4 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company does not expect to reclassify any portion of this amount to the condensed consolidated statement of operations over the next twelve months.
During the three months ended March 31, 2019, the Company had no derivatives that qualified for hedge accounting treatment.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of March 31, 2020 and December 31, 2019:

	Accumulated Derivative Gain (Loss)
Description	March 31, 2020	December 31, 2019
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(2,493)	$(139)

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended March 31, 2020:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended March 31,
2020	2019	2020	2019
(amounts in thousands)
$(2,354)	$—	$—	$—

10. NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(9,138)	$3,125
Denominator
Basic weighted average shares outstanding	134,890	138,099
Net income (loss) per share - Basic	$(0.07)	$0.02
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(9,138)	$3,125
Denominator
Basic weighted average shares outstanding	134,890	138,099
Effect of RSUs and options under the treasury stock method	—	424
Diluted weighted average shares outstanding	134,890	138,523
Net income (loss) per share - Diluted	$(0.07)	$0.02
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended March 31,
Impact Of Equity Issuances	2020	2019
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	553
Price range of options: from	$3.54	$6.43
Price range of options: to	$13.98	$13.98
RSUs with service conditions	2,698	1,666
RSUs excluded with service and market conditions as market conditions not met	199	220
Excluded shares as anti-dilutive when reporting a net loss	290	—

11. SHARE-BASED COMPENSATION
Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2020
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2019	3,861
RSUs awarded	March 31, 2020	580
RSUs released	March 31, 2020	(1,269)
RSUs forfeited	March 31, 2020	(139)
RSUs outstanding as of:		3,033	$—	1.5	$4,913
RSUs vested and expected to vest as of:	March 31, 2020	3,033	$—	1.5	$4,913
RSUs exercisable (vested and deferred) as of:	March 31, 2020	41	$—	0	$67
Weighted average remaining recognition period in years		2.3
Unamortized compensation expense		$16,106
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

Option Activity
The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2020	2019
	(amounts in thousands)
Intrinsic value of options exercised	$—	$1,272
Tax benefit from options exercised (1)	$—	$73
Cash received from exercise price of options exercised	$—	$244

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31 2020
	(amounts in thousands)
Options outstanding as of:	December 31, 2019	543	$12.06
Options granted	March 31, 2020	66	5.40
Options exercised	March 31, 2020	—	—
Options forfeited	March 31, 2020	—	—
Options expired	March 31, 2020	—	—
Options outstanding as of:	March 31, 2020	609	$11.33	1.6	$—
Options vested and expected to vest as of:	March 31, 2020	609	$11.33	1.6	$—
Options vested and exercisable as of:	March 31, 2020	543	$12.06	0.6	$—
Weighted average remaining recognition period in years		1.2
Unamortized compensation expense		$62
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding March 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable March 31, 2020	Weighted Average Exercise Price
From	To
$3.54	7.01	66,775	9.2	5.40	—	$—
$9.66	13.98	542,582	0.6	12.06	542,582	$12.06
$3.54	13.98	609,357	1.6	11.33	542,582	$12.06
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Station operating expenses	$502	$1,416
Corporate general and administrative expenses	1,278	2,157
Stock-based compensation expense included in operating expenses	1,780	3,573
Income tax benefit (1)	368	748
After-tax stock-based compensation expense	$1,412	$2,825
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12. INCOME TAXES
Tax Rate for the Three Months Ended March 31, 2020
The effective income tax rate was 25.5% for the three months ended March 31, 2020, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate for the quarter was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
The Company estimates that its 2020 annual tax rate before discrete items, will be between 30% and 35%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company continues to evaluate the impact the CARES Act will have on the Company’s tax obligations.
Tax Rate for the Three Months Ended March 31, 2019
The effective income tax rate was 39.5% for the three months ended March 31, 2019, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.
Net Deferred Tax Assets and Liabilities
As of March 31, 2020, and December 31, 2019, net deferred tax liabilities were $555.5 million and $549.7 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value Measurements At Reporting Date
Description	Balance at March 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$25,645	$20,290	$—	$—	$5,355
Interest Rate Cash Flow Hedge (3)	$3,399	$—	$3,399	$—	$—

Description	Balance at December 31, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,229	$25,592	$—	$—	$7,637
Interest Rate Cash Flow Hedge (3)	$189	$—	$189	$—	$—
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
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the fourth quarter of 2019, the Company recorded a $6.0 million impairment charge related to ROU asset impairment. The Company recorded an immaterial impairment charge related to ROU asset impairment during the three months ended March 31, 2020.

During the fourth quarter of 2019, the Company recorded a $2.2 million impairment charge related to impairment of property and equipment.
During the three months ended March 31, 2020, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$758,122	$670,938	$770,000	$774,813
Revolver (2)	$243,749	$243,749	$117,000	$117,000
Senior Notes (3)	$400,000	$328,000	$400,000	$423,250
Notes (4)	$425,000	$371,875	$425,000	$454,750
Other debt (5)	$807		$873
Letters of credit (5)	$6,251		$5,862
The following methods and assumptions were used to estimate the fair value of financial instruments:
(1)The Company’s determination of the fair value of the Term B-2 Loan was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
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

Investments Valued Under the Measurement Alternative
There was no material change in the carrying value of the Company’s investments valued under the measurement alternative since the year ended December 31, 2019.
The following table presents the Company’s investments valued under the measurement alternative as of the dates indicated:

	Investments Valued Under the Measurement Alternative
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Investment balance before cumulative
impairment as of January 1,	$3,305	$11,205
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative
impairment as of January 1,	3,305	11,205
Removal of investment in connection with step acquisition	—	(9,700)
Acquisition of interest in a privately held company	—	1,800
Ending period balance	$3,305	$3,305

14. ASSETS HELD FOR SALE
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
As of December 31, 2019, the Company entered into an agreement with a third party to dispose of equipment and a broadcasting license in Boston, Massachusetts. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2019. In aggregate, these assets had a carrying value of approximately $10.2 million. This transaction closed in the second quarter of 2020.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	March 31, 2020	December 31, 2019
	(amounts in thousands)
Equipment	48	48
Net property and equipment	48	48
Radio broadcasting licenses	10,140	10,140
Total intangibles	10,140	10,140
Net assets held for sale	$10,188	$10,188

15. SHAREHOLDERS’ EQUITY
Dividend Equivalents
The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.
The following table presents the amounts accrued and unpaid on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	March 31, 2020	December 31, 2019
		(amounts in thousands)
Short-term	Other current liabilities	$678	$811
Long-term	Other long-term liabilities	553	913
Total		$1,231	$1,724
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
Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP.
The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Number of shares purchased	166	85
Non-cash compensation expense recognized	$43	$67
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
During the three months ended March 31, 2020, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of March 31, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

16. CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 2, 2020, except as described below.
FCC Matter
In January 2019, the Company received the first of three letters of inquiry from the FCC staff in response to a complaint from an individual who claimed to have purchased time on three Company stations in Buffalo, but was not charged the lowest unit rate. The Company cooperated with the FCC in this matter and timely responded to these letters of inquiry, which also addressed the timeliness of the Company’s compliance with respect to the political file record keeping obligations for its Buffalo stations. On October 10, 2019, the Company met with the FCC staff and was advised that the lowest unit rate inquiry was concluded. At the same meeting, however, the FCC staff advised the Company that it had separately conducted a more extensive investigation into the timeliness of the Company’s compliance with respect to the political file record keeping obligations for all of the Company’s stations. The Company is in discussions with the FCC staff with respect to this investigation. The Company has assessed the FCC staff’s allegations with respect to the Company’s compliance with these filing obligations and the underlying facts and will continue to cooperate with the FCC and engage in discussions as to a potential conclusion or settlement of the matter. The Company is unable to reasonably estimate the ultimate outcome that will result from this matter at this time. The Company determined that this matter had an immaterial impact on the prior and current periods. The Company does not currently expect that the final resolution of this matter in future periods will have a material effect on the financial position of the Company. However, it is reasonably possible that such a resolution could have a material effect on the Company's results of operations for a given reporting period.

17. SUBSEQUENT EVENTS
Events occurring after March 31, 2020, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Rights Agreement
On April 20, 2020, the Company entered into a Rights Agreement between the Company and American Stock Transfer & Trust company, LLC, as Rights Agent (as amended from time to time, the "Rights Agreement"), which was previously approved by the Board of Directors of the Company (the "Board of Directors").
In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (each, a "Class A Right") for each share of the Company's Class A common stock, par value $0.01 per share (the "Class A Common Stock"), and one preferred stock purchase right (each, a "Class B Right" and, together with the Class A Rights, the "Rights") for each share of the Company's Class B common stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), outstanding at the close of business on May 5, 2020 (the "Record Date").
Once the Rights become exercisable, each Right will entitle the holder of each Class A Right to purchase one one-thousandth of a share of the Company's Series A Junior Participating Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred"), and, with respect to each Class B Right, one one-thousandth of a share of the Company's Series B Junior Participating Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred"), at a price of $6.06 per one one-thousandth of a share of Series A Preferred or Series B Preferred, as applicable (in each case, the "Purchase Price"). At the election of the Board of Directors, shares of Series A Preferred and Series B Preferred are convertible into shares of Class A Common Stock and Class B Common Stock, respectively.
The Rights will expire on April 20, 2021, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

In the event that a person becomes an Acquiring Person (as defined in the Rights Agreement, an "Acquiring Person") or if the Company were the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of, or any person acting in concert with, an Acquiring Person and shares of Common Stock were not changed or exchanged in such merger, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of one-thousandths of a share of Series A Preferred or Series B Preferred, as applicable, equal to the number of shares of Class A Common Stock having a market value of two times the then current Purchase Price of one Right. In the event that, after a person has become an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its assets or earning power were sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon exercise at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of one Right.

At any time after a person becomes an Acquiring Person and prior to the earlier of one of the events described in the last sentence of the previous paragraph or the acquisition by such Acquiring Person acquiring 50% or more of the then outstanding Class A Common Stock, the Board of Directors may cause the Company to exchange the Rights (other than Rights owned by an Acquiring Person which have become void), in whole or in part, for shares of Series A Preferred or Series B Preferred, as applicable, at an exchange rate of one one-thousandth of a share of Series A Preferred per Class A Right and one one-thousandth of a share of Series B Preferred per Class B Right.
In the event that the Company receives a Qualifying Offer (as defined in the Rights Agreement), the holders of record of at least 10% or more of the shares of Common Stock then outstanding may submit to the Board of Directors a written demand requesting that the Board of Directors call a special meeting of the Company's shareholders for the purpose of voting on whether or not to exempt such Qualifying Offer from the terms of the Rights agreement. Upon the effective date of the exemption of the Rights, the right to exercise the Rights with respect to the Qualifying Offer will terminate.
The Rights are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights will cause substantial dilution to a person or group that acquires 10% (15% in the case of a passive institutional investor) or more of the Class A Common Stock on terms not approved by the Board of Directors.
Sale of Assets Held for Sale
On April 21, 2020, the Company closed on the sale of equipment and a broadcasting license in Boston, Massachusetts for total proceeds of $10.8 million and recognized a gain of approximately $0.2 million. The assets were classified within assets held for sale as of March 31, 2020, and December 31, 2019.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2020 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
The following discussion and analysis contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. You should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019:
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China and resulted in an outbreak with infections throughout China and abroad. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business, including how it has and will continue to have an impact on advertisers, professional sports and live events. We experienced strong revenue growth in January and February. In March 2020, we began to experience adverse effects due to the pandemic and believe the effect of the pandemic will be more fully reflected in our results of operations in future periods. We are currently unable to predict the extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but we believe the impact will be material.
We presently believe that the COVID-19 pandemic and its related economic impact has and will continue to:
•cause a decline in national and local advertising revenues;
•cause a decline in revenues on our sports stations as a result of the suspension of the National Hockey League and National Basketball Association seasons as well as the delay of Major League Baseball, which will be largely offset by the pro-rata reduction of our play-by-play sports rights fee obligations under virtually all of our agreements;
•adversely affect our event revenues due to the cancellation of many of our events scheduled during the second quarter of 2020, mitigated by the ability to eliminate the associated event costs;
•increase bad debt expense due to an inability of some of our clients to meet their payment terms; and
•cause elevated employee medical claims costs
The following proactive actions are being taken by management in an effort to partially offset the above:
•temporary salary reductions implemented across senior management and the broader organization;
•temporary freezing of contractual salary increases in 2020;
•furlough and termination of select employees;

•suspension of new employee hiring, travel and entertainment, 401(k) matching program, employee stock purchase program, and quarterly dividend program; and
•reduction of sales and promotions spend as well as consulting and other discretionary expenses.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the three months ended March 31, 2020, may not be indicative of the results for the year ending December 31, 2020.
Cadence 13 Acquisition
In October 2019, we completed an acquisition of leading podcaster Cadence 13, Inc. ("Cadence 13") by purchasing the remaining shares in Cadence 13 that we did not already own (the "Cadence 13 Acquisition"). We initially acquired a 45% interest in Cadence 13 in July 2017. This initial investment was accounted for as an investment under the measurement alternative. In connection with this step acquisition, we removed our investment in Cadence 13 and recognized a gain of approximately $5.3 million during the fourth quarter of 2019.
Based on the timing of this transaction, our consolidated financial statements for the three months ended March 31, 2020, reflect the results of Cadence 13. Our consolidated financial statements for the three months ended March 31, 2019, do not reflect the results of Cadence 13.
Pineapple Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the three months ended March 31, 2020 reflect the results of Pineapple. Our consolidated financial statements for the three months ended March 31, 2019 do not reflect the results of Pineapple.
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
Based on the timing of this transaction, our consolidated financial statements for the three months ended March 31, 2020: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations. Our consolidated financial statements for the three months ended March 31, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs.
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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.6 million and $1.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Amounts were expensed as incurred and are included in integration costs.
In connection with the Merger and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $4.2 million and $1.0 million during the three months ended March 31, 2020 and March 31, 2019, respectively. Amounts were expensed as incurred and are included in restructuring charges.

Note Issuance
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Initial Notes”). Interest on the Initial Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under our $250.0 million revolving credit facility (the "Revolver") to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan"). Increases in our interest expense due to the issuance of the Initial Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs of $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
On December 13, 2019, we issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes are treated as a single series with the Initial Notes (together with the Additional Notes, the "Notes") and have substantially the same terms as the Initial Notes. We used net proceeds of the offering to repay $97.6 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with a Term B-2 loan (the "Term B-2 Loan"). Increases in our interest expense due to the issuance of the Additional Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan and the lower borrowing rate on the Term B-2 Loan. In connection with this note issuance: (i) we wrote off $0.3 million of unamortized debt issuance costs to loss on extinguishment of debt; and (ii) incurred third party costs and lender fees of approximately $6.3 million, of which approximately $3.8 million was capitalized and approximately $2.5 million was captured as other expenses related to financing.

Three Months Ended March 31, 2020 As Compared To The Three Months Ended March 31, 2019

	THREE MONTHS ENDED MARCH 31,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$297.0	$309.0	(4)%

OPERATING EXPENSE:
Station operating expenses	250.1	249.0	—%
Depreciation and amortization expense	12.5	11.1	13%
Corporate general and administrative expenses	17.2	20.9	(18)%
Integration costs	0.6	1.1	(45)%
Restructuring charges	4.2	1.0	320%
Impairment loss	1.0	—	100%
Other operating (income) expenses	—	(4.5)	100%
Total operating expense	285.6	278.6	3%
OPERATING INCOME (LOSS)	11.4	30.4	(63)%

INTEREST EXPENSE	23.6	25.2	(6)%
OTHER (INCOME) EXPENSE	—	—	—%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(12.2)	5.2	(335)%

INCOME TAXES (BENEFIT)	(3.1)	2.1	(248)%
NET INCOME (LOSS)	$(9.1)	$3.1	(394)%

Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. We experienced strong revenue growth in January and February. In March 2020, we experienced adverse effects due to the pandemic and believe the effect of the pandemic will be more fully reflected in our results of operations in future periods.
Partially offsetting this decrease, net revenues were positively impacted by: (i) the operations of Pineapple; (ii) the operations of Cadence 13; and (iii) growth in our political spot revenues and network revenues.
Net revenues increased the most for our stations located in the Orlando and Phoenix markets.
Net revenues decreased the most for our stations located in the Atlanta and New York City markets.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to an increase in operating costs attributable to recent acquisitions made which were not reflected in 2019 results. This increase in operating costs was partially offset by reductions in operating costs from operating our stations more efficiently due to synergies recognized.
Station operating expenses include non-cash compensation expense of $0.5 million and $1.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in capital expenditures in 2019. The increase in capital expenditures in 2019 was primarily due to the consolidation and relocation of several studio facilities in larger markets and an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of our integration related cost synergy actions.
Corporate general and administrative expenses include non-cash compensation expense of $1.3 million and $2.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Integration Costs
Integration costs were incurred during the three months ended March 31, 2020 and March 31, 2019 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Other Operating (Income) Expenses
During the three months ended March 31, 2019, we completed a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million. During the three months ended March 31, 2020, we had no such sales activities.
The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income (Loss)
Operating income in the current period decreased primarily due to: (i) a decrease in net revenues, net of station operating expenses of $13.0 million; (ii) a decrease in other operating (income) expenses of $4.6 million; (iii) an increase in restructuring charges of $3.2 million; (iii) an increase in depreciation and amortization expense of $1.4 million; and (iv) an increase in impairment loss of $1.1 million.
These decreases were partially offset by: (i) a decrease corporate, general and administrative expenses of $3.7 million; and (ii) a decrease in integration costs of $0.5 million.
Interest Expense
During the three months ended March 31, 2020, we incurred $1.6 million less in interest expense as compared to the three months ended March 31, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate.
Income (Loss) Before Income Taxes (Benefit)
The decreases in income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.
Income Taxes (Benefit)
Tax Rate for the Three Months Ended March 31, 2020
The effective income tax rate was 25.5% for the three months ended March 31, 2020, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate for the quarter was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We continue to evaluate the impact the CARES Act will have on our tax obligations.
Tax Rate for the Three Months Ended March 31, 2019
The estimated annual effective income tax rate was 39.5%, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.
Net Deferred Tax Liabilities
As of March 31, 2020, and December 31, 2019, our net deferred tax liabilities were $555.5 million and $549.7 million, respectively.
The deferred tax liabilities primarily relate to differences between the book and tax bases of certain of our indefinite-lived intangible assets (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.

Net Income (Loss)
The change in net income (loss) was primarily attributable to the reasons described above under Income (Loss) Before Income Taxes (Benefit) and Income Taxes (Benefit).
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
2019 Refinancing Activities – The Notes
During the second quarter of 2019, we and our finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the “Initial Notes”) under an indenture dated as of April 30, 2019 (the “Base Indenture”).
Interest on the Initial Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
We used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under our Revolver, to repay $425.0 million of existing indebtedness under our Term B-1 Loan.
During the fourth quarter of 2019, we and our financing subsidiary, Entercom Media Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture dated December 13, 2019, (the "First Supplemental Indenture"), and, together with the Base Indenture, the "Indenture"). The Additional Notes are treated as a single series with the $325.0 million Initial Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. The premium on the Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the $425.0 million Notes.
We used net proceeds of the Additional Notes offering to repay $96.7 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan.
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

Liquidity
Although we expect to be negatively impacted by the COVID-19 pandemic, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control Moreover, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.
Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of the $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the three months ended March 31, 2020, we: (i) borrowed the full amount available under our Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; and (ii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan.
As of March 31, 2020, we had $758.1 million outstanding under the Term B-2 Loan and $243.7 million outstanding under the Revolver. In addition, we had $6.3 million in outstanding letters of credit.
As of March 31, 2020, we had $189.2 million in cash and cash equivalents. For the three months ended March 31, 2020, we increased our outstanding debt by $114.9 million due to the previously discussed draw under our Revolver. As of March 31, 2020, our Consolidated Net First Lien Leverage Ratio was 2.5 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
The Credit Facility
The Credit Facility is comprised of the Revolver and the Term B-2 Loan.
On December 13, 2019, we executed an amendment to the Credit Facility ("Amendment No. 4") which, among other things: (i) replaced the Term B-1 Loan with the Term B-2 Loan; (ii) established a new class of revolving credit commitments from a portion of our existing Revolver with a later maturity date; and (iii) made certain other amendments to the Credit Facility.
We executed Amendment No. 4 which established a new class of revolving credit commitments from a portion of our existing revolving commitments with a later maturity date than the revolving credit commitments immediately prior to the effectiveness of the amendment. All but one of the original lenders in the Revolver agreed to extend the maturity date from November 17, 2022 to August 19, 2024.
As a result, approximately $227.3 million (the "New Class Revolver") of the $250 million Revolver has a maturity date of August 19, 2024, and approximately $22.7 million (the "Original Class Revolver") of the $250 million Revolver has a maturity date of November 17, 2022.
The Original Class Revolver provides for interest based upon the Base Rate or LIBOR, plus a margin. The Base Rate is the highest of: (i) the administrative agent's prime rate; (ii) the Federal Reserve Bank of New York's Rate plus 0.5%; or (iii) the one month LIBOR Rate plus 1.0%. The margin may increase or decrease based upon our Consolidated Net First Lien Leverage Ratio as defined in the agreement.
The New Class Revolver provides for interest based upon the Base rate or LIBOR, plus a margin. The margin may increase or decreased based upon our Consolidated Net First Lien Leverage Ratio as defined in the agreement.
The Term B-2 Loan has a maturity date of November 17, 2024, and provides for interest based upon the Base Rate or LIBOR, plus a margin. The Term B-2 Loan amortizes, commencing on March 31, 2020: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement. The Term B-2 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the

Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and the Consolidated Net Secured Leverage Ratio for the prior year. We made our first Excess Cash Flow payment in the first quarter of 2020.
As of March 31, 2020, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently given the impact of COVID-19, the outlook is highly uncertain.
Failure to comply with our financial covenant or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. We will continue to monitor our liquidity position and covenant obligations and assess the impact of the COVID-19 pandemic on our ability to comply with the covenants under the Credit Facility.
Any event of default could have a material adverse effect on our business and financial condition. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and our ability to compete in this environment.
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on November 1, 2024 in the amount of $400.0 million (the “Senior Notes”). The Senior Notes, which were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.
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
Most of our existing subsidiaries, other than Entercom Media Corp. (being the issuer thereof), jointly and severally guaranteed the Senior Notes.
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
Operating Activities
Net cash flows provided by operating activities were $68.1 million and $65.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Despite a reported net loss of $9.1 million for the three months ended March 31, 2020 as compared to a reported net income of $3.1 million for the three months ended March 31, 2019, and a reduction in the gain on deferred compensation plan liabilities of $7.7 million, the cash flows from operating activities increased primarily due to (i) increases in the adjustments for: (a) income tax benefits of $8.5 million; (b) net (gain) loss on sale or disposals of assets of $4.6 million; and (c) provision for bad debts of $4.0 million; and (ii) a reduction in net investment in working capital of $4.5 million. The reduction in net investment in working capital was primarily due to: (i) the timing of settlements of prepaid expenses; (ii) the timing of settlements of accrued interest expense; (iii) the timing of collections of accounts receivable; (iv) the timing of settlements of other long-term liabilities; and (v) the timing of settlements of accounts payable and accrued liabilities.
Investing Activities
Net cash flows used in investing activities were $9.7 million for the three months ended March 31, 2020, which primarily reflect the purchase of property and equipment of $8.6 million and the purchase of and intangible assets of $1.1 million.
Net cash flows provided by investment activities were $4.0 million for the three months ended March 31, 2019, which primarily reflect proceeds received from dispositions of assets in the amount of $24.5 million, less additions to property and equipment and intangible assets of $20.5 million.
Financing Activities
Net cash flows provided by financing activities were $110.5 million for the three months ended March 31, 2020, which primarily reflect: (i) the borrowing under the Revolver of $146.7 million; (ii) the payments of amounts due under the Revolver of $20.0 million; (iii) the payments of long term debt of $11.9 million; and (iv) the payment of dividends on common stock of $2.7 million.
Net cash flows used in financing were and $193.7 million for the three months ended March 31, 2019, which primarily reflect: (i) the payments of long term debt of $180.0 million; and (ii) the payment of dividends on common stock of $12.4 million.
Dividends
On November 2, 2017, our Board approved an increase to the annual common stock dividend program to $0.36 per share, beginning with the dividend paid in the fourth quarter of 2017. On August 9, 2019, our Board of Directors reduced the annual common stock dividend program to $0.08 per share of common stock. Quarterly dividend payments approximate $2.7 million per quarter (without considering any further reduction in shares from our stock buyback program).
Following the payment of the quarterly dividend payment for the first quarter of 2020, we suspended our quarterly dividend program.
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
During the three months ended March 31, 2020, we did not repurchase any shares under the 2017 Share Repurchase Program. As of March 31, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
During the three months ended March 31, 2020, we paid $1.3 million in state income taxes.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our net operating losses ("NOLs") for post-acquisition tax years. We may need to make additional federal and state estimated tax payments during the remainder of the year.

Capital Expenditures
Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2020 were $9.7 million. We anticipate that total capital expenditures in 2020 will be between $25 million and $30 million. This figure includes approximately $2 million that will be reimbursed by landlords for tenant improvement allowances.
Contractual Obligations
As of March 31, 2020, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, other than as described below.
As discussed above in the liquidity section, during the three months ended March 31, 2020, we borrowed the full amount available under the Revolver. Additionally, we made required Excess Cash Flow payments and quarterly amortization payments due under the Term B-2 Loan. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $114.9 million during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2020. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019 except as disclosed in Note 1, Basis of Presentation and Significant Policies to our consolidated financial statements.

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
A deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations could all be potential indicators of an impairment charge to the remaining goodwill attributable to the podcasting reporting unit, which could be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.

As of March 31, 2020, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting License at Risk
The results of the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2019 indicated that there were 15 units of accounting where the fair value exceeded their carrying value by 15% or less. In aggregate, these 15 units of accounting have a carrying value of $1,406.7 million at March 31, 2020.
Holding all of the assumptions used in the annual impairment assessment conducted during the fourth quarter of 2019 constant, changes in the assumptions below would reduce the fair value of these 15 markets as follows:

Sensitivity Analysis (1)
Percentage change in broadcasting licenses fair value
Increase in the discount rate from 8.5% to 9.5%	5%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	less than 1%
Reduction in operating profit margin by 10%	2%
(1) Each assumption used in the sensitivity analysis is independent of the other assumptions
If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
As of March 31, 2020, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of March 31, 2020, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $7.5 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2020.
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

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts (in millions)						(amounts (in millions)
						Jun. 29, 2020	$460.0
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$560.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$560.0
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
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of March 31, 2020 was $3.4 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2020, we did not have any investments in money market instruments.
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

PART II
OTHER INFORMATION
ITEM 1.  Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020. Refer to Note 16, Contingencies And Commitments, for additional information.
ITEM 1A Risk Factors
Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020. The risk factors set forth below update, and should be read together with, the risk factors described in "Item 1A, Risk Factors," in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
The effects of the current novel coronavirus ("COVID-19") global pandemic, or the perception of its effects, on our operations and the operations of our customers, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China and resulted in an outbreak with infections throughout China and abroad, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings, and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business.
The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. Furthermore, we believe that we will experience additional declines in advertising revenues as a result of the suspension of the National Hockey League and National Basketball Association seasons and the delay of Major League Baseball as well as reductions in event revenues as a result of the cancellation of concerts and other live events due to the current limitations on social gatherings and stay-at-home orders in place.
Additionally, our Credit Facility requires us to maintain compliance with a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times as of March 31, 2020. Under certain circumstances, the Consolidated Net First Lien Leverage ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and our ability to compete in this environment.

The extent to which our results are affected by COVID-19 will largely depend on future developments, which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows, as well as heighten the other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

If we are not in compliance with the continued listing standards of the New York Stock Exchange, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Our common stock is currently traded on the New York Stock Exchange. Our common stock may fail to comply with the minimum average closing price requirement for continued listing on that market if the average closing price of our common stock falls below the required $1.00 per share minimum over any 30 consecutive trading-day period.
On April 3, 2020, the closing price for our common stock fell below $1.00 per share. Subsequent to that date, the closing price for our common stock surpassed $1.00 per share and continued to fluctuate above and below $1.00 per share.
Although we are currently in compliance with all applicable continued listing requirements and have received no contradictory notification from the New York Stock Exchange, further dramatic declines in the stock market may lead to further declines in the price of our common stock. We continually monitor our compliance with the New York Stock Exchange's continued listing requirements.
There can be no assurance that we will be able to comply with the minimum closing price requirement, or any other requirement in the future.
ITEM 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended March 31, 2020:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2020 - January 31, 2020	580	$4.30	—	$41,578,230
February 1, 2020 - February 29, 2020	81,278	$4.46	—	$41,578,230
March 1, 2020 - March 31, 2020	350,614	$2.92	—	$41,578,230
Total	432,472		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 580 shares at an average price of $4.30 in January 2020; (ii) 81,278 shares at an average price of $4.46 in February 2020; and (iii) 350,614 shares at an average price of $2.92 in March 2020. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2020.

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

3.2 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 of Entercom’s Current Report on Form 8-K as filed on December 21, 2007)

3.3 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.02 to Entercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #
Articles of Amendment to the Articles of Incorporation of Entercom Communications Corp. dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #
Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.6 #
Statement with Respect to Shares for Series A Junior Participating Convertible Preferred Stock of Entercom Communications Corp., filed with the Department of State of the Commonwealth of Pennsylvania on April 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated April 21, 2020 of Entercom Communications Corp.).

3.7 #
Statement with Respect to Shares for Series B Junior Participating Convertible Preferred Stock of Entercom Communications Corp., filed with the Department of State of the Commonwealth of Pennsylvania on April 21, 2020. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated April 21, 2020 of Entercom Communications Corp.).

3.8 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 24, 2019)
3.9 #	Amendment No. 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 7, 2020).
3.10 #
Rights Agreement, dated April 20, 2020, between Entercom Communications Corp. and American Stock Transfer & Trust Company, LLC, which includes the Statement with Respect to Shares for Series A Junior Participating Convertible Preferred Stock as Exhibit A-1, the Statement with Respect to Shares for Series B Junior Participating Convertible Preferred Stock as Exhibit A-2, the Form of Right Certificate as Exhibit B-1, the Form of Right Certificate as Exhibit B-2 and the Summary of Rights to Purchase Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated April 21, 2020 of Entercom Communications Corp.).

4.1 #
Indenture for Senior Notes, dated as of October 17, 2016, by and among Entercom Media Corp. (formerly CBS Radio, Inc.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 of Entercom’s Registration Statement on Form S-4 (File No. 333-217273))

4.2 #
Supplemental Indenture, dated as of November 17, 2017, by and among Entercom Radio, LLC, the other guarantor parties named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on November 17, 2017)

4.3 #
Supplemental Indenture, dated December 8, 2017, by and between Entercom Media Corp. (formerly CBS Radio Inc.) and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2017)

4.4 #
Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Entercom Media Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.1 to Entercom’s Current Report on Form 8-K filed on May 1, 2019)

4.5 #	Form of 6.500% Senior Secured Second-Lien Notes due 2027 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to Entercom’s Current Report on Form 8-K filed on May 1, 2019
4.6 #
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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 19, 2020	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 19, 2020	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)