Form 10-Q/A
period 2020-03-31
ENTERCOM COMMUNICATIONS CORP
filed 2020-05-26
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2020.
i

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Entercom Communications Corp. (“Entercom,” “we,” “our” or “us”) for the quarter ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2020 (the “Quarterly Report”), is to add this Explanatory Note regarding our reliance on certain conditional relief provided by order of the SEC, which was inadvertently omitted from the Quarterly Report.

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”).

As previously reported on Form 8-K filed with the SEC on April 30, 2020, we are relying on the SEC Order to delay the filing of our Quarterly Report due to circumstances related to the COVID-19 outbreak. In particular, COVID-19 and related precautionary responses have caused limited access to our facilities and disrupted our normal interactions among our accounting personnel and other staff involved in the completion of our quarterly review and preparation of the Quarterly Report. These restrictions have slowed the completion of our internal quarterly review, including evaluating the various impacts of COVID-19 on our financial statements, and preparing and completing in a timely manner the Quarterly Report.

No other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Quarterly Report.
ii

ITEM 6. Exhibits

Exhibit Number	Description
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: May 26, 2020	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 26, 2020	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)

4