Form 10-Q
period 2020-06-30
ENTERCOM COMMUNICATIONS CORP
filed 2020-08-10
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Class A common stock, $0.01 par value – 133,959,300 Shares Outstanding as of July 31, 2020
(Class A Shares Outstanding include 2,656,824 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of July 31, 2020.
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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS:
Cash	$208,222	$20,393
Accounts receivable, net of allowance of $18,311 in 2020 and $17,515 in 2019	199,077	378,912
Prepaid expenses, deposits and other	47,763	25,375
Total current assets	455,062	424,680
Investments	3,305	3,305
Property and equipment, net	346,984	350,666
Operating lease right-of-use assets	244,354	259,613
Radio broadcasting licenses	2,503,546	2,508,121
Goodwill	43,892	43,920
Assets held for sale	509	10,188
Other assets, net	35,549	43,185

TOTAL ASSETS	$3,633,201	$3,643,678

LIABILITIES:
Accounts payable	$9,062	$5,961
Accrued expenses	50,856	76,078
Other current liabilities	58,564	76,837
Operating lease liabilities	35,699	35,335
Long-term debt, current portion	5,488	16,377
Total current liabilities	159,669	210,588
Long-term debt, net of current portion	1,821,515	1,697,114
Operating lease liabilities, net of current portion	238,152	253,346
Net deferred tax liabilities	539,874	549,658
Other long-term liabilities	55,681	51,529
Total long-term liabilities	2,655,222	2,551,647
Total liabilities	2,814,891	2,762,235

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,380	1,379
Additional paid-in capital	1,658,210	1,655,781
Accumulated deficit	(838,527)	(775,578)
Accumulated other comprehensive income (loss)	(2,753)	(139)
Total shareholders' equity	818,310	881,443
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,633,201	$3,643,678
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2020	2019	2020	2019
NET REVENUES	$175,868	$380,665	$472,898	$689,670

OPERATING EXPENSE:
Station operating expenses	189,473	279,170	439,524	528,155
Depreciation and amortization expense	12,620	10,964	25,118	22,069
Corporate general and administrative expenses	10,276	17,315	27,513	38,250
Integration costs	(132)	1,456	490	2,591
Restructuring charges	4,895	3,362	9,104	4,376
Impairment loss	4,157	—	5,207	—
Merger and acquisition costs	61	33	61	42
Other expenses related to financing	—	1,864	—	1,864
Net time brokerage agreement (income) fees	—	53	—	93
Net (gain) loss on sale or disposal of assets	(228)	1,686	(228)	(2,914)
Total operating expense	221,122	315,903	506,789	594,526
OPERATING INCOME (LOSS)	(45,254)	64,762	(33,891)	95,144
Interest expense	21,642	24,944	45,263	50,164
Loss on extinguishment of debt	—	1,781	—	1,781
OTHER (INCOME) EXPENSE	—	1,781	—	1,781

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(66,896)	38,037	(79,154)	43,199
INCOME TAX (BENEFIT) EXPENSE	(13,085)	12,045	(16,205)	14,083
NET INCOME (LOSS)	(53,811)	25,992	(62,949)	29,116
NET INCOME (LOSS) PER SHARE - BASIC	$(0.40)	$0.19	$(0.47)	$0.21
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.40)	$0.19	$(0.47)	$0.21
WEIGHTED AVERAGE SHARES:
Basic	134,804,963	138,760,483	134,785,749	138,684,845
Diluted	134,804,963	139,074,229	134,785,749	139,221,904
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(53,811)	$25,992	$(62,949)	$29,116

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	(260)	(224)	(2,614)	(224)

COMPREHENSIVE INCOME (LOSS)	$(54,071)	$25,768	$(65,563)	$28,892
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$—	$1,334,260
Net income (loss)	—	—	—	—	—	3,125	—	3,125
Compensation expense related to granting of stock awards	1,406,722	14	—	—	3,559	—	—	3,573
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	84,958	1	—	—	378	—	—	379
Exercise of stock options	180,300	2	—	—	242	—	—	244
Purchase of vested employee restricted stock units	(204,499)	(2)	—	—	(1,424)	—	—	(1,426)
Payment of dividends on common stock	—	—	—	—	(12,913)	—	—	(12,913)
Dividend equivalents, net of forfeitures	—	—	—	—	(463)	—	—	(463)
Application of amended leasing guidance	—	—	—	—	—	4,719	—	4,719
Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$—	$1,331,498
Net income (loss)	—	—	—	—	—	25,992	—	25,992
Compensation expense related to granting of stock awards	(38,774)	—	—	—	3,393	—	—	3,393
Issuance of common stock related to the ESPP	73,791	1	—	—	363	—	—	364
Purchase of vested employee restricted stock units	(216,828)	(2)	—	—	(1,298)	—	—	(1,300)
Payment of dividends on common stock	—	—	—	—	(13,140)	—	—	(13,140)
Dividend equivalents, net of forfeitures	—	—	—	—	1,059	—	—	1,059
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2019	138,465,883	$1,386	4,045,199	$40	$1,673,268	$(326,828)	$(224)	$1,347,642

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	$(139)	$881,443
Net income (loss)	—	—	—	—	—	(9,138)	—	(9,138)
Compensation expense related to granting of stock awards	440,129	4	—	—	4,113	—	—	4,117
Issuance of common stock related to the ESPP	165,756	2	—	—	239	—	—	241
Purchase of vested employee restricted stock units	(432,472)	(4)	—	—	(1,390)	—	—	(1,394)
Payment of dividends on common stock	—	—	—	—	(3,221)	—	—	(3,221)
Dividend equivalents, net of forfeitures	—	—	—	—	493	—	—	493
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(2,354)	(2,354)
Balance, March 31, 2020	134,041,034	$1,341	4,045,199	$40	$1,656,015	$(784,716)	$(2,493)	$870,187
Net income (loss)	—	—	—	—	—	(53,811)	—	(53,811)
Compensation expense related to granting of stock awards	(30,040)	—	—	—	2,274	—	—	2,274
Purchase of vested employee restricted stock units	(41,002)	(1)	—	—	(52)	—	—	(53)
Payment of dividends on common stock	—	—	—	—	(189)	—	—	(189)
Dividend equivalents, net of forfeitures	—	—	—	—	162	—	—	162
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(260)	(260)
Balance, June 30, 2020	133,969,992	$1,340	4,045,199	$40	$1,658,210	$(838,527)	$(2,753)	$818,310
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(62,949)	$29,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,118	22,069
Net amortization of deferred financing costs (net of original issue discount and debt premium)	245	(97)
Net deferred taxes (benefit) and other	(9,784)	(3,752)
Provision for bad debts	9,224	1,819
Net (gain) loss on sale or disposal of assets	(228)	(2,914)
Non-cash stock-based compensation expense	4,224	6,966
Net loss on extinguishment of debt	—	1,781
Deferred compensation	(1,097)	3,767
Impairment loss	5,207	—
Accretion expense, net of asset retirement obligation adjustments	31	34
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	173,341	20,232
Prepaid expenses and deposits	(22,388)	(7,739)
Accounts payable and accrued liabilities	(38,223)	(8,528)
Accrued interest expense	(169)	3,104
Accrued liabilities - long-term	2,071	(7,561)
Net cash provided by (used in) operating activities	84,623	58,297

INVESTING ACTIVITIES:
Additions to property and equipment	(14,975)	(38,710)
Proceeds from sale of radio stations and other assets	10,416	24,692
Additions to amortizable intangible assets	(1,118)	(2,003)
Purchases of investments	—	(1,500)
Net cash provided by (used in) investing activities	(5,677)	(17,521)

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	146,749	119,000
Net proceeds from the notes	—	325,000
Payments of long-term debt	(13,250)	(615,000)
Payments of revolving senior debt	(20,000)	—
Payment for debt issuance costs	—	(3,910)
Proceeds from issuance of employee stock plan	241	743
Proceeds from the exercise of stock options	—	244
Purchase of vested employee restricted stock units	(1,447)	(2,726)
Payment of dividends on common stock	(2,692)	(24,917)
Payment of dividend equivalents on vested restricted stock units	(718)	(1,137)
Net cash provided by (used in) financing activities	108,883	(202,703)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	187,829	(161,927)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	20,393	192,258
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,222	$30,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,965	$47,794
Income taxes	$1,297	$14,546
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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
The Company considers the applicability of any variable interest entities (“VIEs”) that are required to be consolidated by the primary beneficiary. As of June 30, 2020, and December 31, 2019, there were no VIEs requiring consolidation in these financial statements.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in its Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 2, 2020.
COVID-19
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak with infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on the Company's business and operations. While the full impact of this outbreak is not yet known, the Company is closely monitoring the spread of COVID-19 and continually assessing its effects on the Company, including how it has and will continue to have an impact on advertisers, professional sports and live events.
In response to the COVID-19 pandemic, the Company has taken certain measures to mitigate the COVID-19 pandemic's financial impact, including, but not limited to: (i) borrowing the full amount available under the Company's revolving credit facility as a precautionary measure to preserve financial flexibility; (ii) temporary salary reductions implemented across senior management and the broader organization; (iii) temporary freezing of contractual salary increases in 2020; (iv) furlough and termination of select employees; (v) suspension of new employee hiring, travel and entertainment, 401(k) matching program, employee stock purchase program, and quarterly dividend program; and (vi) reduction of sales and promotions spend as well as certain consulting and other discretionary expenses.
The COVID-19 pandemic has had, and is expected to continue to have, a material impact on the Company's business operations, financial position, cash flows, liquidity, and capital resources and results of operations. The full extent to which the COVID-19 pandemic impacts the Company's business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be accurately estimated at this time.

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
2019 Cadence13 Acquisition
On October 16, 2019, the Company completed its acquisition of Cadence13, Inc. ("Cadence13") by purchasing the remaining shares in Cadence13 that it did not already own. The Company initially acquired a 45% interest in Cadence13 in July 2017. The Company acquired the remaining interest in Cadence13 for a purchase price of $24.3 million in cash plus working capital (the "Cadence13 Acquisition").
In connection with this step acquisition of Cadence13, the Company remeasured its previously held equity interest to fair value and recognized a gain of $5.3 million and removed the investment in Cadence13 from its records. Upon completion of the Cadence13 Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on the timing of the Cadence13 Acquisition, the Company's condensed consolidated financial statements for the six and three months ended June 30, 2020, reflect the results of Cadence13's operations. The Company's condensed consolidated financial statements for the six and three months ended June 30, 2019, do not reflect the results of Cadence13's operations.
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

		Measurement
	Preliminary Value	Period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Property, plant and equipment	$654	$—	$654
Total tangible property	654	—	654
Operating lease right-of-use asset	62	—	62
Deferred tax asset	2,900	28	2,928
Cadence13 brand	5,977	—	5,977
Goodwill	31,392	(28)	31,364
Total tangible and other assets	40,331	—	40,331
Operating lease liabilities	(985)	—	(985)
Net working capital	(757)	—	(757)
Preliminary fair value of net assets acquired	$39,243	$—	$39,243

The aggregate fair value purchase price allocation for the assets acquired in the Cadence13 Acquisition as reported on the Company's Form 10-K filed with the SEC on March 2, 2020, was revised during six months ended June 30, 2020 due to a change to the deferred tax assets associated with the acquired company which resulted in a decrease to acquired goodwill.
2019 Pineapple Street Media Acquisition
On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Upon completion of the Pineapple Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on this timing, the Company’s condensed consolidated financial statements for the six and three months ended June 30, 2020 reflect the results of Pineapple’s operations. The Company’s condensed consolidated financial statements for the six and three months ended June 30, 2019 do not reflect the results of Pineapple’s operations.
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

Final Value
(amounts in thousands)
Assets
Accounts receivable	$997
Pineapple Street Media brand	1,793
Goodwill	12,445
Total assets	$15,235
Unearned revenue	238
Accounts payable	30
Total liabilities	$268
Final fair value of net assets acquired	$14,967
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
Based on the timing of the Cumulus Exchange, the Company’s condensed consolidated financial statements for the six and three months ended June 30, 2020: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. The Company’s condensed consolidated financial statements for the six and three months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs.
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

Final Value
(amounts in thousands)
Assets
Equipment	$844
Total tangible property	844
Radio broadcasting licenses	19,576
Goodwill	2,080
Total intangible and other assets	21,656
Total assets	$22,500
Final fair value of net assets acquired	$22,500

Integration Costs
The Company incurred integration costs of $0.5 million and $2.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Integration costs were expensed as a separate line item in the condensed consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the CBS Radio business acquisition in November 2017 (the "Merger").
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the six and three months ended June 30, 2020 and June 30, 2019 assumes that the acquisitions in 2019 had occurred as of January 1, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$175,868	$394,006	$472,898	$714,019
Net income (loss)	$(53,811)	$24,285	$(62,949)	$25,861
Net income (loss) per common share - basic	$(0.40)	$0.18	$(0.47)	$0.19
Net income (loss) per common share - diluted	$(0.40)	$0.17	$(0.47)	$0.19
Weighted shares outstanding basic	134,804,963	138,760,483	134,785,749	138,684,845
Weighted shares outstanding diluted	134,804,963	139,074,229	134,785,749	139,221,904

3. RESTRUCTURING CHARGES
Restructuring Charges
Restructuring charges were expensed as a separate line item in the condensed consolidated statements of operations.
The components of restructuring charges are as follows:

	Six Months Ended June 30,
	2020	2019
	(amounts in thousands)
Workforce reduction	9,055	3,793
Other restructuring costs	49	583
Total restructuring charges	$9,104	$4,376

	Three Months Ended June 30,
	2020	2019
	(amounts in thousands)
Workforce reduction	4,895	3,100
Other restructuring costs	—	262
Total restructuring charges	$4,895	$3,362
Restructuring Plan
During the first quarter of 2020, the Company initiated a restructuring plan to help mitigate the adverse impact that the COVID-19 pandemic is having on financial results and business operations. The Company continues to evaluate what, if any further actions may be necessary related to the COVID-19 pandemic. The Company currently anticipates that the remaining restructuring and related charges will occur by the end of 2020.
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
The estimated amount of unpaid restructuring charges as of June 30, 2020 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019
	(amounts in thousands)
Restructuring charges, beginning balance	$4,251	$7,077
Additions	9,104	6,976
Payments	(9,049)	(9,802)
Restructuring charges unpaid and outstanding	4,306	4,251
Restructuring charges - noncurrent portion	(1,002)	(1,483)
Restructuring charges - current portion	$3,304	$2,768

4. REVENUE
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.9 million and $5.1 million as of June 30, 2020 and December 31, 2019, respectively.

Description	June 30, 2020	December 31, 2019
	(amounts in thousands)
Receivables, included in "Accounts receivable net of allowance for doubtful accounts"	$196,265	$376,504
Unearned revenue - current	11,717	9,894
Unearned revenue - noncurrent	1,703	2,113
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
Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended June 30, 2020
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2020	$12,007
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(1,729)
Additional amounts recognized during period	3,142
Ending balance	$13,420
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Six Months Ended June 30,
	2020	2019
Revenue by Source	(amounts in thousands)
Broadcast revenues	$444,372	$635,086
Event and other revenues	23,098	46,401
Trade and barter revenues	5,428	8,183
Net revenues	$472,898	$689,670

	Three Months Ended June 30,
	2020	2019
Revenue by Source	(amounts in thousands)
Broadcast revenues	$167,615	$350,620
Event and other revenues	6,312	26,875
Trade and barter revenues	1,941	3,170
Net revenues	$175,868	$380,665

5. LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

	Six Months Ended June 30,
Lease Cost	2020	2019
	(amounts in thousands)
Operating lease cost	$24,313	$25,051
Variable lease cost	5,198	$4,551
Short-term lease cost	—	$177
Total lease cost	$29,511	$29,779

	Three Months Ended June 30,
Lease Cost	2020	2019
	(amounts in thousands)
Operating lease cost	$12,167	$12,583
Variable lease cost	2,431	2,499
Short-term lease cost	—	79
Total lease cost	$14,598	$15,161
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
Description	2020	2019
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$28,760	$26,167
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$5,229	$307,844
(1)ROU assets obtained in exchange for lease obligations in 2019 include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the six months ended June 30, 2019.
Maturities
The aggregate maturities of the Company’s lease liabilities as of June 30, 2020 are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending December 31:
Remainder of 2020	$23,982
2021	51,099
2022	45,441
2023	41,344
2024	38,006
Thereafter	133,804
Total lease payments	$333,676
Less: imputed interest	$(59,825)
Total	$273,851
As of June 30, 2020, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,508,121	$2,516,625
Disposition of radio stations (See Note 2)	—	(17,940)
Acquisitions (See Note 2)	—	19,576
Loss on impairment	(4,143)	—
Assets held for sale (See Note 14)	(432)	(10,140)
Ending period balance	$2,503,546	$2,508,121
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,024,467	$982,663
Accumulated loss on impairment as of January 1,	(980,547)	(443,194)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	43,920	539,469
Loss on impairment during year	—	(537,353)
Dispositions (See Note 2)	—	(4,862)
Acquisitions (See Note 2)	—	46,666
Measurement period adjustments to acquired goodwill (See Note 2)	(28)	—
Ending period balance	$43,892	$43,920
Interim Impairment Assessment
In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, management considers several factors in determining whether it is more likely than not that the carrying value of the Company’s broadcasting licenses or goodwill exceeds the fair value of the Company’s broadcasting licenses or goodwill. The analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which the Company operates, an increased competitive environment, a change in the market for the Company’s products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of the Company’s net assets; and (vii) a sustained decrease in the Company’s share price.
The Company evaluates the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of the Company’s broadcasting licenses and goodwill and their respective fair value amounts, including positive mitigating events and circumstances.
Subsequent to the annual impairment test conducted during the fourth quarter of 2019, the Company continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, the Company determined that the changes in circumstances warranted an interim impairment assessment on its broadcasting licenses during the second quarter of the current year. Due to changes in facts and circumstances, the Company revised its estimates with respect to projected operating performance and discount rates used in the interim impairment assessment.

In connection with the interim impairment assessment conducted during the second quarter of 2020, the Company determined the carrying value of its broadcasting licenses was impaired and recorded an impairment loss of $4.1 million ($3.0 million net of tax).
After assessing the totality of events and circumstances listed above, the Company determined that it was more likely than not that the fair value of the Company's goodwill, which is solely attributable to the podcasting reporting unit, was greater than its carrying amount. Accordingly, the Company did not conduct an impairment test on its goodwill during the second quarter of the current year.
Broadcasting Licenses Impairment Test
During the fourth quarter of 2019, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the condensed consolidated balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
During the second quarter of the current year, the Company completed an interim impairment test for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company’s markets and, accordingly, recorded an impairment loss of $4.1 million, ($3.0 million, net of tax).
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
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments for each respective period.

Estimates And Assumptions
	Second Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018	Second Quarter 2017
Discount rate	8.00%	8.50%	9.00%	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 36%	18% to 36%	22% to 37%	22% to 37%	19% to 40%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.8%	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%	1.0% to 2.0%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.
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
The Company determined that it was more likely than not that the fair value of the podcasting reporting unit's goodwill exceeded its carrying value as of June 30, 2020. Accordingly, the Company did not proceed with conducting an impairment assessment.
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
7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Accrued compensation	$13,907	$28,871
Accounts receivable credits	2,373	3,798
Advertiser obligations	4,422	4,095
Accrued interest payable	9,713	9,882
Unearned revenue	11,717	9,894
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	5,819	6,321
Non-income tax liabilities	2,389	1,685
Income taxes payable	—	3,925
Other	3,590	3,732
Total other current liabilities	$58,564	$76,837

8. LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Credit Facility
Revolver	$243,749	$117,000
Term B-2 Loan, due November 17, 2024	756,750	770,000
Plus unamortized premium	1,824	1,968
	1,002,323	888,968
Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	4,659	5,000
	429,659	430,000
Senior Notes
7.25% senior unsecured notes, due November 1, 2024	400,000	400,000
Plus unamortized premium	10,519	11,732
	410,519	411,732

Other debt	807	873
Total debt before deferred financing costs	1,843,308	1,731,573
Current amount of long-term debt	(5,488)	(16,377)
Deferred financing costs (excludes the revolving credit)	(16,305)	(18,082)
Total long-term debt	$1,821,515	$1,697,114
Outstanding standby letters of credit	$6,389	$5,862

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
The Company used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under its revolving credit facility (the "Revolver"), to repay $425.0 million of existing indebtedness under the Company's term loan component previously outstanding (the "Term B-1 Loan").
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
The Credit Facility
Immediately following the 2019 refinancing activities described above, the Company's credit agreement (the "Credit Facility"), as amended, was comprised of a $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the six months ended June 30, 2020, the Company: (i) borrowed the full amount available under the Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; and (ii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan.
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

The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2020. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2020, the Company’s Consolidated Net First Lien Leverage Ratio was 2.5 times.
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
As of June 30, 2020, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
Subsequent to June 30, 2020, the Company executed an amendment to the Credit Facility which amends the Company's financial covenants under the Credit Facility. Refer to Note 17, Subsequent Events, for additional information.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2020	2019
	(amounts in thousands)
Interest expense	$45,059	$50,987
Amortization of deferred financing costs	1,943	1,472
Amortization of original issue discount (premium) of senior notes	(1,698)	(1,570)
Interest income and other investment income	(41)	(725)
Total net interest expense	$45,263	$50,164

	Net Interest Expense
	Three Months Ended June 30,
	2020	2019
	(amounts in thousands)
Interest expense	$21,505	$25,253
Amortization of deferred financing costs	998	671
Amortization of original issue discount (premium) of senior notes	(849)	(855)
Interest income and other investment income	(12)	(125)
Total net interest expense	$21,642	$24,944
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
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of June 30, 2020, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$460.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$460.0
For the six months ended June 30, 2020, the Company recorded the net change in the fair value of this derivative as a loss of $3.6 million (net of a tax benefit of $1.0 million as of June 30, 2020) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2020, the fair value of these derivatives was a liability of $3.8 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company expects to reclassify approximately $1.1 million of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2020 and December 31, 2019:

	Accumulated Derivative Gain (Loss)
Description	June 30, 2020	December 31, 2019
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(2,753)	$(139)
When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flows are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. Amounts reported in accumulated other comprehensive income (loss) related to the interest rate collar will be reclassified to interest income or interest expense as interest payments are received or made. The following tables presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the six and three months ended June 30, 2020 and June 30, 2019.

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2020	2019	2020	2019
(amounts in thousands)
$(2,614)	$(224)	$116	$—

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended June 30,
2020	2019	2020	2019
(amounts in thousands)
$(260)	$(224)	$116	$—

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of June 30, 2020, the notional investments underlying the TRS amounted to $24 million. The contract term of the TRS is through April 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the six and three months ended June 30, 2020, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $2.0 million benefit. Of this amount, a $1.1 million benefit was recorded in corporate, general and administrative expenses and a $0.9 million benefit was recorded in station operating expenses.

10. NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(53,811)	$25,992	$(62,949)	$29,116
Denominator
Basic weighted average shares outstanding	134,805	138,760	134,786	138,685
Net income (loss) per share - Basic	$(0.40)	$0.19	$(0.47)	$0.21
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(53,811)	$25,992	$(62,949)	$29,116
Denominator
Basic weighted average shares outstanding	134,805	138,760	134,786	138,685
Effect of RSUs and options under the treasury stock method	—	314	—	537
Diluted weighted average shares outstanding	134,805	139,074	134,786	139,222
Net income (loss) per share - Diluted	$(0.40)	$0.19	$(0.47)	$0.21

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Impact Of Equity Issuances	2020	2019	2020	2019
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	545	609	550
Price range of options: from	$3.54	$6.43	$3.54	$6.43
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	2,497	2,239	2,708	1,807
RSUs excluded with service and market conditions as market conditions not met	199	70	199	70
Excluded shares as anti-dilutive when reporting a net loss	70	—	133	—

11. SHARE-BASED COMPENSATION
Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current year-to-date period ended June 30, 2020:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2020
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2019	3,861
RSUs awarded	June 30, 2020	580
RSUs released	June 30, 2020	(1,599)
RSUs forfeited	June 30, 2020	(170)
RSUs outstanding as of:	June 30, 2020	2,672	$—	1.4	$3,661
RSUs vested and expected to vest as of:	June 30, 2020	2,672	$—	1.4	$3,661
RSUs exercisable (vested and deferred) as of:	June 30, 2020	41	$—	0	$57
Weighted average remaining recognition period in years		2.3
Unamortized compensation expense		$13,999
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

Option Activity
The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2020	2019
	(amounts in thousands)
Intrinsic value of options exercised	$—	$1,272
Tax benefit from options exercised (1)	$—	$73
Cash received from exercise price of options exercised	$—	$244

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
The following table presents the option activity under the Plan during the current year-to-date period ended June 30, 2020:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of June 30 2020
	(amounts in thousands)
Options outstanding as of:	December 31, 2019	543	$12.06
Options granted	June 30, 2020	66	5.40
Options outstanding as of:	June 30, 2020	609	$11.33	4.3	$—
Options vested and expected to vest as of:	June 30, 2020	609	$11.33	4.3	$—
Options vested and exercisable as of:	June 30, 2020	543	$12.06	3.7	$—
Weighted average remaining recognition period in years		1.0
Unamortized compensation expense		$50
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable June 30, 2020	Weighted Average Exercise Price
From	To
$3.54	7.01	66,775	9.0	5.40	—	$—
$9.66	13.98	542,582	3.7	12.06	542,582	$12.06
$3.54	13.98	609,357	4.3	11.33	542,582	$12.06

Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Six Months Ended June 30,
	2020	2019
	(amounts in thousands)
Station operating expenses	$1,029	$2,668
Corporate general and administrative expenses	3,195	4,298
Stock-based compensation expense included in operating expenses	4,224	6,966
Income tax benefit (1)	950	1,493
After-tax stock-based compensation expense	$3,274	$5,473

	Three Months Ended June 30,
	2020	2019
	(amounts in thousands)
Station operating expenses	$527	$1,243
Corporate general and administrative expenses	1,917	2,150
Stock-based compensation expense included in operating expenses	2,444	3,393
Income tax benefit (1)	581	745
After-tax stock-based compensation expense	$1,863	$2,648
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12. INCOME TAXES
Tax Rates for the Six Months and Three Months Ended June 30, 2020
The Company recognized an income tax benefit for the six and three months ended June 30, 2020 at effective income tax rates of 20.5% and 19.6%, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year. The effective income tax rate for the period was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
The Company estimates that its 2020 annual tax rate before discrete items, will be between 20% and 25%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on the utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company determined the CARES Act will not have a material impact on its overall income tax expense.
Tax Rates for the Six Months and Three Months Ended June 30, 2019
The effective income tax rates were 32.6% and 31.7% for the six months and three months ended June 30, 2019, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year.

Net Deferred Tax Assets and Liabilities
As of June 30, 2020, and December 31, 2019, net deferred tax liabilities were $539.9 million and $549.7 million, respectively. The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income.
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

	Fair Value Measurements At Reporting Date
Description	Balance at June 30, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$29,444	$23,388	$—	$—	$6,056
Interest Rate Cash Flow Hedge (3)	$3,753	$—	$3,753	$—	$—

Description	Balance at December 31, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,229	$25,592	$—	$—	$7,637
Interest Rate Cash Flow Hedge (3)	$189	$—	$189	$—	$—
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
During the second quarter of 2020, the Company reviewed the fair value of its broadcasting licenses. As a result of this assessment, the Company concluded that certain of its broadcasting licenses were impaired as the fair value of these assets was less than their carrying value. Accordingly, the Company recorded a $4.1 million impairment charge ($3.0 million, net of tax) on its broadcasting licenses in the second quarter of 2020.
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the fourth quarter of 2019, the Company recorded a $6.0 million impairment charge related to ROU asset impairment. The Company recorded an immaterial impairment charge related to ROU asset impairment during the six months ended June 30, 2020.
During the fourth quarter of 2019, the Company recorded a $2.2 million impairment charge related to impairment of property and equipment.
During the six months ended June 30, 2020, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B-2 Loan (1)	$756,750	$699,994	$770,000	$774,813
Revolver (2)	$243,749	$243,749	$117,000	$117,000
Senior Notes (3)	$400,000	$338,000	$400,000	$423,250
Notes (4)	$425,000	$386,750	$425,000	$454,750
Other debt (5)	$807		$873
Letters of credit (5)	$6,389		$5,862
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
The following table presents the Company’s investments valued under the measurement alternative as of the dates indicated:

	Investments Valued Under the Measurement Alternative
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Investment balance before cumulative
impairment as of January 1,	$3,305	$11,205
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative
impairment as of January 1,	3,305	11,205
Removal of investment in connection with step acquisition	—	(9,700)
Acquisition of interest in a privately held company	—	1,800
Ending period balance	$3,305	$3,305

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
As of December 31, 2019, the Company entered into an agreement with a third party to dispose of equipment and a broadcasting license in Boston, Massachusetts. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2019. In aggregate, these assets had a carrying value of approximately $10.2 million. In the second quarter of 2020, the Company completed this sale for $10.8 million in cash. The Company recognized a gain on the sale, net of sales commissions and other expenses, of approximately $0.2 million.
During the second quarter of 2020, the Company entered into an agreement with a third party to dispose of equipment and two broadcasting licenses in Greensboro, North Carolina. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2020. In aggregate, these assets had a carrying value of $0.5 million. This transaction is expected to close within one year.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.

The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	June 30, 2020	December 31, 2019
	(amounts in thousands)
Net property and equipment	77	48
Radio broadcasting licenses	432	10,140
Total intangibles	432	10,140
Net assets held for sale	$509	$10,188

15. SHAREHOLDERS’ EQUITY
Dividend Equivalents
The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.
The following table presents the amounts accrued and unpaid on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	June 30, 2020	December 31, 2019
		(amounts in thousands)
Short-term	Other current liabilities	$496	$811
Long-term	Other long-term liabilities	527	913
Total		$1,023	$1,724
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to the ESPP, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as the ESPP was designed to meet the requirements of Section 423(b) of the Code. The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense.
Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP.
The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(amounts in thousands)
Number of shares purchased	166	159
Non-cash compensation expense recognized	$43	$131

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
During the six months ended June 30, 2020, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of June 30, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Shareholder Rights Agreement
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
The Rights will expire on April 20, 2021, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The rights have an immaterial fair value.
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
The Rights are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights will cause substantial dilution to a person or group that acquires 10% (15% in the case of a passive institutional investor) or more of the Class A Common Stock on terms not approved by the Board of Directors. The adoption of the Rights Agreement was not a taxable event and did not have any material impact on the Company's financial reporting.
16. CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 2, 2020.

17. SUBSEQUENT EVENTS
Events occurring after June 30, 2020, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Credit Facility - Amendment No. 5
On July 20, 2020, Entercom Media Corp, a wholly-owned subsidiary of the Company, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Amendment No. 5, among other things:
(a) amended the Company's financial covenants under the Credit Agreement by: (i) suspending the testing of the Consolidated Net First Lien Leverage Ratio (as defined in the Credit Agreement) through the Test Period (as defined in the Credit Agreement) ending December 31, 2020; (ii) adding a new minimum liquidity covenant of $75.0 million until December 31, 2021, or such earlier date as the Company may elect (the "Covenant Relief Period"); and (iii) imposing certain restrictions during the Covenant Relief Period, including among other things, certain limitations on incurring additional indebtedness and liens, making restricted payments or investments, redeeming notes and entering into certain sale and lease-back transactions;
(b) increased the interest rate and/or fees under the Credit Agreement during the Covenant Relief Period applicable to: (i) 2024 Revolving Credit Loans (as defined in the Credit Agreement) to (x) in the case of Eurodollar Rate Loans (as defined in the Credit Agreement), a customary Eurodollar rate formula plus a margin of 2.50% per annum, and (y) in the case of Base Rate Loans (as defined in the Credit Agreement), a customary base rate formula plus a margin of 1.50% per annum, and (ii) Letter of Credit (as defined in the Credit Agreement) fees to 2.50% times the daily maximum amount available to be drawn under any such Letter of Credit; and
(c) modified the definition of Consolidated EBITDA by setting fixed amounts for the fiscal quarters ending June 30, 2020, September 30, 2020, and December 31, 2020, for purposes of testing compliance with the Consolidated Net First Lien Leverage Ratio financial covenant during the Covenant Relief Period, which fixed amounts correspond to the Borrower's Consolidated EBITDA as reported under the Existing Credit Agreement for the Test Period ended March 31, 2020, for the fiscal quarters ending June 30, 2019, September 30, 2019, and December 31, 2019, respectively.
FCC Matter
On July 22, 2020, the Company and the FCC entered into a consent decree for the purpose of terminating the FCC's investigation into the timeliness of the Company’s compliance with respect to the political file record keeping obligations for all of the Company’s stations. Under the terms of the consent decree, which constitutes a final settlement with respect to the investigation, the FCC determined that no civil penalty was warranted. Additionally, the Company agreed to implement a comprehensive compliance plan and provide periodic compliance reports to the FCC.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2020 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019:
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak with infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business, including how it has and will continue to have an impact on advertisers, professional sports and live events.
We experienced strong revenue growth in January and February. In March 2020, we began to experience adverse effects due to the pandemic. During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May and June.
We are currently unable to predict the full extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but to date it has been material and we believe the impact will continue to be material throughout the remainder of 2020. However, we believe we are well positioned to fully participate in the recovery and the attractive growth opportunities in the audio space.
We presently believe that the COVID-19 pandemic and its related economic impact has and will continue to:
•cause a decline in national and local advertising revenues;
•cause a decline in revenues on our sports stations as a result of the temporary suspension of the National Hockey League and National Basketball Association seasons as well as the delay of Major League Baseball, which will be largely offset by the pro-rata reduction of our play-by-play sports rights fee obligations under virtually all of our agreements;
•adversely affect our event revenues due to the cancellation of many of our events scheduled during the second and third quarters of 2020, mitigated by the ability to eliminate the associated event costs;
•increase bad debt expense due to an inability of some of our clients to meet their payment terms; and
•cause elevated employee medical claims costs

The following proactive actions were taken by management in an effort to partially offset the above:
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
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the six months ended June 30, 2020, may not be indicative of the results for the year ending December 31, 2020.
Impairment Loss
In response to a change in facts and circumstances, we conducted an interim impairment assessment on our broadcasting licenses during the second quarter of 2020, which resulted in a recognition of a $4.1 million impairment ($3.0 million, net of tax).
Cadence13 Acquisition
In October 2019, we completed an acquisition of leading podcaster Cadence13, Inc. ("Cadence13") by purchasing the remaining shares in Cadence13 that we did not already own (the "Cadence13 Acquisition"). We initially acquired a 45% interest in Cadence13 in July 2017. This initial investment was accounted for as an investment under the measurement alternative. In connection with this step acquisition, we removed our investment in Cadence13 and recognized a gain of approximately $5.3 million during the fourth quarter of 2019.
Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2020, reflect the results of Cadence13. Our consolidated financial statements for the six months ended June 30, 2019, do not reflect the results of Cadence13.
Pineapple Street Media Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2020 reflect the results of Pineapple. Our consolidated financial statements for the six months ended June 30, 2019 do not reflect the results of Pineapple.
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
Based on the timing of this transaction, our consolidated financial statements for the six months ended June 30, 2020: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations. Our consolidated financial statements for the six months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs.

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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million and $2.6 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Amounts were expensed as incurred and are included in integration costs.
In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $9.1 million and $4.4 million during the six months ended June 30, 2020 and June 30, 2019, respectively. Amounts were expensed as incurred and are included in restructuring charges.
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

Six Months Ended June 30, 2020 As Compared To The Six Months Ended June 30, 2019

	SIX MONTHS ENDED JUNE 30,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$472.9	$689.7	(31)%

OPERATING EXPENSE:
Station operating expenses	439.5	528.2	(17)%
Depreciation and amortization expense	25.1	22.1	14%
Corporate general and administrative expenses	27.5	38.2	(28)%
Integration costs	0.5	2.6	(81)%
Restructuring charges	9.1	4.4	107%
Impairment loss	5.2	—	100%
Other expenses related to financing	—	1.9	(100)%
Other operating (income) expenses	(0.2)	(2.8)	93%
Total operating expense	506.7	594.6	(15)%
OPERATING INCOME (LOSS)	(33.8)	95.1	(136)%

INTEREST EXPENSE	45.3	50.2	(10)%
OTHER (INCOME) EXPENSE	—	1.8	(100)%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(79.1)	43.1	(284)%

INCOME TAXES (BENEFIT)	(16.2)	14.0	(216)%
NET INCOME (LOSS)	$(62.9)	$29.1	(316)%
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Specifically, the temporary suspension of the National Hockey League and National Basketball Association seasons, as well as the delay of Major League Baseball season contributed to a decline in revenues from our sports stations. Additionally, the cancellation of events scheduled for the second quarter of 2020 contributed to a decline in our event revenues. We experienced strong revenue growth in January and February. In March 2020, we experienced adverse effects due to the COVID-19 pandemic. These adverse effects continued throughout the second quarter.
Partially offsetting this decrease, net revenues were positively impacted by: (i) the operations of Pineapple; (ii) the operations of Cadence13; and (iii) growth in our political spot revenues and network revenues.
Net revenues decreased the most for our stations located in the Los Angeles and New York City markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to: (i) a reduction of play-by-play rights fees associated with our sports rights contracts; (ii) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions; (b) temporary freezing of contractual salary increases; (c) furlough and termination of select employees; (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; (iii) reductions in revenues which resulted in a corresponding reduction in variable sales-related expenses; and (iv) reductions in operating costs from operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $1.0 million and $2.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased compared to prior year primarily due to an increase in capital expenditures in 2019 and the amortization of definite lived intangible assets acquired in 2019. The increase in capital expenditures in 2019 was primarily due to the build out of our new corporate headquarters, the consolidation and relocation of several studio facilities in larger markets, and an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of: (i) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions; (b) temporary freezing of contractual salary increases; (c) furlough and termination of select employees; (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; and (ii) our integration related cost synergy actions.
Corporate general and administrative expenses include non-cash compensation expense of $3.2 million and $4.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
Integration Costs
Integration costs were incurred during the six months ended June 30, 2020 and June 30, 2019 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
During the six months ended June 30, 2020, we conducted an interim impairment assessment on our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $4.1 million.
Other Expenses Related to Financing
During the six months ended June 30, 2019, we issued the Initial Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and approximately $3.9 million were capitalized and will be amortized over the term of the Notes.
Other Operating (Income) Expenses
During the six months ended June 30, 2020, we completed the sale of equipment and a broadcasting license in Boston, Massachusetts and recognized a gain of $0.2 million.
During the six months ended June 30, 2019, we completed: (i) a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million; and (ii) an exchange transaction which resulted in a loss of $1.8 million.
The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income (Loss)
Operating income in the current period decreased primarily due to: (i) a decrease in net revenues, net of station operating expenses of $128.1 million; (ii) an increase in impairment loss of $5.2 million; (iii) an increase in restructuring charges of $4.7 million; (iv) an increase in depreciation and amortization expense of $3.1 million; and (v) a decrease in other operating (income) expenses of $2.7 million.
These decreases were partially offset by: (i) a decrease in corporate, general and administrative expenses of $10.7 million; (ii) a decrease in integration costs of $2.1 million; and (iii) a decrease in other expenses related to refinancing of $1.9 million.
Interest Expense
During the six months ended June 30, 2020, we incurred $4.9 million less in interest expense as compared to the six months ended June 30, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate.
Income (Loss) Before Income Taxes (Benefit)
The decrease in income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.
Income Taxes (Benefit)
Tax Rate for the Six Months Ended June 30, 2020
The effective income tax rate was 20.5% for the six months ended June 30, 2020, which was determined using a forecasted rate based upon projected taxable income for the full year. The effective income tax rate for the period was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on the utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We determined the CARES Act will not have a material impact on our overall income tax expense.
Tax Rate for the Six Months Ended June 30, 2019
The estimated annual effective income tax rate was 32.6%, which was determined using a forecasted rate based upon projected taxable income for the full year. The 2019 annual income tax rate before discrete items, was estimated to be between 30% and 32%.
Net Deferred Tax Liabilities
As of June 30, 2020, and December 31, 2019, our net deferred tax liabilities were $539.9 million and $549.7 million, respectively.
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
Results of Operations for the Quarter
The following significant factors affected our results of operations for the three months ended June 30, 2020 as compared to the same period in the prior year:
COVID-19 Pandemic
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
During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May and June.
We are currently unable to predict the extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but to date it has been material and we believe the impact will continue to be material throughout the remainder of 2020. However, we believe we are well positioned to fully participate in the recovery and the attractive growth opportunities in the audio space.
We presently believe that the COVID-19 pandemic and its related economic impact has and will continue to:
•cause a decline in national and local advertising revenues;
•cause a decline in revenues on our sports stations as a result of the temporary suspension of the National Hockey League and National Basketball Association seasons as well as the delay of Major League Baseball, which will be largely offset by the pro-rata reduction of our play-by-play sports rights fee obligations under virtually all of our agreements;
•adversely affect our event revenues due to the cancellation of many of our events scheduled during the second and third quarters of 2020, mitigated by the ability to eliminate the associated event costs;
•increase bad debt expense due to an inability of some of our clients to meet their payment terms; and
•cause elevated employee medical claims costs
The following proactive actions were taken by management in an effort to partially offset the above:
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
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the three months ended June 30, 2020, may not be indicative of the results for the year ending December 31, 2020.

Impairment Loss
In response to a change in facts and circumstances, we conducted an interim impairment assessment on our broadcasting licenses during the second quarter of 2020, which resulted in a recognition of a $4.1 million impairment ($3.0 million, net of tax).
Cadence13 Acquisition
In October 2019, we completed the Cadence13 Acquisition. We initially acquired a 45% interest in Cadence13 in July 2017. This initial investment was accounted for as an investment under the measurement alternative. In connection with this step acquisition, we removed our investment in Cadence13 and recognized a gain of approximately $5.3 million during the fourth quarter of 2019.
Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2020, reflect the results of Cadence13. Our consolidated financial statements for the three months ended June 30, 2019, do not reflect the results of Cadence13.
Pineapple Street Media Acquisition
On July 19, 2019, we completed the Pineapple Acquisition. Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2020 reflect the results of Pineapple. Our consolidated financial statements for the three months ended June 30, 2019 do not reflect the results of Pineapple.
Cumulus Exchange
On February 13, 2019, we entered into the Cumulus Exchange. We began programming the respective stations under LMAs on March 1, 2019. In connection with this exchange, which closed during the second quarter of 2019, we recognized a loss of approximately $1.8 million.
Based on the timing of this transaction, our consolidated financial statements for the three months ended June 30, 2020: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations. Our consolidated financial statements for the three months ended June 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for a portion of the period until the commencement date of the LMAs.
Restructuring Charges
In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $4.9 million and $3.4 million during the three months ended June 30, 2020 and June 30, 2019, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Note Issuance
During the second quarter of 2019, we issued $325.0 million of Initial Notes. Interest on the Initial Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under our $250.0 million Revolver to repay $425.0 million of existing indebtedness under our Term B-1 Loan. Increases in our interest expense due to the issuance of the Initial Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs of $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
On December 13, 2019, we issued $100.0 million of Additional Notes. The Additional Notes are treated as a single series with the Initial Notes (together with the Additional Notes, the "Notes") and have substantially the same terms as the Initial Notes. We used net proceeds of the offering to repay $97.6 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the

Term B-1 Loan with the Term B-2 Loan. Increases in our interest expense due to the issuance of the Additional Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan and the lower borrowing rate on the Term B-2 Loan. In connection with this note issuance: (i) we wrote off $0.3 million of unamortized debt issuance costs to loss on extinguishment of debt; and (ii) incurred third party costs and lender fees of approximately $6.3 million, of which approximately $3.8 million was capitalized and approximately $2.5 million was captured as other expenses related to financing.

Three Months Ended June 30, 2020 As Compared To The Three Months Ended June 30, 2019

	THREE MONTHS ENDED JUNE 30,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$175.9	$380.7	(54)%

OPERATING EXPENSE:
Station operating expenses	189.5	279.2	(32)%
Depreciation and amortization expense	12.6	11.0	15%
Corporate general and administrative expenses	10.3	17.3	(40)%
Integration costs	(0.1)	1.5	(107)%
Restructuring charges	4.9	3.4	44%
Impairment loss	4.2	—	100%
Other expenses related to financing	—	1.9	(100)%
Other operating (income) expense	(0.2)	1.7	(112)%
Total operating expense	221.2	316.0	(30)%
OPERATING INCOME (LOSS)	(45.3)	64.7	(170)%
INTEREST EXPENSE	21.6	24.9	(13)%
OTHER (INCOME) EXPENSE	—	1.8	(100)%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(66.9)	38.0	(276)%

INCOME TAXES (BENEFIT)	(13.1)	12.0	(209)%
NET INCOME (LOSS)	$(53.8)	$26.0	(307)%
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Specifically, the temporary suspension of the National Hockey League and National Basketball Association seasons, as well as the delay of Major League Baseball season contributed to a decline in revenues from our sports stations. Additionally, the cancellation of events scheduled for the second quarter of 2020 contributed to a decline in our event revenues.
Net revenues decreased the most for our stations located in the Los Angeles and New York City markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to: (i) a reduction of play-by-play rights fees associated with our sports rights contracts; (ii) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions; (b) temporary freezing of contractual salary increases; (c) furlough and termination of select employees; (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; (iii) reductions in revenues which resulted in a corresponding reduction in variable sales-related expenses; and (iv) reductions in operating costs from operating our stations more efficiently due to synergies recognized.

Station operating expenses include non-cash compensation expense of $0.5 million and $1.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased compared to prior year primarily due to an increase in capital expenditures in 2019 and the amortization of definite lived intangible assets acquired in 2019. The increase in capital expenditures in 2019 was primarily due to the build out of our new corporate headquarters, the consolidation and relocation of several studio facilities in larger markets, and an increase in our size and capital needs associated with the integration of common systems across the new markets acquired in the Merger.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of (i) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions; (b) temporary freezing of contractual salary increases; (c) furlough and termination of select employees; (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; and (ii) our integration related cost synergy actions.
Corporate general and administrative expenses include non-cash compensation expense of $1.9 million and $2.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
Integration Costs
Integration costs were incurred during the three months ended June 30, 2019 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
During the three months ended June 30, 2020, we conducted an interim impairment assessment on our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $4.1 million.
Other Expenses Related to Financing
During the three months ended June 30, 2019, we issued the Initial Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and approximately $3.9 million were capitalized and will be amortized over the term of the Notes.
Other Operating (Income) Expenses
During the three months ended June 30, 2020, we completed the sale of equipment and a broadcasting license in Boston, Massachusetts and recognized a gain of $0.2 million.
During the three months ended June 30, 2019, we completed the Cumulus Exchange which resulted in a loss of $1.8 million.
The change in other operating (income) expense is primarily attributable to the change in these activities between periods.

Operating Income (Loss)
Operating income in the current period decreased primarily due to: (i) a decrease in net revenues, net of station operating expenses of $115.1 million; (ii) an increase in impairment loss of $4.2 million; and (iii) an increase in depreciation and amortization expenses of $1.7 million.
These decreases were partially offset by: (i) a decrease in corporate, general and administrative expenses of $7.0 million; (ii) an increase in other operating (income) expense of $1.9 million; (iii) a decrease in other expenses related to refinancing of $1.9 million; and (iv) a decrease in integration costs of $1.6 million.
Interest Expense
During the three months ended June 30, 2020 we incurred $3.3 million less of interest expense as compared to the three months ended June 30, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of a variable-rate debt with fixed-rate debt at a higher interest rate.
Income (Loss) Before Income Taxes (Benefit)
The decrease in income before income taxes was primarily attributable to reasons described above under Operating Income (Loss) and Interest Expense.
Income Taxes (Benefit)
For the three months ended June 30, 2020, the effective income tax rate was 19.6%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.
For the three months ended June 30, 2019, the effective income tax rate was 31.7%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.
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
Liquidity
Although we expect to be negatively impacted by the COVID-19 pandemic, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control Moreover, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects. Subsequent to the end of the second quarter, we amended our Credit Facility which resulted in a covenant holiday for the remainder of 2020.
Immediately following the refinancing activities described above, the Credit Facility as amended, is comprised of the $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the six months ended June 30, 2020, we: (i) borrowed the full amount available under our Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; and (ii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan.
As of June 30, 2020, we had $756.8 million outstanding under the Term B-2 Loan and $243.7 million outstanding under the Revolver. In addition, we had $6.4 million in outstanding letters of credit.
As of June 30, 2020, we had $208.2 million in cash and cash equivalents. For the six months ended June 30, 2020, we increased our outstanding debt by $113.5 million due to the previously discussed draw under our Revolver. As of June 30, 2020, our Consolidated Net First Lien Leverage Ratio was 2.5 times as calculated in accordance with the terms of our Credit

Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
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
As of June 30, 2020, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently given the impact of COVID-19, the outlook is highly uncertain.
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
Subsequent to June 30, 2020, we executed an amendment to the Credit Facility which amends our financial covenants under the Credit Facility.
On July 20, 2020, Entercom Media Corp, our wholly-owned subsidiary, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by

Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Amendment No. 5, among other things:
(a) amended our financial covenants under the Credit Agreement by: (i) suspending the testing of the Consolidated Net First Lien Leverage Ratio (as defined in the Credit Agreement) through the Test Period (as defined in the Credit Agreement) ending December 31, 2020; (ii) adding a new minimum liquidity covenant of $75.0 million until December 31, 2021, or such earlier date as we may elect (the "Covenant Relief Period"); and (iii) imposing certain restrictions during the Covenant Relief Period, including among other things, certain limitations on incurring additional indebtedness and liens, making restricted payments or investments, redeeming notes and entering into certain sale and lease-back transactions;
(b) increased the interest rate and/or fees under the Credit Agreement during the Covenant Relief Period applicable to: (i) 2024 Revolving Credit Loans (as defined in the Credit Agreement) to (x) in the case of Eurodollar Rate Loans (as defined in the Credit Agreement), a customary Eurodollar rate formula plus a margin of 2.50% per annum, and (y) in the case of Base Rate Loans (as defined in the Credit Agreement), a customary base rate formula plus a margin of 1.50% per annum, and (ii) Letter of Credit (as defined in the Credit Agreement) fees to 2.50% times the daily maximum amount available to be drawn under any such Letter of Credit; and
(c) modified the definition of Consolidated EBITDA by setting fixed amounts for the fiscal quarters ending June 30, 2020, September 30, 2020, and December 31, 2020, for purposes of testing compliance with the Consolidated Net First Lien Leverage Ratio financial covenant during the Covenant Relief Period, which fixed amounts correspond to the Borrower's Consolidated EBITDA as reported under the Existing Credit Agreement for the Test Period ended March 31, 2020, for the fiscal quarters ending June 30, 2019, September 30, 2019, and December 31, 2019, respectively.
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
Operating Activities
Net cash flows provided by operating activities were $84.6 million and $58.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Despite a reported net loss of $62.9 million for the six months ended June 30, 2020 as compared to a reported net income of $29.1 million for the six months ended June 30, 2019, and a reduction in the gain on deferred compensation plan liabilities of $4.9 million, the cash flows from operating activities increased primarily due to (i) a reduction in net investment in working capital of $115.1 million; and (ii) increases in the adjustments for: (a) provision for bad debts of $7.4 million; and (b) net (gain) loss on sale or disposals of assets of $2.7 million. The reduction in net investment in working capital was primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of prepaid expenses; (iv) settlements of other long-term liabilities; and (v) settlements of accrued interest expense.
Investing Activities
Net cash flows used in investing activities were $5.7 million for the six months ended June 30, 2020, which primarily reflect the purchase of property and equipment and intangible assets of $16.1 million, which was partially offset by proceeds received from dispositions of assets of $10.4 million.
Net cash flows used in investment activities were $17.5 million for the six months ended June 30, 2019, which primarily reflect the purchase of property and equipment and intangible assets of $40.7 million, which was partially offset by proceeds received from dispositions of assets in the amount of $24.7 million.
Financing Activities
Net cash flows provided by financing activities were $108.9 million for the six months ended June 30, 2020, which primarily reflect: (i) the borrowing under the Revolver of $146.7 million; (ii) the payments of amounts due under the Revolver of $20.0 million; (iii) the payments of long term debt of $13.3 million; and (iv) the payment of dividends on common stock of $2.7 million.
Net cash flows used in financing were and $202.7 million for the six months ended June 30, 2019, which primarily reflect: (i) the reduction of our net borrowings by $171.0 million; (ii) the payment of dividends on common stock of $24.9 million; and (iii) the payment of debt issuance costs related to the issuance of our Notes in the amount of $3.9 million.
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
During the six months ended June 30, 2020, we did not repurchase any shares under the 2017 Share Repurchase Program. As of June 30, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
During the six months ended June 30, 2020, we paid $1.3 million in state income taxes. We do not anticipate making any federal income tax payments in 2020 primarily as a result of: (i) the availability of net operating losses ("NOLs") to offset federal tax due; and (ii) our current projected taxable loss position.

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
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2020 were $16.1 million. We anticipate that total capital expenditures in 2020 will be between $25 million and $30 million. This figure includes approximately $2 million that will be reimbursed by landlords for tenant improvement allowances.
Contractual Obligations
As of June 30, 2020, there have been no material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, other than as described below.
As discussed above in the liquidity section, during the six months ended June 30, 2020, we borrowed the full amount available under the Revolver. Additionally, we made required Excess Cash Flow payments and quarterly amortization payments due under the Term B-2 Loan. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $113.5 million during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2020. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2020, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting Licenses Impairment Test
During the fourth quarter of 2019, we completed our annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was greater than the amount reflected in the condensed consolidated balance sheet for each of our markets and, accordingly, no impairment was recorded.
During the second quarter of the current year, we completed an interim impairment test for our broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $4.1 million, ($3.0 million, net of tax).
Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. We determine the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the market share and profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values.
The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments for each respective period.

Estimates And Assumptions
	Second Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018	Second Quarter 2017
Discount rate	8.00%	8.50%	9.00%	9.00%	9.25%
Operating profit margin ranges expected for average stations in the markets where the Company operates	22% to 36%	18% to 36%	22% to 37%	22% to 37%	19% to 40%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.8%	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%	1.0% to 2.0%

We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses. These estimates and assumptions could be materially different from actual results.
If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the condensed consolidated balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
Broadcasting License at Risk
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of June 30, 2020, for 44 units of accounting (44 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Three of our 47 markets that were subject to testing are considered immaterial.
Rather than presenting the percentage separately for each unit of accounting, management's opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.
After the interim impairment test conducted on our broadcasting licenses in the second quarter of 2020, the results indicated that there were 10 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 10 units of accounting have a carrying value of $1,192.1 million at June 30, 2020.

Units of Accounting as of June 30, 2020 Based Upon the Valuation as of June 30, 2020
Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of units of accounting	3	7	8	26
Carrying Value (in thousands)	$514,432	$677,673	$451,321	$859,961
Holding all of the assumptions used in the interim impairment assessment conducted during the second quarter of 2020 constant, changes in the assumptions below would reduce the fair value of our broadcasting licenses as follows:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Fair Value
Increase in the discount rate from 8.0% to 9.0%	6%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	1%
Reduction in operating profit margin by 10%	3%
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
As of June 30, 2020, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $3.3 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of June 30, 2020.
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

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts (in millions)						(amounts (in millions)
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$460.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$460.0
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
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of June 30, 2020 was $3.8 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2020, we did not have any investments in money market instruments.
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
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak with infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings, and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business.
The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. Furthermore, we have already and believe that we will continue to experience additional declines in advertising revenues as a result of the suspension of the National Hockey League and National Basketball Association seasons and the delay of Major League Baseball as well as reductions in event revenues as a result of the cancellation of concerts and other live events due to the current limitations on social gatherings and stay-at-home orders in place.
Additionally, our Credit Facility requires us to maintain compliance with a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times as of June 30, 2020. Under certain circumstances, the Consolidated Net First Lien Leverage ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business. Subsequent to the end of the second quarter, we amended our Credit Facility which resulted in a covenant holiday for the remainder of 2020. Additionally, the amendment allows use of the second, third and fourth quarter of 2019 EBITDA figures in place of the second, third and fourth quarter of 2020 EBITDA figures for purposes of calculating the Consolidated Net First Lien Leverage ratio when the covenant resumes in 2021. We may seek from time to time to further amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and our ability to compete in this environment.

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
On April 3, 2020, the closing price for our common stock fell below $1.00 per share. Subsequent to that date, the closing price for our common stock surpassed $1.00 per share and continued to fluctuate above and below $1.00 per share. Since May 14, 2020, our closing stock price has been above $1.00 per share
Although we are currently in compliance with all applicable continued listing requirements and have received no contradictory notification from the New York Stock Exchange, further dramatic declines in the stock market may lead to further declines in the price of our common stock. We continually monitor our compliance with the New York Stock Exchange's continued listing requirements.
There can be no assurance that we will be able to comply with the minimum closing price requirement, or any other requirement in the future.
ITEM 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended June 30, 2020:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2020 - April 30, 2020	37,139	$1.22	—	$41,578,230
May 1, 2020 - May 31, 2020	1,135	$1.43	—	$41,578,230
June 1, 2020 - June 30, 2020	2,728	$1.92	—	$41,578,230
Total	41,002		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 37,139 shares at an average price of $1.22 in April 2020; (ii) 1,135 shares at an average price of $1.43 in May 2020; and (iii) 2,728 shares at an average price of $1.92 in June 2020. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2020.

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: August 10, 2020	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 10, 2020	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)