Form 10-Q
period 2020-09-30
ENTERCOM COMMUNICATIONS CORP
filed 2020-11-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Class A common stock, $0.01 par value – 133,939,973 Shares Outstanding as of October 31, 2020
(Class A Shares Outstanding include 2,641,477 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of October 31, 2020.
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

PART I
FINANCIAL INFORMATION
ITEM 1.     Condensed Consolidated Financial Statements
ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS:
Cash	$32,369	$20,393
Accounts receivable, net of allowance of $19,143 in 2020 and $17,515 in 2019	233,392	378,912
Prepaid expenses, deposits and other	50,805	25,375
Total current assets	316,566	424,680
Investments	3,305	3,305
Property and equipment, net	344,119	350,666
Operating lease right-of-use assets	236,986	259,613
Radio broadcasting licenses	2,491,732	2,508,121
Goodwill	43,892	43,920
Assets held for sale	509	10,188
Other assets, net	32,525	43,185

TOTAL ASSETS	$3,469,634	$3,643,678

LIABILITIES:
Accounts payable	$10,822	$5,961
Accrued expenses	56,846	76,078
Other current liabilities	78,678	76,837
Operating lease liabilities	36,636	35,335
Long-term debt, current portion	5,488	16,377
Total current liabilities	188,470	210,588
Long-term debt, net of current portion	1,654,183	1,697,114
Operating lease liabilities, net of current portion	230,032	253,346
Net deferred tax liabilities	536,320	549,658
Other long-term liabilities	56,942	51,529
Total long-term liabilities	2,477,477	2,551,647
Total liabilities	2,665,947	2,762,235

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,380	1,379
Additional paid-in capital	1,659,950	1,655,781
Accumulated deficit	(855,405)	(775,578)
Accumulated other comprehensive income (loss)	(2,238)	(139)
Total shareholders' equity	803,687	881,443
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,469,634	$3,643,678
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019	2020	2019
NET REVENUES	$268,505	$386,141	$741,403	$1,075,811

OPERATING EXPENSE:
Station operating expenses	228,671	273,112	668,195	801,267
Depreciation and amortization expense	12,547	11,183	37,665	33,252
Corporate general and administrative expenses	14,526	19,412	42,039	57,662
Integration costs	—	689	490	3,280
Restructuring charges	1,206	1,577	10,310	5,953
Impairment loss	11,814	—	17,021	—
Merger and acquisition costs	—	434	61	476
Other expenses related to financing	—	—	—	1,864
Net time brokerage agreement (income) fees	—	13	—	106
Net (gain) loss on sale or disposal of assets	—	231	(228)	(2,683)
Total operating expense	268,764	306,651	775,553	901,177
OPERATING INCOME (LOSS)	(259)	79,490	(34,150)	174,634
Interest expense	20,846	25,256	66,109	75,420
Loss on extinguishment of debt	—	—	—	1,781
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(21,105)	54,234	(100,259)	97,433
INCOME TAX (BENEFIT) EXPENSE	(4,227)	16,026	(20,432)	30,110
NET INCOME (LOSS)	(16,878)	38,208	(79,827)	67,323
NET INCOME (LOSS) PER SHARE - BASIC	$(0.13)	$0.28	$(0.59)	$0.49
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.13)	$0.28	$(0.59)	$0.49
WEIGHTED AVERAGE SHARES:
Basic	134,735,075	136,449,453	134,753,276	137,944,486
Diluted	134,735,075	136,452,995	134,753,276	138,295,091
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(16,878)	$38,208	$(79,827)	$67,323

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	515	(353)	(2,099)	(577)
COMPREHENSIVE INCOME (LOSS)	$(16,363)	$37,855	$(81,926)	$66,746
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$—	$1,334,260
Net income (loss)	—	—	—	—	—	3,125	—	3,125
Compensation expense related to granting of stock awards	1,406,722	14	—	—	3,559	—	—	3,573
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	84,958	1	—	—	378	—	—	379
Exercise of stock options	180,300	2	—	—	242	—	—	244
Purchase of vested employee restricted stock units	(204,499)	(2)	—	—	(1,424)	—	—	(1,426)
Payment of dividends on common stock	—	—	—	—	(12,913)	—	—	(12,913)
Dividend equivalents, net of forfeitures	—	—	—	—	(463)	—	—	(463)
Application of amended leasing guidance	—	—	—	—	—	4,719	—	4,719
Balance, March 31, 2019	138,647,694	$1,387	4,045,199	$40	$1,682,891	$(352,820)	$—	$1,331,498
Net income (loss)	—	—	—	—	—	25,992	—	25,992
Compensation expense related to granting of stock awards	(38,774)	—	—	—	3,393	—	—	3,393
Issuance of common stock related to the ESPP	73,791	1	—	—	363	—	—	364
Purchase of vested employee restricted stock units	(216,828)	(2)	—	—	(1,298)	—	—	(1,300)
Payment of dividends on common stock	—	—	—	—	(13,140)	—	—	(13,140)
Dividend equivalents, net of forfeitures	—	—	—	—	1,059	—	—	1,059
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2019	138,465,883	$1,386	4,045,199	$40	$1,673,268	$(326,828)	$(224)	$1,347,642
Net income (loss)	—	—	—	—	—	38,208	—	38,208
Compensation expense related to granting of stock awards	18,232	—	—	—	3,165	—	—	3,165
Issuance of common stock related to the ESPP	100,965	1	—	—	287	—	—	288
Common stock repurchase	(5,000,000)	(50)	—	—	(18,290)	—	—	(18,340)
Purchase of vested employee restricted stock units	(1,408)	—	—	—	(4)	—	—	(4)
Payment of dividends on common stock	—	—	—	—	(2,684)	—	—	(2,684)
Dividend equivalents, net of forfeitures	—	—	—	—	(52)	—	—	(52)
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(353)	(353)
Balance, September 30, 2019	133,583,672	$1,337	4,045,199	$40	$1,655,690	$(288,620)	$(577)	$1,367,870

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	$(139)	$881,443
Net income (loss)	—	—	—	—	—	(9,138)	—	(9,138)
Compensation expense related to granting of stock awards	440,129	4	—	—	4,113	—	—	4,117
Issuance of common stock related to the ESPP	165,756	2	—	—	239	—	—	241
Purchase of vested employee restricted stock units	(432,472)	(4)	—	—	(1,390)	—	—	(1,394)
Payment of dividends on common stock	—	—	—	—	(3,221)	—	—	(3,221)
Dividend equivalents, net of forfeitures	—	—	—	—	493	—	—	493
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(2,354)	(2,354)
Balance, March 31, 2020	134,041,034	$1,341	4,045,199	$40	$1,656,015	$(784,716)	$(2,493)	$870,187
Net income (loss)	—	—	—	—	—	(53,811)	—	(53,811)
Compensation expense related to granting of stock awards	(30,040)	—	—	—	2,274	—	—	2,274
Purchase of vested employee restricted stock units	(41,002)	(1)	—	—	(52)	—	—	(53)
Payment of dividends on common stock	—	—	—	—	(189)	—	—	(189)
Dividend equivalents, net of forfeitures	—	—	—	—	162	—	—	162
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(260)	(260)
Balance, June 30, 2020	133,969,992	$1,340	4,045,199	$40	$1,658,210	$(838,527)	$(2,753)	$818,310
Net income (loss)	—	—	—	—	—	(16,878)	—	(16,878)
Compensation expense related to granting of stock awards	(20,625)	—	—	—	1,784	—	—	1,784
Dividend equivalents, net of forfeitures	—	—	—	—	(44)	—	—	(44)
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	515	515
Balance, September 30, 2020	133,949,367	$1,340	4,045,199	$40	$1,659,950	$(855,405)	$(2,238)	$803,687
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(79,827)	$67,323
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,665	33,252
Net amortization of deferred financing costs (net of original issue discount and debt premium)	396	(21)
Net deferred taxes (benefit) and other	(13,338)	1,596
Provision for bad debts	12,576	3,354
Net (gain) loss on sale or disposal of assets	(228)	(2,683)
Non-cash stock-based compensation expense	6,168	10,131
Net loss on extinguishment of debt	—	1,781
Deferred compensation	738	3,956
Impairment loss	17,021	—
Accretion expense, net of asset retirement obligation adjustments	46	48
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	132,944	(22,715)
Prepaid expenses, deposits and other	(25,430)	(4,765)
Accounts payable and accrued liabilities	(23,006)	5,951
Accrued interest expense	14,053	15,729
Accrued liabilities - long-term	2,198	(8,393)
Net cash provided by (used in) operating activities	81,976	104,544

INVESTING ACTIVITIES:
Additions to property and equipment	(20,706)	(61,572)
Proceeds from sale of radio stations and other assets	10,416	27,818
Purchases of radio stations	—	(15,767)
Additions to amortizable intangible assets	(1,199)	(2,003)
Purchases of investments	—	(1,500)
Net cash provided by (used in) investing activities	(11,489)	(53,024)

ENTERCOM COMMUNICATIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	146,749	159,000
Net proceeds from the notes	—	325,000
Payments of long-term debt	(14,622)	(425,000)
Payments of revolving senior debt	(186,022)	(205,000)
Payment for debt issuance costs	—	(3,910)
Proceeds from issuance of employee stock plan	241	1,031
Proceeds from the exercise of stock options	—	244
Purchase of vested employee restricted stock units	(1,447)	(2,730)
Payment of dividends on common stock	(2,692)	(27,594)
Payment of dividend equivalents on vested restricted stock units	(718)	(1,144)
Repurchase of common stock	—	(18,340)
Net cash provided by (used in) financing activities	(58,511)	(198,443)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,976	(146,923)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	20,393	192,258
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,369	$45,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,482	$61,163
Income taxes	$3,957	$18,481
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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
COVID-19
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on the Company's business and operations. While the full impact of this outbreak is not yet known, the Company is closely monitoring the spread of COVID-19 and continually assessing its effects on the Company, including how it has and will continue to impact advertisers, professional sports and live events.
In response to the COVID-19 pandemic, the Company has taken certain measures to mitigate the resultant financial impact, including, but not limited to: (i) temporary salary reductions implemented across senior management and the broader organization; (ii) temporary freezing of contractual salary increases in 2020; (iii) furlough and termination of select employees; (iv) suspension of new employee hiring, travel and entertainment, 401(k) matching program, employee stock purchase program, and quarterly dividend program; and (v) reduction of sales and promotions spend as well as certain consulting and other discretionary expenses.
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

Income Taxes
In December 2019, the accounting guidance for income taxes was amended to simplify accounting for certain income tax transactions. The amended accounting guidance made changes to, among other items, accounting for intraperiod tax allocations and interim period tax accounting where the year-to-date loss exceeds the expected annual loss. The Company implemented the amended accounting guidance for income taxes on January 1, 2020, without a need to make an adjustment to retained earnings. There was no impact to previously reported results of operations for any interim period.
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
Reclassifications
Certain reclassifications have been made to the prior years' notes to the condensed consolidated financial statements to conform to the presentation in the current year, which did not have a material impact on the Company's previously reported financial statements.
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
Based on the timing of the Cadence13 Acquisition, the Company's condensed consolidated financial statements for the nine and three months ended September 30, 2020, reflect the results of Cadence13's operations. The Company's condensed consolidated financial statements for the nine and three months ended September 30, 2019, do not reflect the results of Cadence13's operations.
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

The aggregate fair value purchase price allocation for the assets acquired in the Cadence13 Acquisition as reported on the Company's Form 10-K filed with the SEC on March 2, 2020, was revised during nine months ended September 30, 2020 due to a change to the deferred tax assets associated with the acquired company which resulted in a decrease to acquired goodwill.
2019 Pineapple Street Media Acquisition
On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Upon completion of the Pineapple Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on this timing, the Company’s condensed consolidated financial statements for the nine and three months ended September 30, 2020 reflect the results of Pineapple’s operations. The Company’s condensed consolidated financial statements for the nine and three months ended September 30, 2019 reflect the results of Pineapple's operations for the portion of the periods after the completion of the Pineapple Acquisition.
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
Based on the timing of the Cumulus Exchange, the Company’s condensed consolidated financial statements for the nine and three months ended September 30, 2020: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. The Company’s condensed consolidated financial statements for the nine months ended September 30, 2019: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for the portion of the period until the commencement date of the LMAs. The Company's condensed consolidated financial statements for the three months ended September 30, 2019: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of the divested stations.
The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Equipment	$844
Total tangible property	844
Radio broadcasting licenses	19,576
Goodwill	2,080
Total intangible and other assets	21,656
Total assets	$22,500
Final fair value of net assets acquired	$22,500

Integration Costs
The Company incurred integration costs of $0.5 million and $3.3 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Integration costs were expensed as a separate line item in the condensed consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the CBS Radio business acquisition in November 2017 (the "Merger").
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the nine and three months ended September 30, 2020 and September 30, 2019 assumes that the acquisitions in 2019 had occurred as of January 1, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$268,505	$398,182	$741,403	$1,112,202
Net income (loss)	$(16,878)	$40,199	$(79,827)	$66,596
Net income (loss) per common share - basic	$(0.13)	$0.29	$(0.59)	$0.48
Net income (loss) per common share - diluted	$(0.13)	$0.29	$(0.59)	$0.48
Weighted shares outstanding basic	134,735,075	136,449,453	134,753,276	137,944,486
Weighted shares outstanding diluted	134,735,075	136,452,995	134,753,276	138,295,091

3.    RESTRUCTURING CHARGES
Restructuring Charges
Restructuring charges were expensed as a separate line item in the condensed consolidated statements of operations.
The components of restructuring charges are as follows:

	Nine Months Ended September 30,
	2020	2019
	(amounts in thousands)
Workforce reduction	10,218	5,283
Other restructuring costs	92	670
Total restructuring charges	$10,310	$5,953

	Three Months Ended September 30,
	2020	2019
	(amounts in thousands)
Workforce reduction	1,149	1,489
Other restructuring costs	57	88
Total restructuring charges	$1,206	$1,577
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

The estimated amount of unpaid restructuring charges as of September 30, 2020 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
	(amounts in thousands)
Restructuring charges, beginning balance	$4,251	$7,077
Additions	10,310	6,976
Payments	(11,533)	(9,802)
Restructuring charges unpaid and outstanding	3,028	4,251
Restructuring charges - noncurrent portion	(1,052)	(1,483)
Restructuring charges - current portion	$1,976	$2,768

4.    REVENUE
The following is a description of principal activities from which the Company generates its revenue.
Spot Revenues
The Company sells air-time to advertisers and broadcasts commercials at agreed upon dates and times. The Company's performance obligations are broadcasting advertisements for advertisers at specifically identifiable days and dayparts. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Digital Revenues
The Company provides targeted advertising through the sale of streaming and display advertisements on its national platforms, RADIO.COM and eventful.com, and its station websites. Performance obligations include delivery of advertisements over the Company's platforms or delivery of targeted advertisements directly to consumers. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its acquisition of Cadence13, the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its acquisition of Pineapple, the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
Network Revenues
The Company sells air-time on the Company's Entercom Audio Network. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Sponsorships and Event Revenues
The Company sells advertising space at live and local events hosted by the Company across the country. The Company also earns revenues from attendee-driven ticket sales and merchandise sales. Performance obligations include the presentation of the advertisers' branding in highly visible areas at the event. These revenues are recognized at a point in time, as the event occurs and the performance obligations are satisfied.
The Company also sells sponsorships including, but not limited to, naming rights related to its programs or studios. Performance obligations include the mentioning or displaying of the sponsors' name, logo, product information, slogan or neutral descriptions of the sponsors' goods or services in acknowledgement of their support. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the length of the sponsorship agreement based upon the fair value of the deliverables included.
Other Revenues
The Company earns revenues from on-site promotions and endorsements from talent. Performance obligations include the broadcasting of such endorsement at specifically identifiable days and dayparts or at various local events. The Company recognizes revenue at a point in time when the performance obligations are satisfied.
The Company earns trade and barter revenue by providing advertising broadcast time in exchange for certain products, supplies, and services. The Company includes the value of such exchanges in both net revenues and station operating expenses. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received.
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $2.2 million and $5.1 million as of September 30, 2020 and December 31, 2019, respectively.

Description	September 30, 2020	December 31, 2019
	(amounts in thousands)
Receivables, included in "Accounts receivable net of allowance for doubtful accounts"	$231,211	$376,504
Unearned revenue - current	11,814	9,894
Unearned revenue - noncurrent	1,499	2,113
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (unearned revenue) on the Company’s condensed consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within the other current liabilities and other long-term liabilities line items.
Significant changes in the contract liabilities balances during the period are as follows:

Nine Months Ended September 30, 2020
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2020	$12,007
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(1,936)
Additional amounts recognized during period	3,242
Ending balance	$13,313

Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Nine Months Ended September 30,
	2020	2019
Revenue by Source	(amounts in thousands)
Spot revenues	$488,891	$805,161
Digital revenues	131,188	98,430
Network revenues	56,889	56,260
Sponsorships and event revenues	32,871	61,684
Other revenues	31,564	54,276
Net revenues	$741,403	$1,075,811

	Three Months Ended September 30,
	2020	2019
Revenue by Source	(amounts in thousands)
Spot revenues	$183,011	$288,927
Digital revenues	47,337	33,473
Network revenues	18,908	23,035
Sponsorships and event revenues	8,776	22,470
Other revenues	10,473	18,236
Net revenues	$268,505	$386,141

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

	Nine Months Ended September 30,
Lease Cost	2020	2019
	(amounts in thousands)
Operating lease cost	$36,664	$37,733
Variable lease cost	7,808	$7,029
Short-term lease cost	—	$182
Total lease cost	$44,472	$44,944

	Three Months Ended September 30,
Lease Cost	2020	2019
	(amounts in thousands)
Operating lease cost	$12,351	$12,682
Variable lease cost	2,610	2,478
Short-term lease cost	—	5
Total lease cost	$14,961	$15,165
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
Description	2020	2019
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$44,572	$38,991
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$6,826	$304,650
(1)ROU assets obtained in exchange for lease obligations in 2019 include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the nine months ended September 30, 2019.

As of September 30, 2020, the Company has not entered into any leases that have not yet commenced.

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
The following table presents the changes in the carrying value of broadcasting licenses.

	Broadcasting Licenses Carrying Amount
	September 30, 2020	December 31, 2019
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,508,121	$2,516,625
Disposition of radio stations (See Note 2)	—	(17,940)
Acquisitions (See Note 2)	—	19,576
Loss on impairment	(15,957)	—
Assets held for sale (See Note 14)	(432)	(10,140)
Ending period balance	$2,491,732	$2,508,121

The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	September 30, 2020	December 31, 2019
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,024,467	$982,663
Accumulated loss on impairment as of January 1,	(980,547)	(443,194)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	43,920	539,469
Loss on impairment during year	—	(537,353)
Dispositions (See Note 2)	—	(4,862)
Acquisitions (See Note 2)	—	46,666
Measurement period adjustments to acquired goodwill (See Note 2)	(28)	—
Ending period balance	$43,892	$43,920
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
Subsequent to the interim impairment assessment conducted during the second quarter of the current year, the Company continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of the current year, primarily a decrease in market-specific revenue forecasts, the Company determined that changes in circumstances warranted an interim impairment assessment on certain of its broadcasting license during the third quarter of the current year.
After assessing the totality of events and circumstances listed above, the Company determined that it was more likely than not that the fair value of the Company's goodwill, which is solely attributable to the podcasting reporting unit, was greater than its carrying amount. Accordingly, the Company did not conduct an impairment test on its goodwill during the current year.
Broadcasting Licenses Impairment Test
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
During the third quarter of the current year, the Company completed an interim impairment test for certain of its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).
Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values.
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

Estimates And Assumptions
	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019
Discount rate	7.50%	8.00%	8.50%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24% to 36%	22% to 36%	18% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%
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
Goodwill Impairment Test
The Company determined that it was more likely than not that the fair value of the podcasting reporting unit's goodwill exceeded its carrying value. Accordingly, the Company did not proceed with conducting an interim impairment assessment during the current year.
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

7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2020	December 31, 2019
	(amounts in thousands)
Accrued compensation	$22,378	$28,871
Accounts receivable credits	1,733	3,798
Advertiser obligations	3,621	4,095
Accrued interest payable	23,934	9,882
Unearned revenue	11,814	9,894
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	4,983	6,321
Non-income tax liabilities	1,723	1,685
Income taxes payable	185	3,925
Other	3,673	3,732
Total other current liabilities	$78,678	$76,837

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	September 30, 2020	December 31, 2019
	(amounts in thousands)
Credit Facility
Revolver	$77,727	$117,000
Term B-2 Loan, due November 17, 2024	755,378	770,000
Plus unamortized premium	1,752	1,968
	834,857	888,968
Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	4,489	5,000
	429,489	430,000
Senior Notes
7.25% senior unsecured notes, due November 1, 2024	400,000	400,000
Plus unamortized premium	9,912	11,732
	409,912	411,732

Other debt	808	873
Total debt before deferred financing costs	1,675,066	1,731,573
Current amount of long-term debt	(5,488)	(16,377)
Deferred financing costs (excludes the revolving credit)	(15,395)	(18,082)
Total long-term debt	$1,654,183	$1,697,114
Outstanding standby letters of credit	$6,834	$5,862

(A) Senior Debt
The Company's credit agreement (the "Credit Facility") has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition.
Credit Facility - Amendment No. 5
On July 20, 2020, Entercom Media Corp., a wholly-owned subsidiary of the Company, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
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
As of September 30, 2020, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
(B) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2020	2019
	(amounts in thousands)
Interest expense	$65,783	$76,190
Amortization of deferred financing costs	2,942	2,227
Amortization of original issue discount (premium) of senior notes	(2,546)	(2,248)
Interest income and other investment income	(70)	(749)
Total net interest expense	$66,109	$75,420

	Net Interest Expense
	Three Months Ended September 30,
	2020	2019
	(amounts in thousands)
Interest expense	$20,723	$25,203
Amortization of deferred financing costs	999	755
Amortization of original issue discount (premium) of senior notes	(849)	(678)
Interest income and other investment income	(27)	(24)
Total net interest expense	$20,846	$25,256

9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of September 30, 2020, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$460.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$460.0
For the nine months ended September 30, 2020, the Company recorded the net change in the fair value of this derivative as a loss of $2.9 million (net of a tax benefit of $0.8 million as of September 30, 2020) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of September 30, 2020, the fair value of these derivatives was a liability of $3.1 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company expects to reclassify approximately $1.1 million of this amount to the condensed consolidated statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2020 and December 31, 2019:

	Accumulated Derivative Gain (Loss)
Description	September 30, 2020	December 31, 2019
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(2,238)	$(139)
The following tables present the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the nine and three months ended September 30, 2020 and September 30, 2019.

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Nine Months Ended September 30,
2020	2019	2020	2019
(amounts in thousands)
$(2,099)	$(577)	$364	$—

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended September 30,
2020	2019	2020	2019
(amounts in thousands)
$515	$(353)	$249	$—

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of September 30, 2020, the notional investments underlying the TRS amounted to $23 million. The contract term of the TRS is through April 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the nine months ended September 30, 2020, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $3.7 million benefit. Of this amount, a $1.7 million benefit was recorded in corporate, general and administrative expenses and a $2.0 million benefit was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(16,878)	$38,208	$(79,827)	$67,323
Denominator
Basic weighted average shares outstanding	134,735	136,449	134,753	137,944
Net income (loss) per share - Basic	$(0.13)	$0.28	$(0.59)	$0.49
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(16,878)	$38,208	$(79,827)	$67,323
Denominator
Basic weighted average shares outstanding	134,735	136,449	134,753	137,944
Effect of RSUs and options under the treasury stock method	—	4	—	351
Diluted weighted average shares outstanding	134,735	136,453	134,753	138,295
Net income (loss) per share - Diluted	$(0.13)	$0.28	$(0.59)	$0.49
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Impact Of Equity Issuances	2020	2019	2020	2019
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	545	609	549
Price range of options: from	$3.54	$6.43	$3.54	$6.43
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	2,464	3,555	2,626	1,939
RSUs excluded with service and market conditions as market conditions not met	199	70	199	70
Excluded shares as anti-dilutive when reporting a net loss	—	—	73	—

11.    SHARE-BASED COMPENSATION
Under the Entercom Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current year-to-date period ended September 30, 2020:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2020
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2019	3,861
RSUs awarded	September 30, 2020	580
RSUs released	September 30, 2020	(1,599)
RSUs forfeited	September 30, 2020	(190)
RSUs outstanding as of:	September 30, 2020	2,652	$—	1.2	$4,296
RSUs vested and expected to vest as of:	September 30, 2020	2,652	$—	1.2	$4,296
RSUs exercisable (vested and deferred) as of:	September 30, 2020	41	$—	0	$67
Weighted average remaining recognition period in years		2.0
Unamortized compensation expense		$12,073
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.

Option Activity
The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2020	2019
	(amounts in thousands)
Intrinsic value of options exercised	$—	$1,272
Tax benefit from options exercised (1)	$—	$73
Cash received from exercise price of options exercised	$—	$244

(1)	Amounts exclude any impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

The following table presents the option activity under the Plan during the current year-to-date period ended September 30, 2020:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of September 30 2020
	(amounts in thousands)
Options outstanding as of:	December 31, 2019	543	$12.06
Options granted	September 30, 2020	66	5.40
Options outstanding as of:	September 30, 2020	609	$11.33	4.0	$—
Options vested and expected to vest as of:	September 30, 2020	609	$11.33	4.0	$—
Options vested and exercisable as of:	September 30, 2020	543	$12.06	3.5	$—
Weighted average remaining recognition period in years		0.7
Unamortized compensation expense		$37
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding September 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable September 30, 2020	Weighted Average Exercise Price
From	To
$3.54	7.01	66,775	8.7	5.40	—	$—
$9.66	13.98	542,582	3.5	12.06	542,582	$12.06
$3.54	13.98	609,357	4.0	11.33	542,582	$12.06
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Nine Months Ended September 30,
	2020	2019
	(amounts in thousands)
Station operating expenses	$1,552	$3,765
Corporate general and administrative expenses	4,616	6,521
Stock-based compensation expense included in operating expenses	6,168	10,286
Income tax benefit (1)	1,452	2,258
After-tax stock-based compensation expense	$4,716	$8,028

	Three Months Ended September 30,
	2020	2019
	(amounts in thousands)
Station operating expenses	$524	$1,107
Corporate general and administrative expenses	1,421	2,234
Stock-based compensation expense included in operating expenses	1,945	3,341
Income tax benefit (1)	480	770
After-tax stock-based compensation expense	$1,465	$2,571
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12.    INCOME TAXES
Tax Rates for the Nine Months and Three Months Ended September 30, 2020
The Company recognized an income tax benefit for the nine and three months ended September 30, 2020 at effective income tax rates of 20.4% and 20.0%, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year. The effective income tax rate for the period was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
The Company estimates that its 2020 annual tax rate before discrete items, will be between 22% and 24%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.
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
Net Deferred Tax Assets and Liabilities
The income tax accounting process to determine the deferred tax liabilities involves estimating all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company estimated the current exposure by assessing the temporary differences and computing the provision for income taxes by applying the estimated effective tax rate to income. The Company's net deferred tax liabilities primarily relate to differences between book and tax bases of certain indefinite-lived intangible assets (broadcasting licenses). A reversal of deferred tax liabilities may occur when indefinite-lived intangible assets become impaired or are sold.

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

	Fair Value Measurements At Reporting Date
Description	Balance at September 30, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,728	$24,380	$—	$—	$6,348
Interest Rate Cash Flow Hedge (3)	$3,051	$—	$3,051	$—	$—

Description	Balance at December 31, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,229	$25,592	$—	$—	$7,637
Interest Rate Cash Flow Hedge (3)	$189	$—	$189	$—	$—
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

During the third quarter of 2020, the Company reviewed the fair value of certain of its broadcasting licenses. As a result of this assessment, the Company concluded that certain of its broadcasting licenses were impaired as the fair value of these assets was less than their carrying value. Accordingly, the Company recorded an $11.8 million impairment ($8.7 million, net of tax) on its broadcasting licenses in the third quarter of 2020.
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. The Company recorded an immaterial impairment charge related to ROU asset impairment during the nine months ended September 30, 2020.
During the nine months ended September 30, 2020, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, goodwill, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B-2 Loan (1)	$755,378	$719,498	$770,000	$774,813
Revolver (2)	$77,727	$77,727	$117,000	$117,000
Senior Notes (3)	$400,000	$335,000	$400,000	$423,250
Notes (4)	$425,000	$366,563	$425,000	$454,750
Other debt (5)	$808		$873
Letters of credit (5)	$6,834		$5,862
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

14.    ASSETS HELD FOR SALE
Assets Held for Sale
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
During the second quarter of 2020, the Company entered into an agreement with Truth Broadcasting Corporation ("Truth") to dispose of property and equipment and two broadcasting licenses in Greensboro, North Carolina. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at September 30, 2020. In aggregate, these assets had a carrying value of $0.5 million. The Company entered into a time brokerage agreement ("TBA") with Truth where Truth commenced operations of the two stations on September 28, 2020. During the period of the TBA, the Company excluded net revenues and station operating expenses associated with the two stations in the Company's consolidated financial statements. This transaction is expected to close within one year.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	September 30, 2020	December 31, 2019
	(amounts in thousands)
Net property and equipment	77	48
Radio broadcasting licenses	432	10,140
Total intangibles	432	10,140
Net assets held for sale	$509	$10,188

15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts of accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	September 30, 2020	December 31, 2019
		(amounts in thousands)
Short-term	Other current liabilities	$540	$811
Long-term	Other long-term liabilities	527	913
Total		$1,067	$1,724
Employee Stock Purchase Plan
Following the purchase of shares under the Employee Stock Purchase Plan (the "ESPP") for the first quarter of 2020, the Company temporarily suspended the ESPP.
The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(amounts in thousands)
Number of shares purchased	166	260
Non-cash compensation expense recognized	$43	$182

Share Repurchase Program
During the nine months ended September 30, 2020, the Company did not repurchase any shares under its share repurchase program (the "2017 Share Repurchase Program"). As of September 30, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
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
16.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 2, 2020, other than as described below.
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

17.    SUBSEQUENT EVENTS
Events occurring after September 30, 2020, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
On November 5, 2020, the Company announced that it entered into an exchange agreement with Urban One, Inc. ("Urban One") pursuant to which the Company will exchange its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company and Urban One will begin programming the respective stations under LMAs on November 23, 2020. The Urban One Exchange is expected to close in the first quarter of 2021.
On November 9, 2020, the Company announced that it acquired sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition").
The QLGG technology portfolio includes sports betting data and analytical capabilities (BetQL), daily fantasy sports (RotoQL), simulation-based sports outcome predictions and game forecasting (AccuScore), and comprehensive analytical coverage of the Association of Tennis Professionals Tour and the Women's Tennis Association Tour (TennisInsight.com), each with respective subscriber base and licensing opportunities. Upon the completion of the QLGG Acquisition, the Company will record the assets acquired and liabilities assumed at fair value. This information will be included in future filings.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2020 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the nine and three months ended September 30, 2020, as compared to the nine and three months ended September 30, 2019:
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business, including how it has and will continue to impact advertisers, professional sports and live events.
We experienced strong revenue growth in January and February. In March 2020, we began to experience adverse effects due to the pandemic. During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May through September.
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
•cause a decline in revenues on our sports stations as a result of the temporary suspension of the National Hockey League and National Basketball Association seasons as well as the delay of Major League Baseball and the cancellation of the National Football League preseason games, which was largely offset by the pro-rata reduction of our play-by-play sports rights fee obligations under virtually all of our agreements;
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
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the nine and three months ended September 30, 2020, may not be indicative of the results for the year ending December 31, 2020.
Impairment Loss
In response to a change in facts and circumstances, we conducted interim impairment assessments on our broadcasting licenses during the second quarter of 2020 and during the third quarter of 2020, which resulted in a recognition of a $4.1 million impairment loss ($3.0 million, net of tax) and an $11.8 million impairment loss ($8.7 million, net of tax), respectively.
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
Based on the timing of this transaction, our consolidated financial statements for the nine and three months ended September 30, 2020, reflect the results of Cadence13. Our consolidated financial statements for the nine and three months ended September 30, 2019, do not reflect the results of Cadence13.
Pineapple Street Media Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media (“Pineapple”) for a purchase price of $14.0 million in cash plus working capital (the “Pineapple Acquisition”). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the nine and three months ended September 30, 2020 reflect the results of Pineapple. Our consolidated financial statements for the nine and three months ended September 30, 2019 reflect the results of Pineapple's operations for the portion of the periods after the completion of the Pineapple Acquisition.
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
Based on the timing of this transaction, our consolidated financial statements for the nine and three months ended September 30, 2020: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations. Our consolidated financial statements for the nine months ended September 30, 2019: (i) reflect the results of the acquired stations for a portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for the portion of the period until the commencement date of the LMAs. Our consolidated financial statements for the three months ended September 30, 2019: (i) reflect the results of the stations acquired in the Cumulus Exchange; and (ii) do not reflect the results of our divested stations.

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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million and $3.3 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. Amounts were expensed as incurred and are included in integration costs.
In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $10.3 million and $6.0 million during the nine months ended September 30, 2020 and September 30, 2019, respectively. In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $1.2 million and $1.6 million during the three months ended September 30, 2020 and September 30, 2019, respectively. Amounts were expensed as incurred and are included in restructuring charges.
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

Nine Months Ended September 30, 2020 As Compared To The Nine Months Ended September 30, 2019

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$741.4	$1,075.8	(31)%

OPERATING EXPENSE:
Station operating expenses	668.2	801.3	(17)%
Depreciation and amortization expense	37.7	33.3	13%
Corporate general and administrative expenses	42.0	57.6	(27)%
Integration costs	0.5	3.3	(85)%
Restructuring charges	10.3	6.0	72%
Impairment loss	17.0	—	100%
Merger and acquisition costs	—	0.4	(100)%
Other expenses related to financing	—	1.9	(100)%
Other operating (income) expenses	(0.2)	(2.6)	92%
Total operating expense	775.5	901.2	(14)%
OPERATING INCOME (LOSS)	(34.1)	174.6	(120)%

INTEREST EXPENSE	66.1	75.4	(12)%
OTHER (INCOME) EXPENSE	—	1.8	(100)%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(100.2)	97.4	(203)%

INCOME TAXES (BENEFIT)	(20.4)	30.1	(168)%
NET INCOME (LOSS)	$(79.8)	$67.3	(219)%
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Specifically, the temporary suspension of the National Hockey League ("NHL") and National Basketball Association ("NBA") seasons, as well as the delay of the Major League Baseball ("MLB") season and the cancellation of the National Football League ("NFL") preseason games contributed to a decline in revenues from our sports stations. The MLB and the NBA restarted their abbreviated seasons in late July, the NHL restarted their season in August, and the NFL started their season in September, which contributed to an improvement in revenues from our sports stations in the third quarter. Additionally, the cancellation of events scheduled for the second quarter and third quarter of 2020 contributed to a decline in our event revenues. We experienced strong revenue growth in January and February. In March 2020, we experienced adverse effects due to the COVID-19 pandemic. These adverse effects continued throughout the second quarter and third quarter.
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
Station operating expenses include non-cash compensation expense of $1.6 million and $3.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
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
Corporate general and administrative expenses include non-cash compensation expense of $4.6 million and $6.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
Integration Costs
Integration costs were incurred during the nine months ended September 30, 2020 and September 30, 2019 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
During the nine months ended September 30, 2020, we conducted interim impairment assessments on our broadcasting licenses during the second and third quarter of the current year. As a result of the interim impairment assessments, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a cumulative non-cash impairment charge on our broadcasting licenses of $16.0 million.
Other Expenses Related to Financing
During the nine months ended September 30, 2019, we issued the Initial Notes and used the proceeds, along with cash on hand and borrowings under the Revolver, to repay a portion of our existing indebtedness under our Term B-1 Loan. As a result of this activity, we incurred approximately $5.8 million of third party fees. Of this amount, approximately $1.9 million of costs were expensed and approximately $3.9 million were capitalized and will be amortized over the term of the Notes.
Other Operating (Income) Expenses
During the nine months ended September 30, 2020, we completed the sale of equipment and a broadcasting license in Boston, Massachusetts and recognized a gain of $0.2 million.

During the nine months ended September 30, 2019, we completed: (i) a sale of land and land improvements, buildings and equipment and recognized a gain of $4.5 million; and (ii) an exchange transaction which resulted in a loss of $1.8 million.
The change in other operating (income) expense is primarily attributable to the change in these activities between periods.
Interest Expense
During the nine months ended September 30, 2020, we incurred $9.3 million less in interest expense as compared to the nine months ended September 30, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate.
Income Taxes (Benefit)
Tax Rate for the Nine Months Ended September 30, 2020
The effective income tax rate was 20.4% for the nine months ended September 30, 2020, which was determined using a forecasted rate based upon projected taxable income for the full year. The effective income tax rate for the period was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.
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
Tax Rate for the Nine Months Ended September 30, 2019
The estimated annual effective income tax rate was 30.9%, which was determined using a forecasted rate based upon projected taxable income for the full year. The 2019 annual income tax rate before discrete items, was estimated to be between 30% and 32%.

Three Months Ended September 30, 2020 As Compared To The Three Months Ended September 30, 2019

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$268.5	$386.1	(30)%

OPERATING EXPENSE:
Station operating expenses	228.7	273.1	(16)%
Depreciation and amortization expense	12.6	11.2	13%
Corporate general and administrative expenses	14.5	19.4	(25)%
Integration costs	—	0.7	(100)%
Restructuring charges	1.2	1.6	(25)%
Impairment loss	11.8	—	100%
Merger and acquisition costs	—	0.4	(100)%
Other operating (income) expense	—	0.2	(100)%
Total operating expense	268.8	306.6	(12)%
OPERATING INCOME (LOSS)	(0.3)	79.5	(100)%
INTEREST EXPENSE	20.8	25.3	(18)%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(21.1)	54.2	(139)%

INCOME TAXES (BENEFIT)	(4.2)	16.0	(126)%
NET INCOME (LOSS)	$(16.9)	$38.2	(144)%
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Specifically, the temporary suspension of the NHL and NBA seasons, as well as the delay of the MLB season and the cancellation of the NFL preseason games contributed to a decline in revenues from our sports stations. The MLB and the NBA restarted their abbreviated seasons in late July, the NHL restarted their season in August, and the NFL started their season in September which contributed to an improvement in revenues from our sports stations in the third quarter. Additionally, the cancellation of events scheduled for the third quarter of 2020 contributed to a decline in our event revenues. Net revenues decreased the most for our stations located in the Los Angeles and New York City markets.
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
Station operating expenses include non-cash compensation expense of $0.5 million and $1.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively.

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
Corporate general and administrative expenses include non-cash compensation expense of $1.4 million and $2.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively.
Integration Costs
Integration costs were incurred during the three months ended September 30, 2019 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
During the three months ended September 30, 2020, we conducted an interim impairment assessment on certain of our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $11.8 million.
Interest Expense
During the three months ended September 30, 2020 we incurred $4.5 million less of interest expense as compared to the three months ended September 30, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of a variable-rate debt with fixed-rate debt at a higher interest rate.
Income Taxes (Benefit)
For the three months ended September 30, 2020, the effective income tax rate was 20.0%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.
For the three months ended September 30, 2019, the effective income tax rate was 29.5%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.

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
Liquidity
Although we have been, and expect to continue to be, negatively impacted by the COVID-19 pandemic, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control Moreover, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects. During the third quarter, we amended our Credit Facility which resulted in a covenant holiday for the remainder of 2020.
The Credit Facility as amended, is comprised of the $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the nine months ended September 30, 2020, we: (i) borrowed the full amount available under our Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; (ii) subsequently made elective payments against the outstanding balance of the Revolver in the amount of $186.0 million; and (iii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan in the amount of $14.6 million.
As of September 30, 2020, we had $755.4 million outstanding under the Term B-2 Loan and $77.7 million outstanding under the Revolver. In addition, we had $6.8 million in outstanding letters of credit.
As of September 30, 2020, total liquidity was $198.0 million which was comprised of $165.6 million available under the Revolver and $32.4 million in cash and cash equivalents. For the nine months ended September 30, 2020, we reduced our outstanding debt by $53.9 million due to the previously discussed draw under our Revolver and subsequent repayments.
The Credit Facility
The Term B-2 Loan requires mandatory prepayments equal to a percentage of Excess Cash Flow, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and the Consolidated Net Secured Leverage Ratio for the prior year. We made our first Excess Cash Flow payment in the first quarter of 2020.
As of September 30, 2020, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
During the third quarter of the current year, we executed an amendment to the Credit Facility which amends our financial covenants under the Credit Facility.
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
Operating Activities
Net cash flows provided by operating activities were $82.0 million and $104.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
The cash flows from operating activities decreased primarily due to the fact that we reported a net loss of $79.8 million for the nine months ended September 30, 2020 as compared to a reported net income of $67.3 million for the nine months ended September 30, 2019.

This reduction in net income (loss) of $147.2 million was partially offset by: (i) a reduction in net investment in working capital of $115.0 million; and (ii) an increase in the adjustments to reconcile net income to net cash provided by operating activities of $9.6 million.
The reduction in net investment in working capital was primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of prepaid expenses; (iv) settlements of other long-term liabilities; and (v) settlements of accrued interest expense.
The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily due to: (i) an increase in impairment loss of $17.0 million; (ii) an increase in provision for bad debts of $9.2 million; (iii) an increase in depreciation and amortization expense of $4.4 million; and (iv) a reduction in gains on disposals of assets of $2.5 million.
These increases in adjustments to reconcile net income to net cash provided by operating activities were partially offset by reductions in: (i) the adjustment for deferred taxes of $14.9 million; (ii) non-cash stock-based compensation expense of $4.0 million; (iii) gains in the deferred compensation plan of $3.2 million; and (iv) the loss on extinguishment of debt of $1.8 million.
Investing Activities
Net cash flows used in investing activities were $11.5 million for the nine months ended September 30, 2020, which primarily reflect the purchase of property and equipment and intangible assets of $21.9 million, which was partially offset by proceeds received from dispositions of assets of $10.4 million.
Net cash flows used in investment activities were $53.0 million for the nine months ended September 30, 2019, which primarily reflect the purchase of property and equipment and intangible assets of $63.6 million and the purchase of Pineapple and other assets for $15.8 million, which was partially offset by proceeds received from dispositions of assets in the amount of $27.8 million.
Financing Activities
Net cash flows used in financing activities were $58.5 million for the nine months ended September 30, 2020, which primarily reflect: (i) the borrowing under the Revolver of $146.7 million; (ii) the payments of amounts due under the Revolver of $186.0 million; (iii) the payments of long term debt of $14.6 million; and (iv) the payment of dividends on common stock of $2.7 million.
Net cash flows used in financing were and $198.4 million for the nine months ended September 30, 2019, which primarily reflect: (i) the reduction of our net borrowings by $146.0 million; (ii) the payment of dividends on common stock of $27.6 million; (iii) the repurchase of our common stock of $18.3 million; and (iv) the payment of debt issuance costs related to the issuance of our Notes in the amount of $3.9 million.
Dividends
Following the payment of the quarterly dividend payment for the first quarter of 2020, we suspended our quarterly dividend program.
Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Senior Notes and the Notes.
Share Repurchase Program
During the nine months ended September 30, 2020, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of September 30, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes
During the nine months ended September 30, 2020, we paid $4.0 million in state income taxes. We do not anticipate making any federal income tax payments in 2020 primarily as a result of: (i) the availability of net operating losses ("NOLs") to offset federal tax due; and (ii) our current projected taxable loss position.
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
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2020 were $21.9 million. We anticipate that total capital expenditures in 2020 will be between $25 million and $30 million. This figure includes approximately $2 million that will be reimbursed by landlords for tenant improvement allowances.
Contractual Obligations
As of September 30, 2020, there have been no material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, other than as described below.
As discussed above in the liquidity section, during the nine months ended September 30, 2020, we borrowed the full amount available under the Revolver. We subsequently made elective payments against the outstanding balance of the Revolver in the amount of $186.0 million. Additionally, we made required Excess Cash Flow payments and quarterly amortization payments due under the Term B-2 Loan in the amount of $14.6 million. As a result of this activity, the amounts outstanding under our long-term debt obligations decreased by $53.9 million during the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2020. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of September 30, 2020, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
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
During the third quarter of the current year, we completed an interim impairment test for certain of our broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).
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

Estimates And Assumptions
	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019
Discount rate	7.50%	8.00%	8.50%
Operating profit margin ranges expected for average stations in the markets where the Company operates	24% to 36%	22% to 36%	18% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%
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
Broadcasting License at Risk
The table below presents the percentage within a range by which the fair value exceeded the carrying value of certain of our radio broadcasting licenses as of September 30, 2020, for 22 units of accounting (22 geographical markets of the 48 total markets) where the carrying value of the licenses was assessed for impairment during the third quarter of the current year.
Rather than presenting the percentage separately for each unit of accounting, management's opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.
After the interim impairment test conducted on our broadcasting licenses in the third quarter of 2020, the results indicated that there were 21 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 21 units of accounting have a carrying value of $1,812.3 million at September 30, 2020.

Units of Accounting as of September 30, 2020 Based Upon the Valuation as of September 30, 2020
Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of units of accounting	8	13	1	—
Carrying Value (in thousands)	$960,690	$851,587	$16,744	$—
Holding all of the assumptions used in the interim impairment assessment conducted during the third quarter of 2020 constant, changes in the assumptions below would reduce the fair value of our broadcasting licenses as follows:

Sensitivity Analysis ¹
Percentage Decrease in Broadcasting Licenses Fair Value
Increase in the discount rate from 7.5% to 8.5%	12%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	2%
Reduction in operating profit margin by 10%	8%
¹ Each assumption used in the sensitivity analysis is independent of the other assumptions

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
As of September 30, 2020, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $3.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of September 30, 2020.
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
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of September 30, 2020 was $3.1 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2020, we did not have any investments in money market instruments.
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
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our business and operations could be materially and adversely affected by the effects of COVID-19. Governments, public institutions, and other organizations in countries and localities where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread, including implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings, and businesses and has forced the implementation of alternative work arrangements. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this outbreak is not yet known, we are closely monitoring the spread of COVID-19 and continually assessing its effects on our business.
The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. Furthermore, we have already and believe that we will continue to experience additional declines in advertising revenues as a result of the suspension of the National Hockey League and National Basketball Association seasons, the delay of Major League Baseball season and the cancellation of the National Football League preseason, as well as reductions in event revenues as a result of the cancellation of concerts and other live events due to the current limitations on social gatherings and stay-at-home orders in place.
Additionally, our Credit Facility requires us to maintain compliance with a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain circumstances, the Consolidated Net First Lien Leverage ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business. In the third quarter of the current year, we amended our Credit Facility which resulted in a covenant holiday for the remainder of 2020. Additionally, the amendment allows use of the second, third and fourth quarter of 2019 EBITDA figures in place of the second, third and fourth quarter of 2020 EBITDA figures for purposes of calculating the Consolidated Net First Lien Leverage ratio when the covenant resumes in 2021. The amendment also added a new minimum liquidity covenant of $75.0 million until December 31, 2021, or such earlier date as we may elect. We may seek from time to time to further amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and our ability to compete in this environment.

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
ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended September 30, 2020:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2020 - July 31, 2020	—	$—	—	$41,578,230
August 1, 2020 - August 31, 2020	—	$—	—	$41,578,230
September 1, 2020 - September 30, 2020	—	$—	—	$41,578,230
Total	—		—

(1)
We withhold shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. This withholding activity is classified as a deemed repurchase. As no shares vested during the three months ended September 30, 2020, we did not make any deemed repurchases during the three months ended September 30, 2020.

(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended September 30, 2020.

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

10.1 #
Amendment No. 5, dated July 20, 2020, to the Credit Agreement, dated October 17, 2016 (as amended), among Entercom Media Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

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

ENTERCOM COMMUNICATIONS CORP. (Registrant)

Date: November 9, 2020	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 9, 2020	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)