Form 10-K
period 2020-12-31
ENTERCOM COMMUNICATIONS CORP
filed 2021-03-01
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, was $160,624,907 based on the closing price of $1.38 on the New York Stock Exchange on such date. The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
Class A common stock, $0.01 par value 136,836,055 shares outstanding as of February 12, 2021
(Class A shares outstanding includes 5,277,228 unvested and vested but deferred restricted stock units).
Class B common stock, $0.01 par value 4,045,199 shares outstanding as February 12, 2021.

1

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

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
Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Fall 2020 publication of Nielsen’s Radio Markets; Population, Rankings and Information.
i

PART I
ITEM 1.    BUSINESS
Entercom is a leading, multi-platform audio content and entertainment company. As the leading creator of live, original, local, premium audio content in the United States and the nation’s unrivaled leader in local sports radio and news, we are home to the nation's most influential collection of podcasts, digital and broadcast content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every major U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes positions in all of the top 16 markets and 21 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
Our Digital and Live Events Platforms
Radio.com delivers scale by unifying the listening experience of our broad portfolio of stations, leading podcasts, shows and talent. Harnessing the power of our cumulative audience, this robust platform is delivering fast growth and deep engagement twenty-four hours a day, seven days a week.
In July 2019, we completed an acquisition of Pineapple Street Media ("Pineapple"), an award-winning, renowned independent producer of top-rated podcast content. In October 2019, we completed our acquisition of podcaster Cadence13, Inc. ("Cadence13") by purchasing the remaining shares in Cadence13 that we did not already own. We initially acquired a 45% interest in Cadence13 in July 2017. Through our strategic acquisitions of Pineapple and Cadence13, we are one of the country's top three podcasters in the United States market creating, distributing and monetizing premium, personality-based podcasts to our audiences with more than 150 million monthly downloads.
These two acquisitions create a unique leadership position that leverages our scale across the top 50 markets, our enhanced targeted data capabilities, our top-rated portfolio of spoken word brands, and both Cadence13 and Pineapple's capabilities as two of the industry's leading developers and sellers of original podcast content.
We are a leading creator of live, original events, including large-scale concerts, intimate live performances with big artists on small stages, and crafted food and beverage events, all supported by Eventful, our digital local event discovery business with 28.8 million registered users.
Our Strategy
Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver live, local, premium audio content, events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. The principal components of our strategy are to: (i) continue to be America’s leading creator of live, original, local, premium audio content by building strongly branded radio stations with highly compelling content; (ii) focus on delivering effective integrated marketing solutions for our customers that incorporate audio, digital and experiential assets and leverage our national scale and digital and live events platforms; (iii) assemble and develop market leading station clusters; (iv) drive a positive perception of radio as the nation’s number one reach and ROI medium; and (v) offer a great place to work, where our talented high achievers can grow and thrive.
Sources Of Revenue
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
A growing source of our revenues are derived from our digital and podcasting operations. The podcast advertising market is growing rapidly and we believe the acquisitions of Cadence13 and Pineapple position us well for sustained success in this space due to the scale of our radio broadcasting platform, and the powerful symbiotic opportunities, driven by our leading position in sports, news, and local personalities. The primary source of revenue for our podcasting operations is the sale of advertising time to regional and national advertisers who purchase commercials in varying lengths.
We sell advertising at live and local events hosted by us across the country. We also earn revenues from attendee-driven ticket sales and merchandise sales.
We also sell sponsorships including, but not limited to, naming rights related to our programs and studios. In these arrangements, we earn revenues from mentioning or displaying of sponsors' name, logo, product information, slogan or descriptions of the sponsors' goods or services in acknowledgement of their support.
Competition
The radio broadcasting and podcasting industries are highly competitive. We compete for listeners and advertising revenue with other radio stations, podcasters, and audio companies. Specifically, we compete for audiences and advertising revenues with other media including: digital audio streaming, podcasts, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.
We believe our robust portfolio of assets and integrated solutions offer advertisers today's most engaged audiences through targeted reach, brand amplification and local activation at a national scale, which allows us to compete effectively against other broadcast radio operators and other media.
Federal Regulation of Radio Broadcasting
Overview. The radio broadcasting industry is subject to extensive and changing government regulation of, among other things, ownership limitations, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the Federal Communications Commission (the "FCC") pursuant to the Communications Act of 1934, as amended (the “Communications Act”).
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
Transfer or Assignment of Licenses. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including: (i) compliance with the various rules limiting common ownership of media properties in a given market; (ii) the “character” of the proposed licensee; and (iii) compliance with the Communications Act’s limitations on alien ownership as well as general compliance with FCC regulations and policies.
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
FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($419,353 for a single violation, up to a maximum of $3,870,946 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints that have been submitted to the FCC of which we have not yet been notified.
Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $51,827.
Proposed and Recent Changes. Congress, the FCC and other federal agencies are considering or may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could: (i) affect, directly or indirectly, the operation, ownership and profitability of our radio stations; (ii) result in the loss of audience share and advertising revenues for our radio stations; or (iii) affect our ability to acquire additional radio stations or to finance those acquisitions.

Federal Antitrust Laws. The federal agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the U.S. Department of Justice ("DOJ"), may investigate certain acquisitions. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting-period requirements before consummating the acquisition.
HD Radio
AM and FM radio stations may use the FCC selected In-Band On-Channel (“IBOC”) as the exclusive technology for terrestrial digital operations. IBOC, is known as “HD Radio.” We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the availability of additional channels and the ability to offer a greater variety of auxiliary services.
Human Capital
As of December 31, 2020, we had 3,524 full-time employees and 2,513 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA"). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East ("WGAE") and Writers Guild of America West ("WGAW"). With respect to certain of our stations in our Chicago, Los Angeles, New York City, Philadelphia, San Francisco, and St. Louis markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). We believe that our relations with our employees are good.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.
We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. Our Diversity, Equity and Inclusion ("DEI") Task Force is dedicated to serving our communities and making positive, meaningful impact through: (i) building a more diverse organization; (ii) strengthening our culture of inclusion and respect; and (iii) fostering a more just, equitable and inclusive nation. We recently established a fellowship program which will create fellowship roles for recent college graduates emphasizing diverse candidates to fill key openings across our organization. The fellowship program is a structured one-year job assignment complete with coaching, mentoring and career development experiences to foster a rapid learning and growth environment among the cohort, while increasing the successful integration of early career talent within our team.
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
RISKS RELATED TO OUR BUSINESS
The effects of the current novel coronavirus ("COVID-19") global pandemic on our operations and the operations of our customers, have had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, or cash flows.
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Our business and operations have been, and may continue to be, materially and adversely affected by the effects of COVID-19. Governments, public institutions, and other organizations throughout the world have taken certain emergency measures to combat its spread, including implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings, and businesses and the implementation of alternative work arrangements. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have been subsequently reinstated, adding an additional layer of uncertainty. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this pandemic is not yet known, we have taken proactive actions in an effort to mitigate its effects and are continually assessing its effects on our business.
The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and has had adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. In 2020, we experienced declines in advertising revenues as a result of the suspension of the National Hockey League and National Basketball Association seasons, the substantially shortened Major League Baseball season and the cancellation of the National Football League preseason in 2020 and the reduction of games in 2021 as well as reductions in event revenues as a result of the cancellation of concerts and other live events due to the current limitations on social gatherings and stay-at-home orders in place. We believe these limitations on social gatherings, sporting events and live events will continue to adversely impact our operations in 2021.
Additionally, our Credit Facility requires us to maintain compliance with a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain limited circumstances, the Consolidated Net First Lien Leverage ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business. In the third quarter of 2020, we amended our Credit Facility which resulted in a covenant holiday through December 31, 2020. Additionally, the amendment allows use of the second, third and fourth quarter of 2019 EBITDA figures in place of the second, third and fourth quarter of 2020 EBITDA figures for purposes of calculating the Consolidated Net First Lien Leverage ratio when the covenant resumed in 2021. The amendment also added a new minimum liquidity covenant of $75.0 million until December 31, 2021, or such earlier date as we may elect. We may seek from time to time to further amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and our ability to compete in this environment.

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments, which cannot be accurately predicted and are uncertain, including, but not limited to, the duration, scope and severity of the COVID-19 pandemic, any additional resurgences or COVID-19 variants; the ability to effectively and widely manufacture and distribute vaccines, the public's perception of the safety of the vaccines and their willingness to take the vaccines; the effect of the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public's willingness to attend live events; and the pace of recovery when the pandemic subsides. The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, or cash flows, as well as heighten the other risks discussed in this Item 1A, Risk Factors.

Our results may be impacted by economic trends.
As discussed above, our net revenues decreased in 2020 as compared to 2019 primarily as a result of the COVID-19 pandemic. Our net revenues increased in 2019 as compared to 2018 primarily as a result of organic growth and strategic acquisitions made during 2018 and 2019.
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
Our operations may be adversely affected by changes in programming and competition for advertising revenues.
We operate in a highly competitive business. We compete for audiences with advertising revenues as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. We also compete for advertising dollars with other large companies such as Facebook, Google and Amazon. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenues of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could adversely impact our business, financial condition, results of operations and cash flows.
We cannot predict the competitive effect of changes in audio content distribution or changes in technology.
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
We cannot predict the effect, if any, that competition arising from new technologies may have on us or on our financial condition, results of operations and cash flows.
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
Competition for experienced professional personnel is intense, and we must work to retain and attract these professionals. For example, our radio stations and podcasting operations compete for creative and on-air talent with other radio stations, audio companies and other media, such as broadcast, cable and satellite television, digital media and satellite radio. Our program talent are subject to change, due to competition and other reasons. Changes in program talent could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.
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

In August and October 2015, CBS Radio was named as a defendant in two separate putative class action lawsuits in federal court in California that were subsequently consolidated in an action entitled ABS Entertainment, Inc. et al. v. CBS Corporation et al. (the "ABS matter”). In May 2016, the California trial court granted summary judgment in CBS Radio’s favor: (a) striking the class certification claims; and (b) determining that CBS Radio had publicly performed post-1972 digitally remastered recordings, recordings which were derivative works sufficiently original to be copyrightable, and thus those works were governed exclusively by federal, not California, law. In August 2018, the Court of Appeals for the Ninth Circuit reversed the District Court. A petition for rehearing en banc, filed on September 18, 2018, was denied, although a particular aspect of the panel’s decision was amended prior to remand to the District Court. While on remand, a separate matter that involves parties unrelated to the company, Flo & Eddie, Inc. v. Sirius XM Radio, Inc., (the "Sirius XM matter") progressed to the Ninth Circuit, raising the issue of whether California law recognizes a public performance right for pre-1972 Recordings. The Company and the plaintiffs in the ABS matter agreed that, because the Sirius XM matter might fully resolve or greatly simplify the issues in the ABS matter, the parties agreed to dismiss the ABS matter without prejudice and toll it, pending the outcome of the Sirius XM matter.
An adverse decision in the ABS matter against us could impede our ability to broadcast or stream the Pre-1972 Recordings and/or increase our royalty payments, as well as expose us to liability for past broadcasts.
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
We must comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules governing our radio station operations impose costs on our operations, and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could adversely impact our business, financial condition and results of operation. Moreover, these FCC regulations may change over time, and there can be no assurance that changes would not adversely impact our business, financial condition and results of operations. From time to time, we are the subject of investigations by the FCC in the normal course of business.
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
For 2020, we generated over 50% of our as reported net revenues from 11 of our markets, which were Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York City, Philadelphia, San Francisco and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.
Impairments to our broadcasting licenses and goodwill have reduced our earnings.
We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant amount of these impairment losses were recorded in 2008 during the recession, during the fourth quarter of 2018 as a result of an interim impairment assessment, during the fourth quarter of 2019 in connection with our annual impairment assessment, during the second and third quarters of 2020 as a result of interim impairment assessments, and during the fourth quarter of 2020 in connection with our annual impairment assessment. As of December 31, 2020, our broadcasting licenses and goodwill comprised approximately 70% of our total assets.
The interim impairment assessments conducted during the second and third quarters of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, we recorded an impairment loss of $4.1 million, ($3.0 million, net of tax) and $11.8 million, ($8.7 million, net of tax), respectively.
The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, we recorded an impairment loss of $246.0 million, ($180.4 million, net of tax)
The valuation of our broadcasting licenses and goodwill is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for our broadcasting licenses use significant unobservable inputs and reflect our own assumptions, including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value.
As a result of the large impairment loss recorded during the fourth quarter of 2019, our remaining goodwill is attributable solely to recent acquisitions. The fair value of acquired goodwill is based upon our estimates of the fair values using an income approach. Our fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information.
If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.
We have significant obligations relating to our current operating leases.
As of December 31, 2020, we had future operating lease commitments of approximately $324.3 million that are disclosed in Note 23, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is an operating or finance lease. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This guidance was effective for us as of January 1, 2019. The impact of this guidance had a material impact on our financial position and the impact to our results of operations and cash flows was not material. As of January 1, 2019, we recorded a cumulative-effect adjustment to our accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from a sale and leaseback transaction under the previous accounting guidance for leases. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation was primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets.
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
FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee who commits a "serious" indecency violation. Further, broadcasting obscene, indecent or profane programming, may potentially subject broadcasters to license revocation, renewal or qualification proceedings. We may in the future become subject to inquiries or proceedings related to our stations. To the extent that these proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our business, financial condition, results of operations and cash flow could be adversely impacted.
We may be unable to effectively integrate our acquisitions, which could have a material adverse effect on our business.
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
We have substantial indebtedness. As of December 31, 2020, we had a senior secured credit agreement (the “Credit Facility”) of $1.0 billion that is comprised of: (a) a term B-2 loan (the “Term B-2 Loan”) with $754.0 million outstanding at December 31, 2020; and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $114.7 million was outstanding at December 31, 2020. In addition to the Credit Facility, we also have outstanding $400.0 million aggregate principal amount of 7.250% senior notes due November 2024 (the “Senior Notes”) and $425.0 million aggregate principal amount of 6.500% senior secured second-lien notes due May 2027 (the "Notes").
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
The undrawn amount of the Revolver was $129.2 million as of December 31, 2020. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2020, we would not be limited in these borrowings.
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
•prepay certain kinds of indebtedness;
•issue or sell stock; and
•change the nature of our business.
As a result of our substantial indebtedness, we may be: (i) limited in how we conduct our business; (ii) unable to raise additional debt or equity financing to operate during general economic or business downturns; and/or (iii) unable to compete effectively or to take advantage of new business opportunities.
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
The Credit Facility contains provisions which, under certain circumstances: (i) limit our ability to borrow money; (ii) make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; (iii) swap or sell assets; or (iv) merge or consolidate with another company. To secure the indebtedness under our Credit Facility, we have pledged substantially all of our assets, including the stock or equity interests of our subsidiaries.
The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain limited circumstances, the Consolidated Net First Lien Leverage Ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business.
As discussed above in the Risks Related To Our Business section, in the third quarter of 2020, we amended our Credit Facility which resulted in a covenant holiday through December 31, 2020.
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
We operate as a holding company. All of our operating assets are currently owned and operated by our subsidiaries. Entercom Media Corp., our 100% owned subsidiary, is the borrower under the Credit Facility. All of our operating subsidiaries and our FCC license subsidiary are direct or indirect subsidiaries of Entercom Media Corp. Most of Entercom Media Corp.’s subsidiaries are full and unconditional joint and several guarantors under the Credit Facility.
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
As of December 31, 2020, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (i) the Term B-2 Loan would increase $6.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments; and (ii) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2020.
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
The U.K. Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether LIBOR will cease to exist after that date, and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out.
As discussed above, borrowings under the Term B-2 Loan and Revolver are at variable rates. As of December 31, 2020, we had $754.0 million outstanding under the Term B-2 Loan and $114.7 million outstanding under the Revolver. The Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The Term B-2 Loan provides for interest based upon the Base Rate or LIBOR plus a margin. Because the Term B-2 Loan and the Revolver are, at times, LIBOR-benchmarked debt, we may be exposed to unpredictable changes in LIBOR-benchmarked provisions in such obligations. Such exposure cannot be determined at this time.
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
If we are unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we may consider other options, including: (i) sales of assets; (ii) sales of equity; (iii) reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or (iv) negotiations with lenders to restructure the applicable indebtedness.
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
RISKS ASSOCIATED WITH OUR STOCK
Our Chairman, President and Chief Executive Officer and our Chairman Emeritus own a large minority equity interest in us and have substantial influence over our Company. Their interests may conflict with your interests.

As of February 12, 2021, David J. Field, our Chairman, President and Chief Executive Officer, and one of our directors, beneficially owned 3,404,462 shares of our Class A common stock and 2,749,250 shares of our Class B common stock, representing approximately 18.0% of the total voting power of all of our outstanding common stock. As of February 12, 2021, Joseph M. Field, our Chairman Emeritus and one of our directors, and the father of David J. Field, beneficially owned 14,433,547 shares of our Class A common stock and 1,295,949 shares of our Class B common stock, representing approximately 15.9% of the total voting power of all of our outstanding common stock. David J. Field and Joseph M. Field beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of our Class A common stock.

Our Class B common stock is entitled to ten votes per share when voted by David J. Field and Joseph M. Field, subject to certain limited exceptions when they are either limited to zero votes (i.e., the election of Class A Directors) or one vote (i.e., a going private transaction where David J. Field or Joseph M. Field participate). David J. Field and Joseph M. Field are able to significantly influence the vote on all matters submitted to a vote of shareholders.
Our Class A common stock price and trading volume could be volatile.
Our Class A common stock has been publicly traded on the New York Stock Exchange ("NYSE") since January 29, 1999. The market price of our Class A common stock and our trading volume have been subject to fluctuations since the date of our initial public offering. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance.
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
If we are not in compliance with the continued listing standards of the NYSE, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Our common stock is currently traded on the NYSE. Our common stock may fail to comply with the minimum average closing price requirement for continued listing on that market if the average closing price of our common stock falls below the required $1.00 per share minimum over any 30 consecutive trading-day period.
On April 3, 2020, the closing price for our common stock fell below $1.00 per share. Since May 14, 2020, our closing stock price has been above $1.00 per share.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in business districts. Our studio and office space leases typically contain lease terms with expiration dates of 5 to 15 years, which may contain options to renew. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from 5 to 30 years, which may include options to renew.
The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.
As of December 31, 2020, we had approximately $324.3 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.
Our principal executive office is located at 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103, in 67,031 square feet of leased office space, of which approximately half of the space is dedicated to principal executive offices. While the initial term of this lease expires on July 31, 2034, the lease provides for several optional renewal periods.

ITEM 3.    LEGAL PROCEEDINGS
We currently and from time to time are involved in litigation incidental to the conduct of our business. Refer to Item 1A Risk Factors, above for additional discussion on ongoing legal proceedings. Management anticipates that any potential liability of ours that may arise out of or with respect to these matters will not materially adversely affect our business, financial position, results of operations or cash flows.
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) entered into an industry-wide settlement with ASCAP, resulting in a new license made available to RMLC members, that became effective January 1, 2017, for a five-year term; (ii) is currently seeking reasonable terms and fees for a new license that would be retroactively effective to January 1, 2017, from BMI through settlement negotiations and potential rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) commencing on January 1, 2017, entered into a series of interim licenses with GMR, the most current of which expires March 31, 2021. The RMLC filed a motion in the U.S. District Court for the Eastern District of Pennsylvania against GMR in November 2016 arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In 2019, all claims between the RMLC and GMR were transferred to the U.S. District Court of California.
The CRB hearings to determine the royalty rates for the public digital performance of sound recordings on the Internet under federal statutory license for the 2021-2026 royalty period (the "Web V Proceedings"), originally scheduled for March 2020, were rescheduled due to the COVID-19 pandemic and held virtually in August 2020. As of the date of this filing, the CRB has not yet released its determination of rates resulting from the Web V Proceedings.
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
Holders
As of February 12, 2021, there were approximately 519 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 21,500 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.
Dividends
On November 2, 2017, our Board approved an increase to the annual dividend program from $0.30 per share to $0.36 per share, with payments that approximated $12.4 million per quarter.
On August 9, 2019, our Board of Directors reduced the annual common stock dividend program to $0.08 per share of common stock, with payments that approximated $2.7 million per quarter. Following the payment of the quarterly dividend for the first quarter of 2020, we suspended our quarterly dividend program. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility, the Notes and the Senior Notes.
For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
Sales of Unregistered Securities
We did not sell any equity securities during 2020 that were not registered under the Securities Act.
Repurchases of Our Stock
The following table provides information on our repurchases (or deemed repurchases) of stock during the quarter ended December 31, 2020:

Period (1) (2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 - October 31, 2020	—	$—	—	$41,578,230
November 1, 2020 - November 30, 2020 (1)	12,236	$2.16	—	$41,578,230
December 1, 2020 - December 31, 2020 (1)	24,093	$2.43	—	$41,578,230
Total	36,329		—
(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 12,236 shares at an average price of $2.16 in November 2020; and (ii) 24,093 shares at an average price of $2.43 per share in December 2020.
(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended December 31, 2020. As of December 31, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2020, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2020
	(a)	(b)	(c)
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
	(amounts in thousands)
Equity Compensation Plans Approved by Shareholders:
Entercom Equity Compensation Plan[1,2]	609	$3.81	1,152,894 [3]
Equity Compensation Plans Not Approved by Shareholders:
Entercom Acquisition Compensation Plan[4]	200	$0.42	2,729,938
Total	809		3,882,832

For a description of the Plan, refer to Note 17, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.
1 On January 1 of each year, the number of shares of Class A common stock authorized under the Entercom Equity Compensation Plan (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2020, January 1, 2019, and January 1, 2018. As of December 31, 2020: (i) the maximum number of shares authorized under the Plan was 17.8 million shares; and (ii) (0.3 million) shares remain available for future grant under the Plan. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2021, to 1.2 million shares.

2 In connection with the completion of the CBS Radio Merger, the shares available under the Plan was increased by 2,941,525 pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08. The addition of these shares, which are included in the total shares available for future issuance, was not required to be approved by the Company's shareholders, but are available pursuant to a plan approved by shareholders.

3 Management determined that presenting the number of shares available for future issuance under the Plan as of January 1, 2021, was more meaningful to users of the financial statements.

4 On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") (the "QLGG Acquisition"). In connection with the QLGG Acquisition, the Company assumed an equity compensation plan that was in place at QLGG. This plan (the "QLGG 2017 Incentive Compensation Plan") was assumed pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08 and did not require approval by the Company's shareholders.

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

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Urban One, Inc. ("Urban One"), Beasley Broadcast Group, Inc. ("Beasley), Saga Communications, Inc. ("Saga"), iHeartMedia, Inc. ("iHeart"), and Cumulus Media Inc. ("Cumulus") (the “Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2015.
Cumulative Five-Year Return Index Of A $100 Investment

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entercom Communications Corp., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Entercom Communications Corp.
S&P 500
Peer Group

*    $100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
Entercom Communications Corp.	100.00	138.52	102.40	56.72	47.97	25.79
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	140.20	160.72	97.61	113.30	81.12

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data below, as of and for the year ended 2020 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2020, 2019 and 2018 and balance sheets as of December 31, 2020, and 2019 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2017 and 2016 and the balance sheets as of December 31, 2018, 2017 and 2016 are derived from financial statements not included herein.
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
SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data:
Net revenues	$1,060,898	$1,489,929	$1,462,567	$592,884	$464,771
Operating (income) expenses:
Station operating expenses	907,796	1,086,617	1,099,278	443,512	323,270
Depreciation and amortization	50,231	45,331	44,288	15,546	9,793
Corporate general and administrative expenses	64,560	84,304	69,492	47,859	33,328
Integration costs	491	4,297	25,372	—	—
Restructuring charges	11,981	6,976	5,830	16,922	—
Impairment loss	264,432	545,457	493,988	952	254
Merger and acquisition costs	553	941	3,014	41,313	708
Other expenses related to financing	—	4,397	—	2,213	565
Net time brokerage agreement fees (income)	—	106	(918)	130	417
Net (gain) loss on sale or disposal of assets	(139)	(7,640)	(12,158)	11,853	(1,621)
Total operating expenses	1,299,905	1,770,786	1,728,186	580,300	366,714
Operating income (loss)	(239,007)	(280,857)	(265,619)	12,584	98,057
Other (income) expense:
Net interest expense	87,096	100,103	101,121	32,521	36,639
Other income	—	—	—	—	(2,299)
(Gain) loss on early extinguishment of debt	—	2,046	—	4,135	10,858
Total other expense	87,096	102,149	101,121	36,656	45,198
Income (loss) before income taxes (benefit)	(326,103)	(383,006)	(366,740)	(24,072)	52,859
Income taxes (benefit)	(83,879)	37,206	(4,153)	(257,085)	14,794
Net income available to the Company - continuing operations	(242,224)	(420,212)	(362,587)	233,013	38,065
Preferred stock dividend	—	—	—	(2,015)	(1,901)
Net income available to common shareholders - continuing operations	(242,224)	(420,212)	(362,587)	230,998	36,164

Income (loss) from discontinued operations, net of taxes (benefit)	—	—	1,152	836	—
Net income (loss) attributable to common shareholders	$(242,224)	$(420,212)	$(361,435)	$231,834	$36,164
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(1.80)	$(3.07)	$(2.63)	$4.49	$0.94
Income (loss from discontinued operations, net of taxes (benefit)	$—	—	0.01	0.02	—
Net income (loss) per common share - basic	$(1.80)	$(3.07)	$(2.62)	$4.51	$0.94
Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(1.80)	$(3.07)	$(2.63)	$4.37	$0.91
Income (loss from discontinued operations, net of taxes (benefit)	$—	—	0.01	0.02	—
Net income (loss) per common share - diluted	$(1.80)	$(3.07)	$(2.62)	$4.38	$0.91
Weighted average shares - basic	134,571	136,967	138,070	51,393	38,500
Weighted average shares - diluted	134,571	136,967	138,070	52,885	39,568
Cash Flows Data:
Cash flows related to:
Operating activities	$85,226	$132,188	$102,249	$29,112	$72,030
Investing activities	$(51,659)	$(90,516)	$141,478	$17,310	$495
Financing activities	$(22,996)	$(213,537)	$(85,636)	$(59,098)	$(34,851)
Other Data:
Common stock dividends declared and paid	$2,692	$30,273	$49,770	$29,296	$8,666
Cash dividends declared per common share	$0.020	$0.220	$0.360	$0.515	$0.225
Perpetual cumulative convertible preferred stock dividends declared and paid	$—	$—	$—	$2,574	$1,788

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$30,964	$20,393	$192,258	$34,167	$46,843
Total assets	3,288,757	3,643,678	4,020,358	4,539,201	1,076,233
Senior secured debt and other, including current portion	871,222	889,841	1,475,082	1,475,974	480,087
Senior Notes	409,306	411,732	414,158	416,584	—
Notes	429,318	430,000	—	—	—
Deferred tax liabilities and other long-term liabilities	531,142	601,187	635,150	717,356	119,759
Perpetual cumulative convertible preferred stock (mezzanine)	—	—	—	—	27,732
Total shareholders’ equity	$644,738	881,443	1,334,260	$1,764,360	393,374

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 15 of this Annual Report on Form 10-K, as well as the information set forth in Item 1A, Risk Factors.
The MD&A, as well as various other sections of the Annual Report, contains and refers to statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. For more information, refer to the "Note Regarding Forward-Looking Statements".
Our Business
We are the leading creator of live, original, local, premium audio content in the United States and the nation’s unrivaled leader in local sports radio and news. Home to the nation's most influential collection of podcasts, digital and broadcast content, and premium live experiences, we engage 170 million consumers each month. Available in every major U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes positions in all of the top 16 markets and 21 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
Our results are based upon our aggregate performance. The following are some of the factors that impact our performance at any given time: (i) audience ratings; (ii) program content; (iii) management talent and expertise; (iv) sales talent and expertise; (v) audience characteristics; (vi) signal strength; and (vii) the number and characteristics of other radio stations, digital competitors and other advertising media in the market area.
As opportunities arise, we may, on a selective basis, change or modify a station’s format or digital content due to changes in listeners’ tastes or changes in a competitor’s format or content. This could have an initial negative impact on ratings and/or revenues, and there are no guarantees that the modification or change will be beneficial at some future time. Our management is continually focused on these opportunities as well as the associated risks and uncertainties. We strive to develop compelling content and strong brand images to maximize audience ratings that are crucial to our stations’ financial success.
We derive our revenues primarily from the sale of broadcasting time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital platforms, which allow for enhanced audience interaction and participation, integrated local digital marketing solutions and station events. Our local sales staff generates the majority of our local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.
In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.
In 2020, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff. The next largest amount of revenues was from our suite of digital products. Digital revenues include: (i) providing targeted advertising through the sale of streaming and display advertisements on our national platforms, RADIO.COM and eventful.com, and our station websites; (ii) the sale of embedded advertisements in our owned and operated podcasts and other on-demand content; and (iii) production fees for the creation of podcasts.
The next largest amount of revenues is derived from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites.

We generated the balance of our 2020 revenues principally from network compensation, sponsorships and event revenues, and other revenues. Network revenues include the sale of air-time on our Entercom Audio Network. Sponsorships and event revenues include the sale of advertising space at live and local events across the country as well as naming rights to our programs and studios. Other revenues include on-site promotions and endorsements from talent as well as trade and barter revenues.
Our most significant operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.
Results Of Operations

The year 2020 as compared to the year 2019
The following significant factors affected our results of operations for 2020 as compared to 2019 and 2018:
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and the implementation of alternative work arrangements. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have been subsequently reinstated, adding an additional layer of uncertainty. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this pandemic is not yet known, we have taken proactive actions in an effort to mitigate its effects and are continually assessing its effects on our business, including how it has and will continue to impact advertisers, professional sports and live events.
We experienced strong revenue growth in January and February. In March 2020, we began to experience adverse effects due to the pandemic. During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May through December.
We are currently unable to predict the full extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but to date, it has been material and we believe the impact will continue to be material throughout 2021. However, we believe we are well positioned to fully participate in the recovery and the attractive growth opportunities in the audio space.
We presently believe that the COVID-19 pandemic and its related economic impact has:
•caused a decline in national and local advertising revenues;
•caused a decline in revenues on our sports stations as a result of the temporary suspension of the National Hockey League and National Basketball Association seasons as well as the substantially shortened Major League Baseball season and the cancellation of the National Football League preseason games in 2020 and the reduction of games in 2021, which was largely offset by the pro-rata reduction of our play-by-play sports rights fee obligations under virtually all of our agreements;
•adversely affected our event revenues due to the cancellation of many of our events scheduled during the second, third and fourth quarters of 2020, mitigated by the ability to eliminate the associated event costs;
•increased bad debt expense due to an inability of some of our clients to meet their payment terms; and
•caused elevated employee medical claims costs
The following proactive actions were taken by management in an effort to partially offset the above:
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
In connection with our annual impairment assessment conducted during the fourth quarter of 2020, we continued to evaluate the appropriateness of the key assumptions used to develop the fair values of our broadcasting licenses. After further consideration of the impact that the COVID-19 pandemic continues to have on the broadcast industry, we concluded it was appropriate to revise the discount rate used. This change, which resulted in an increase to our discount rate used, was made to reflect current rates that a market participant could expect and further addressed forecast risk that exists as a result of the COVID-19 pandemic. We will continue to monitor these relevant factors to determine if any changes in key inputs in the valuation of our broadcasting licenses is warranted.
In the fourth quarter of 2020, we conducted our annual impairment assessment on our broadcasting licenses. As a result of this assessment, we determined the carrying value of our broadcasting licenses was impaired in certain markets and we recorded a $246.0 million impairment charge ($180.4 million, net of tax) on our broadcasting licenses during the fourth quarter of 2020. This large impairment was primarily attributable to the change to the discount rate discussed above.
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

In the second quarter of 2018, we determined the carrying value of certain assets to be disposed to Bonneville International Corporation exceeded their fair value. Based upon the agreed-upon price in the asset purchase agreement, we recorded a non-cash impairment charge of $25.6 million.
QL Gaming Group Acquisition
In November 2020, we completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of this transaction, our consolidated financial statements for the year ended December 31, 2020, reflect the results of QLGG for a portion of the period after the completion of the QLGG Acquisition. Our consolidated financial statements for the years ended December 31, 2019, and December 31, 2018, do not reflect the results of QLGG.
Cadence13 Acquisition
In October 2019, we completed an acquisition of podcaster Cadence13, Inc. ("Cadence13") by purchasing the remaining shares in Cadence13 that we did not already own (the "Cadence13 Acquisition"). We initially acquired a 45% interest in Cadence13 in July 2017. This initial investment was accounted for as an investment under the measurement alternative. In connection with this step acquisition, we removed our investment in Cadence13 and recognized a gain of approximately $5.3 million.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2020, reflect the results of Cadence13. Our consolidated financial statements for the year ended December 31, 2019, reflect the results of

Cadence13 for the portion of the period after the completion of the Cadence13 Acquisition. Our consolidated financial statements for the year ended December 31, 2018, do not reflect the results of Cadence13.
Pineapple Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media ("Pineapple") for a purchase price of $14.0 million in cash plus working capital (the "Pineapple Acquisition"). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2020, reflect the results of Pineapple. Our consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple for the portion of the period after the completion of the Pineapple Acquisition. Our consolidated financial statements for the year ended December 31, 2018, do not reflect the results of Pineapple.
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
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2020, reflect the results of the stations acquired in the Cumulus Exchange and do not reflect the results of our divested stations. Our consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for the portion of the period until the commencement date of the LMAs. Our consolidated financial statements for the year ended December 31, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million, $4.3 million and $25.4 million during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Amounts were expensed as incurred and are included in integration costs.
In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $12.0 million, $7.0 million and $5.8 million during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Note Issuance
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial Notes"). Interest on the Initial Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand of $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan"). Increases in our interest expense due to the issuance of the Initial Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs of approximately $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
On December 13, 2019, we issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes are treated as a single series with the Initial Notes (together with the Initial Notes, the "Notes") and have substantially the same terms as the Initial Notes. We used net proceeds of the offering to repay $97.6 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with a Term B-2 loan (the "Term B-2 Loan").

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
Other Gain (Loss) Activity
During the year ended December 31, 2020, we disposed of: (i) equipment and a broadcasting license in Boston, Massachusetts; and (ii) property and equipment and two broadcasting licenses in Greensboro, North Carolina. Collectively, this activity resulted in a gain of approximately $0.1 million.
During the year ended December 31, 2019, we disposed of various non-core assets and certain radio stations and recorded a gain of $2.3 million in net gain/loss on sale or disposal of assets. In connection with our step acquisition of Cadence13, we remeasured our previously held equity interest to fair value and recognized a gain of $5.3 million.

	YEARS ENDED DECEMBER 31,
	2020	2019	% Change
	(dollars in millions)
NET REVENUES	$1,060.9	$1,489.9	(29)%
OPERATING EXPENSE:
Station operating expenses	907.8	1,086.6	(16)%
Depreciation and amortization expense	50.2	45.3	11%
Corporate general and administrative expenses	64.6	84.3	(23)%
Integration costs	0.5	4.3	(88)%
Restructuring charges	12.0	7.0	71%
Impairment loss	264.4	545.5	(52)%
Merger and acquisition costs	0.5	0.9	(44)%
Other expenses related to financing	—	4.4	(100)%
Other operating (income) expenses	(0.1)	(7.5)	(99)%
Total operating expense	1,299.9	1,770.8	(27)%
OPERATING INCOME (LOSS)	(239.0)	(280.9)	(15)%
NET INTEREST EXPENSE	87.1	100.1	(13)%
OTHER (INCOME) EXPENSE	—	2.0	(100)%
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(326.1)	(383.0)	(15)%
INCOME TAXES (BENEFIT)	(83.9)	37.2	(326)%
NET INCOME (LOSS)	$(242.2)	$(420.2)	(42)%
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Specifically, the temporary suspension of the National Hockey League ("NHL") and National Basketball Association ("NBA") seasons, as well as the substantially shortened Major League Baseball ("MLB") season and the cancellation of the National Football League ("NFL") preseason games contributed to a decline in revenues from our sports stations. The MLB and the NBA restarted their abbreviated seasons in late July, the NHL restarted their season in August, and the NFL started their season in September, which contributed to an improvement in revenues from our sports stations in the third quarter. Additionally, the cancellation of events scheduled for the second quarter, third quarter, and fourth quarter of 2020 contributed to a decline in our event revenues. We experienced strong revenue growth in January and February. In March 2020, we experienced adverse effects due to the COVID-19 pandemic. These adverse effects continued throughout the second quarter, third quarter, and fourth quarter.
Partially offsetting this decrease, net revenues were positively impacted by: (i) the full-year operations of Cadence13; (ii) the full-year operations of Pineapple; and (iii) growth in our political spot revenues and network revenues. Net revenues decreased the most for our stations located in the Los Angeles and New York City markets.

Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to: (i) a reduction of play-by-play rights fees associated with our sports rights contracts; (ii) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions, (b) temporary freezing of contractual salary increases, (c) furlough and termination of select employees, and (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; (iii) reductions in revenues which resulted in a corresponding reduction in variable sales-related expenses; and (iv) reductions in operating costs from operating our stations more efficiently due to synergies recognized.
Station operating expenses included non-cash compensation expense of $2.3 million and $4.7 million for the years ended December 31, 2020, and December 31, 2019, respectively.
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
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of: (i) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary salary reductions, (b) temporary freezing of contractual salary increases, (c) furlough and termination of select employees, and (d) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; and (ii) our integration related cost synergy actions.
Corporate, general and administrative expenses included non-cash compensation expense of $6.9 million and $11.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.
Integration Costs
Integration costs were incurred during the years ended December 31, 2020, and December 31, 2019, as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges. We incurred restructuring charges in 2019 primarily as a result of the restructuring of operations for the Merger. These costs primarily included workforce reduction charges and other charges and were expensed as incurred.
Impairment Loss
We conducted interim impairment assessments on our broadcasting licenses during the second and third quarter of the current year. As a result of the interim impairment assessments, we determined that the fair value of our broadcasting licenses was less than their carrying value in certain markets and we recorded a cumulative non-cash impairment charge on our broadcasting licenses of $16.0 million ($11.7 million, net of tax).
The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their carrying value in certain markets. As a result, we recorded a non-cash impairment charge on our broadcasting licenses of $246.0 million ($180.4 million, net of tax) in the fourth quarter of 2020.

The annual impairment assessment conducted during the fourth quarter of 2019 indicated: (i) that the fair value of our broadcasting licenses exceeded their respective carrying amounts; and (ii) the fair value of our goodwill was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill in the fourth quarter of 2019.
Merger and Acquisition Costs
Merger and acquisition costs include legal, professional, and other advisory services and are expensed as incurred. These costs are reflective of the volume of merger and acquisition activity in a given year.
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
Other Operating (Income) Expenses
During the year ended December 31, 2020, we completed: (i) the sale of equipment and a broadcasting license in Boston, Massachusetts and recognized a gain of approximately $0.2 million; and (ii) the sale of property and equipment and two broadcasting licenses in Greensboro, North Carolina, and recognized a loss of approximately $0.1 million.
During the year ended December 31, 2019, we disposed of: (i) land and land improvements, buildings, and equipment in Buffalo, Chattanooga, Chicago, Denver, Pittsburgh, Washington, D.C., and Worcester; (ii) broadcasting licenses, goodwill and property, plant and equipment in Indianapolis, Indiana in connection with the Cumulus Exchange; (iii) land in Chicago, Illinois; (iv) land and land improvements, building, property, plant and equipment, and broadcasting licenses in Victor Valley, California; (v) land and land improvements and buildings in Miami, Florida; and (vi) land and land improvements and buildings in Miami, Florida. As a result of these disposal activities, we recorded a net gain in net gain/loss on sale or disposal of assets of approximately $2.3 million. Additionally, in connection with the step acquisition of Cadence13, we remeasured our previously held equity interest to fair value and recognized a gain of approximately $5.3 million.

The change in other operating (income) expense is primarily attributable to the change in these activities between periods.
Interest Expense
During the year ended December 31, 2020, we incurred $13.0 million less in interest expense as compared to the year ended December 31, 2019. As discussed above, we issued $425.0 million in Notes in 2019 and used proceeds and cash on hand to partially repay $521.7 million of existing indebtedness under our Term B-1 Loan. This reduction in interest expense was primarily attributable to a reduction in outstanding indebtedness upon which interest is computed. These reductions were partially offset by the replacement of a portion of our variable-rate debt with fixed-rate debt at a higher interest rate.
Assuming that LIBOR is flat, we expect interest expense to decrease in future periods as a result of the decrease in future outstanding indebtedness upon which interest is computed. We expect to use cash on hand and expected cash available from operations to reduce outstanding debt in future periods. The weighted average variable interest rate for our credit facilities as of December 31, 2020, and 2019 was 2.6% and 4.3%, respectively.
Other (Income) Expense
In connection with the issuance of Notes in the second quarter and fourth quarter of 2019, we wrote off $1.8 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt.

Income Taxes (Benefit)
The Company recognized an income tax benefit at an effective income tax rate of 25.7% for 2020. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
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
On March 27, 2020, the United States enacted the Coronavirus Aid Relief and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on the utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We are continuing to assess the impact that the CARES Act may have on future income tax expense.
On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We do not currently expect the Appropriations Act to have a material tax impact.

Estimated Income Tax Rate For 2021
We estimate that our 2021 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 28% and 30%. We anticipate that we will be able to utilize certain net operating loss carryovers to reduce future payments of federal and state income taxes. We anticipate that our rate in 2021 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.
In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.
Net Deferred Tax Liabilities
As of December 31, 2020, and 2019, our total net deferred tax liabilities were $473.4 million and $549.7 million, respectively. The decrease in deferred tax liabilities was primarily the result of the recognition of an impairment loss on our broadcasting licenses in the fourth quarter of 2020. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.

Results Of Operations

The year 2019 as compared to the year 2018

The discussion of our results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Future Impairments
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value.
Our annual impairment test conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain markets. Accordingly, we recorded a $246.0 million impairment charge ($180.4 million, net of tax) on our broadcasting licenses in the fourth quarter of 2020.
As discussed in the Broadcasting Licenses Valuation at Risk section below, we have 41 units of accounting where the fair value of broadcasting licenses exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting have a carrying value of $2,160.6 million as of December 31, 2020. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material. We may be required to retest prior to our next annual evaluation, which could result in an impairment.
Liquidity and Capital Resources
Liquidity
Although we have been, and expect to continue to be, negatively impacted by the COVID-19 pandemic, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control Moreover, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects. During the third quarter of 2020, we amended our senior secured credit agreement (the "Credit Facility") which resulted in a covenant holiday through December 31, 2020.
The Credit Facility as amended, is comprised of the $250.0 million Revolver and a $770.0 million Term B-2 Loan. During the year ended December 31, 2020, we: (i) borrowed the full amount available under our Revolver as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic; (ii) subsequently made elective payments against the outstanding balance of the Revolver; and (iii) made required excess cash flow payments and quarterly amortization payments due under the Term B-2 Loan in the amount of $16.0 million.
As of December 31, 2020, we had $754.0 million outstanding under the Term B-2 Loan and $114.7 million outstanding under the Revolver. In addition, we had $6.2 million in outstanding letters of credit.
As of December 31, 2020, total liquidity was $160.2 million which was comprised of $129.2 million available under the Revolver and $31.0 million in cash and cash equivalents. For the year ended December 31, 2020, we reduced our outstanding debt by $18.3 million due to the previously discussed draw under our Revolver and subsequent repayments. In connection with our outstanding indebtedness, we have restrictions on the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.

Over the past several years, we have used a significant portion of our cash flow to reduce and service our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver.
As of December 31, 2020, the Company had capital expenditure commitments outstanding of $0.4 million.
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
On April 30, 2019, Entercom Media Corp. amended the financial covenant in its Senior Secured Credit Agreement such that the calculation of Consolidated Net First Lien Leverage Ratio only includes first lien secured debt. Accordingly, the Notes (described below) are not included in the financial covenant calculation.
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
The Notes are not a registered security and there are no plans to register our Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2020, and 2019 and for the years ended December 31, 2020, 2019 and 2018.
The Credit Facility - Amendment No. 4
On December 13, 2019, we executed Amendment No. 4 which established a new class of revolving credit commitments from a portion of its existing revolving commitments with a later maturity date than the revolving credit commitments immediately prior to the effectiveness of the amendment. All but one of the original lenders in the Revolver agreed to extend the maturity date from November 17, 2022, to August 19, 2024.
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
In addition, the Original Class Revolver and the New Class Revolver require the payment of a commitment fee which ranges from 0.375% per annum to 0.5% per annum on the unused amount. As of December 31, 2020, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $129.2 million.
The Term B-2 Loan has a maturity date of November 17, 2024, and provides for interest based upon the Base Rate plus 1.5% or LIBOR plus 2.5%.
The Term B-2 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement., subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.
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
As of December 31, 2020, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.
Failure to comply with our financial covenants or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition.
The Credit Facility - Amendment No. 5
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
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that mature on November 1, 2024, in the amount of $400.0 million (the "Senior Notes"). The Senior Notes, which were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes is reflected on the balance sheet as an addition to the $400.0 million liability.

Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes may be redeemed at any time on or after November 1, 2021, at a redemption price of 101.813% of their principal amount plus accrued interest. The redemption price decreases to 100% of their principal amount plus accrued interest on or after November 1, 2022.
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
The Senior Notes are not a registered security and there are no plans to register our Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2020, and 2019 and for the years ended December 31, 2020, 2019 and 2018.
Operating Activities
Net cash flows provided by operating activities were $85.2 million and $132.2 million for 2020 and 2019, respectively.
The cash flows from operating activities decreased primarily due to a decrease in net income, as adjusted for certain non-cash charges and income tax benefits, of $184.7 million.
This decrease was partially offset by: (i) a reduction in net investment in working capital of $122.5 million; and (ii) an increase in the adjustments to reconcile net income to net cash provided by operating activities of $15.2 million.
The reduction in net investment in working capital was primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of prepaid expenses; (iii) settlements of accounts payable and accrued liabilities; (iv) settlements of other long-term liabilities; and (v) settlements of accrued interest expense.
The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily due to: (i) an increase in provision for bad debts of $11.8 million; (ii) a reduction in gains on disposals of assets of $7.5 million; and (iii) an increase in depreciation and amortization expense of $4.9 million.
These increases in adjustments to reconcile net income to net cash provided by operating activities were partially offset by reductions in: (i) non-cash stock-based compensation expense of $4.7 million; (ii) gains in the deferred compensation plan of $2.5 million; and (iii) the loss on extinguishment of debt of $2.1 million.
Investing Activities
Net cash flows used in operating activities were $51.7 million and $90.5 million for 2020 and 2019, respectively.
During 2020, net cash flows used in investing activities decreased primarily due to: (i) a reduction in additions to property and equipment and intangibles of $47.1 million; (ii) a reduction in purchases of audio assets of $8.5 million; and (iii) a reduction of purchases of investments in privately held companies of $1.8 million. These reductions were partially offset by a reduction in proceeds from the sale of dispositions of assets of $18.5 million.
Financing Activities
Net cash flows used in financing activities were $23.0 million and $213.5 million for 2020 and 2019, respectively.

During 2020, net cash flows used in financing activities decreased primarily due to: (i) a reduction in payments of long-term debt of $505.7 million; (ii) an increase in the borrowing under the revolving senior debt of $37.1 million; (iii) a reduction in the payment of dividends on common stock of $27.6 million; (iv) a reduction in the payments of revolving senior debt of $23.6 million; (v) a reduction in repurchases of common stock of $18.3 million; and (vi) a reduction in payment for debt issuance costs of $7.7 million. These reductions were partially offset by a reduction in the proceeds from issuance of long-term debt of $430.0 million.
Income Taxes
During 2020, we paid approximately $2.7 million in state income taxes. We did not make any federal income tax payments in 2020 primarily as a result of: (i) the availability of net operating losses ("NOLs") to offset federal tax due; and (ii) our taxable loss position.
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
On August 9, 2019, our Board reduced the annual common stock dividend program to $0.08 per share. We estimated quarterly dividend payments to approximate $2.7 million per quarter. Following the payment of the quarterly dividend for the first quarter of 2020, we suspended our quarterly dividend program. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the Notes and the Senior Notes.
See Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
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
During the year ended December 31, 2020, we did not repurchase any shares under the 2017 Share Repurchase Program. During the year ended December 31, 2019, we repurchased 5,000,000 shares of our Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million. During the year ended December 31, 2018, we repurchased 3,226,300 shares of our Class A common stock at an aggregate average price of $9.11 per share for a total of $29.4 million. As of December 31, 2020, $41.6 million is available for future share repurchase under the 2017 Share Repurchase Program.
Capital Expenditures
Capital expenditures for 2020, 2019, and 2018 were $30.8 million, $77.9 million, and $41.8 million, respectively.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.

Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2020:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,074,578	$85,345	$194,314	$1,332,005	$462,914
Operating lease obligations (2)	324,344	52,721	95,775	72,727	103,121
Purchase obligations (3)	315,684	156,591	116,918	42,175	—
Other long-term liabilities (4)	531,142	—	22,548	—	508,594
Total	$3,245,748	$294,657	$429,555	$1,446,907	$1,074,629
(1)    The total amount reflected in the above table includes principal and interest.
a.Our Credit Facility had outstanding indebtedness in the amount of $754.0 million under our Term B-2 Loan and $114.7 million outstanding under our Revolver as of December 31, 2020. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.
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
(4)    Included within total other long-term liabilities of $531.1 million are deferred income tax liabilities of $473.4 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 18, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2020, and as of the date this report was filed (other than as described below), we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2020. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Market Capitalization
As of December 31, 2020, and 2019, our total equity market capitalization was $340.8 million and $621.4 million, respectively, which was $303.9 million lower and $260.0 million lower, respectively, than our book equity value on those dates. As of December 31, 2020, and 2019, our stock price was $2.47 per share and $4.64 per share, respectively.

Intangibles
As of December 31, 2020, approximately 70% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.
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
Critical Accounting Policies and Estimates
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
Revenue Recognition
We generate revenue from the sale to advertisers of various services and products, including but not limited to: (i) spot revenues; (ii) digital advertising; (iii) network revenues; (iv) sponsorship and event revenues; and (v) other revenue. Services and products may be sold separately or in bundled packages. The typical length of a contract for service is less than 12 months.
Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. This typically occurs at the point in time that advertisements are broadcast, marketing services are provided, or as an event occurs. For spot revenues, digital advertising, and network revenues we recognize revenue at the point in time when the advertisement is broadcast. For event revenues, we recognize revenues at a point in time, as the event occurs. For sponsorship revenues, we recognize revenues over the length of the sponsorship agreement. For trade and barter transactions, revenue is recognized at the point in time when the promotional advertising is aired.
For bundled packages, we account for each product or performance obligation separately if they are distinct. A product or service is distinct if it is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which we separately sell the commercial broadcast time, digital advertising, or digital product and marketing solutions.
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. We recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

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
We expect our effective tax rate, before discrete items, changes in the valuation allowance, the tax expense associated with non-amortizable assets and impairment losses, to be between 28% and 30%. We also have certain NOLs to utilize that will be available to reduce the amount of cash taxes payable in future years. This rate reflects a reduction in the federal corporate income tax rate to 21% beginning in 2018 as a result of the enactment of the TCJA.
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
We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates, as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. The effect of a 1% change in our estimated tax rate as of December 31, 2020, would be a change in income tax benefit, and a change in net income (loss) of $3.3 million. This change in income tax benefit would result in a change of $0.02 to net income (loss) per basic and diluted share for 2020.
Radio Broadcasting Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2020, we have recorded approximately $2,291.2 million in radio broadcasting licenses and goodwill, which represented approximately 70% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.
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
For goodwill, we use qualitative and quantitative approaches when testing goodwill for impairment. We perform a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative goodwill impairment test. We perform quantitative goodwill impairment tests for reporting units at least once every three years.

Interim Impairment Assessment
In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, we consider several factors in determining whether it is more likely than not that the carrying value of our broadcasting licenses or goodwill exceeds the fair value of our broadcasting licenses or goodwill, respectively. Our qualitative analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which we operate, an increased competitive environment, a change in the market for our products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of our net assets; and (vii) a sustained decrease in our share price.
We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between our broadcasting licenses and goodwill’s fair value and carrying amount, including positive mitigating events and circumstances.

Subsequent to the annual impairment test conducted during the fourth quarter of 2019, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, we determined that the changes in circumstances warranted an interim impairment assessment on our broadcasting licenses during the second quarter of the current year. Due to changes in facts and circumstances, we revised our estimates with respect to projected operating performance and discount rates used in the interim impairment assessment.

Subsequent to the interim impairment assessment conducted during the second quarter of the current year, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of the current year, primarily a decrease in market-specific revenue forecasts, we determined that changes in circumstances warranted an interim impairment assessment on certain of our broadcasting license during the third quarter of the current year.

After assessing the totality of events and circumstances listed above, we determined that it was more likely than not that the fair value of our goodwill, which at the time of assessment was solely attributable to the goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition, was greater than its carrying amount. Accordingly, we did not conduct an interim impairment test on our goodwill during the current year.
We believe our estimate of the value of our radio broadcasting licenses and goodwill assets is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.

Broadcasting Licenses Impairment Test
We perform our annual and interim broadcasting license impairment tests by evaluating our broadcasting licenses for impairment at the market level using the Greenfield method. Historically we evaluated our broadcast licenses annually for impairment during the second quarter each year. Subsequent to the annual impairment test conducted during the second quarter of 2018, we continued to monitor the impairment indicators listed above and determined that a sustained decrease in our share price required us to conduct an interim impairment assessment on our broadcasting licenses. Due to changes in facts and circumstances, we revised our estimates with respect to our estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of our interim impairment assessment conducted in the fourth quarter of 2018, we recorded a $147.9 million impairment ($108.8 million, net of tax) on our broadcasting licenses. The interim impairment assessment conducted on our broadcasting licenses in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.

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
Subsequent to the annual impairment test conducted during the fourth quarter of 2019, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, we determined that the changes in circumstances warranted an interim impairment assessment on our broadcasting licenses during the second quarter of 2020. Due to changes in facts and circumstances, we revised our estimates with respect to projected operating performance and discount rates used in the interim impairment assessment. During the second quarter of 2020, we completed an interim impairment test for our broadcasting licenses and determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $4.1 million, ($3.0 million, net of tax).
Subsequent to the interim impairment assessment conducted during the second quarter of 2020, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of 2020, primarily a decrease in market-specific revenue forecasts, we determined that changes in circumstances warranted an interim impairment assessment on certain of our broadcasting license during the third quarter of 2020. During the third quarter of 2020, we completed an interim impairment test for certain of our broadcasting licenses and determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).
In connection with our annual impairment assessment conducted during the fourth quarter of 2020, we continued to evaluate the appropriateness of the key assumptions used to develop the fair values of our broadcasting licenses. After further consideration of the impact that the COVID-19 pandemic continues to have on the broadcast industry, we concluded it was appropriate to revise the discount rate used. This change, which resulted in an increase to our discount rate used, was made to reflect current rates that a market participant could expect and further addressed forecast risk that exists as a result of the COVID-19 pandemic. We will continue to monitor these relevant factors to determine if any changes in key inputs in the valuation of our broadcasting licenses is warranted. During the fourth quarter of 2020, we completed our annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was less than the amount reflected on the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $246.0 million ($180.4 million, net of tax). As a result of this impairment charge, we wrote down the carrying value of our broadcasting licenses in 38 markets.
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
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year:

Estimates And Assumptions
	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	8.50%	7.50%	8.00%	8.50%	9.00%	9.00%
Operating profit margin ranges expected for average stations in the markets where the Company operates	20% to 36%	24% to 36%	22% to 36%	18% to 36%	22% to 37%	22% to 37%
Forecasted growth rate (including long-term growth rate) range of the Company’s markets	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%
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
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 1, 2020, for 43 units of accounting (43 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Markets with an immaterial carrying values were excluded.
Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. As discussed above, as a result of the annual impairment assessment conducted in the fourth quarter of 2020, we wrote down the carrying value of our broadcasting licenses in 38 markets. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of December 1, 2020 Based Upon the Valuation as of December 1, 2020 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	40	1	—	2
Carrying value (in thousands)	$2,109,834	$50,777	$—	$67,815

Broadcasting Licenses Valuation at Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2020 in which 38 market were written down to fair value, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting have a carrying value of $2,160.6 million.  If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.
Goodwill Impairment Test
We historically performed our annual goodwill impairment test during the second quarter of each year by assessing goodwill impairment for the consolidated Company as a single reporting unit.
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
As a result of disposition activity in 2019, we were operating in 47 radio markets as of the fourth quarter 2019 impairment assessment. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 47 markets were aggregated into a single broadcast reporting unit for the fourth quarter 2019 goodwill impairment assessment. As a result of the acquisition of Pineapple and Cadence13 in 2019, we significantly increased our podcasting operations. Cadence13 and Pineapple represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence13 and Pineapple were aggregated into a single reporting unit.
All of our goodwill was subject to the annual impairment test conducted in the fourth quarter of 2019. The annual impairment assessment indicated the fair value of our goodwill attributable to the broadcast reporting unit was less than its carrying value. Accordingly, we recorded a $537.4 million impairment charge ($519.6 million, net of tax) on our goodwill during the fourth quarter of 2019. As a result of this impairment, we do not have any goodwill attributable to our broadcast reporting unit. For the goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition, similar valuation techniques that were applied to the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.

In November 2020, we completed the QLGG Acquisition. QLGG represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the QLGG Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.

The podcast reporting unit goodwill, primarily consisting of acquired goodwill from the Cadence13 Acquisition and Pineapple Acquisition was subject to a qualitative annual impairment test conducted in the fourth quarter of 2020. As a result of the qualitative impairment test, we determined it was more likely than not that the fair value of the goodwill attributable to the podcast reporting unit exceeded their respective carrying amounts primarily due to revenue and operating results meeting or exceeding the acquisition date forecasts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
Methodology
In connection with our prior year interim and annual goodwill impairment assessments at the broadcast reporting unit, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. We believe that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or our estimates of future performance.

Assumptions and Results - Goodwill
The following table reflects certain key estimates and assumptions used in the interim and annual goodwill impairment assessments at the broadcast reporting unit:

	Estimates And Assumptions
	Fourth Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	not applicable	8.50%	9.00%	9.00%
We believe we have made reasonable estimates and assumptions to calculate the fair value of our goodwill.
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
Our remaining goodwill as of December 31, 2020 is limited to the goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition in 2019 and the goodwill acquired in the QLGG Acquisition in 2020.
Future impairment charges may be required on our goodwill, as the discounted cash flow model is subject to change based upon our performance, peer company performance, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted.
If there were to be a deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations, these could all be potential indicators of an impairment charge to our remaining goodwill, which could be material, in future periods.

Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume a 100 basis point change in certain of our key assumptions used to determine the fair value of our broadcasting licenses, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Fair Value
Increase the discount rate from 8.5% to 9.5%	16%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	4%
Reduction in operating profit margin by 10%	13%

(1)    Each assumption used in the sensitivity analysis is independent of the other assumptions.
To determine the radio broadcasting industry’s future revenue growth rate for impairment purposes using the Greenfield model, management uses publicly available information on industry expectations rather than management’s own estimates, which could differ. The publicly available market information is then allocated based on Company-specific market share. In addition, these long-term market growth rate estimates could vary in each of our markets. Using the publicly available information on industry expectations, each market’s revenues were forecasted over a ten-year projection period to reflect the expected long-term growth rate for the radio broadcast industry, which was further adjusted for each of our markets. If the industry’s growth is less than forecasted, then the fair value of our broadcasting licenses could be negatively impacted.
Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by broadcast revenues, net of agency and national representative commissions, to compute the operating profit margin. For the broadcast license fair value analysis, the projections of operating profit margin that are used are based upon industry operating profit norms, which reflect market size and station type. These margin projections are not specific to the performance of our radio stations in a market, but are predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor. If the outlook for the radio industry’s growth declines, then operating profit margins in the broadcasting license fair value analysis would be negatively impacted, which would decrease the value of the broadcasting licenses.
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
See Note 8, Intangible Assets and Goodwill, in the accompanying notes to our audited consolidated financial statements, for a discussion of intangible assets and goodwill.
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
If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2020, our interest expense on: (i) our Term B-2 Loan would increase $6.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2020.
Assuming LIBOR remains flat, interest expense in 2021 versus 2020 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.
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
Our credit exposure under our hedging agreements, or similar agreements that we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but we could recognize a loss in the event of nonperformance. Our derivative instrument liability as of December 31, 2020 was $2.4 million
From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of December 31, 2020, and December 31, 2019, we did not have any investments in money market instruments.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with related notes and the report of Grant Thornton LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.
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
Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2021 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2021 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2021 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2021 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2021 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Entercom Communications Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Broadcast License Impairment Test

As described further in Note 8 to the financial statements, the Company’s consolidated radio broadcast licenses balance was approximately $2.2 billion as of December 31, 2020. Management conducts its annual impairment test as of December 1 of each year. If there are changes in market conditions, events, or circumstances that occur during the interim periods that indicate the carrying value of its radio broadcast licenses may be impaired, management may conduct an interim test. The radio broadcast licenses are evaluated for impairment at the market level by comparing the fair value of the radio broadcast licenses to their carrying value. The Company identified two interim triggering events during the year and performed impairment tests during the quarters ended June 30, 2020 and September 30, 2020 and performed its annual impairment test as of December 1, 2020. These impairment tests resulted in a cumulative impairment charge of approximately $262.0 million during 2020. Fair value is estimated by management using the Greenfield method at the market level, which is a discounted cash flow approach (10-year income model) assuming a start-up scenario in which the only assets held by an investor are the radio broadcasting licenses. Management’s cash flow projections for its radio broadcast licenses included significant judgments and assumptions relating to projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity, and the discount rate. We identified the radio broadcast licenses impairment tests as a critical audit matter.

The principal considerations for our determination that the radio broadcast licenses impairment tests are a critical audit matter are due to the significant judgment required by management when developing the inputs and assumptions utilized in the fair value measurement of the Company’s radio broadcast licenses. The subjectivity of the estimates increases the level of estimation uncertainty, auditor judgement and level of effort to evaluate management’s evidence supporting projected cash flow assumptions, including assumptions such as projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity, and the discount rate. In addition, the audit procedures involved the use of firm specialists with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

Our audit procedures related to the broadcast licenses impairment tests included the following, among others.

•Evaluated the design and tested the operating effectiveness of key controls relating to the impairment tests, including controls over the identification of interim triggering events and the annual valuation of the Company’s radio broadcast licenses. These procedures included, among others, testing management’s process over the development of the fair value estimate, review of the key inputs and assumptions in the fair value calculations and evaluation of the competency and objectivity of management’s specialist.
•Evaluated the reasonableness of management’s interim triggering event conclusions.
•Tested the mathematical accuracy of the discounted cash flow model utilized by the Company and the completeness, accuracy and relevance of underlying data used in the model.
•Evaluated the reasonableness of the significant inputs and assumptions including projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity, by considering the past performance of the subject market, the consistency of the forecast as compared to external market and industry data, and the consistency of these assumptions with evidence obtained in other areas of the audit. Firm specialists with specialized skill and knowledge were used to review the appropriateness of the model employed by the Company, evaluate the reasonableness of the Company’s discounted cash flow model and the discount rate.

We have served as the Company’s auditor since 2020.
/s/ Grant Thornton LLP
Los Angeles, California
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Entercom Communications Corp. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP
Los Angeles, California
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entercom Communications Corp.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Entercom Communications Corp. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 7 and Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2020
We served as the Company’s auditor from 2002 to 2020.

CONSOLIDATED FINANCIAL STATEMENTS OF ENTERCOM COMMUNICATIONS CORP.
ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS:
Cash	$30,964	$20,393
Accounts receivable, net of allowance for doubtful accounts	276,102	378,912
Prepaid expenses, deposits and other	47,504	25,375
Total current assets	354,570	424,680
Investments	3,305	3,305
Net property and equipment	340,318	350,666
Operating lease right-of-use assets	236,903	259,613
Radio broadcasting licenses	2,229,016	2,508,121
Goodwill	62,215	43,920
Assets held for sale	21,407	10,188
Other assets, net of accumulated amortization	41,023	43,185
TOTAL ASSETS	$3,288,757	$3,643,678
LIABILITIES:
Accounts payable	$13,776	$5,961
Accrued expenses	59,828	76,078
Other current liabilities	73,997	76,837
Operating lease liabilities	40,439	35,335
Long-term debt, current portion	5,488	16,377
Total current liabilities	193,528	210,588
Long-term debt, net of current portion	1,689,949	1,697,114
Operating lease liabilities, net of current portion	229,400	253,346
Net deferred tax liabilities	473,398	549,658
Other long-term liabilities	57,744	51,529
Total long-term liabilities	2,450,491	2,551,647
Total liabilities	2,644,019	2,762,235
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 136,913,375 in 2020 and 133,867,621 in 2019	1,369	1,339
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2020 and 2019	40	40
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,662,155	1,655,781
Retained earnings (accumulated deficit)	(1,017,037)	(775,578)
Accumulated other comprehensive income (loss)	(1,789)	(139)
Total shareholders’ equity	644,738	881,443
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,288,757	$3,643,678
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
NET REVENUES	$1,060,898	$1,489,929	$1,462,567
OPERATING EXPENSE:
Station operating expenses	907,796	1,086,617	1,099,278
Depreciation and amortization expense	50,231	45,331	44,288
Corporate general and administrative expenses	64,560	84,304	69,492
Integration costs	491	4,297	25,372
Restructuring charges	11,981	6,976	5,830
Impairment loss	264,432	545,457	493,988
Merger and acquisition costs	553	941	3,014
Other expenses related to financing	—	4,397	—
Net time brokerage agreement (income) fees	—	106	(918)
Net (gain) loss on sale or disposal of assets	(139)	(7,640)	(12,158)
Total operating expense	1,299,905	1,770,786	1,728,186
OPERATING INCOME (LOSS)	(239,007)	(280,857)	(265,619)
NET INTEREST EXPENSE	87,096	100,103	101,121
Net (gain) loss on extinguishment of debt	—	2,046	—
OTHER (INCOME) EXPENSE	—	2,046	—
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(326,103)	(383,006)	(366,740)
INCOME TAXES (BENEFIT)	(83,879)	37,206	(4,153)
NET INCOME (LOSS) - CONTINUING OPERATIONS	(242,224)	(420,212)	(362,587)
Income from discontinued operations, net of income taxes (benefit)	—	—	1,152
NET INCOME (LOSS)	$(242,224)	$(420,212)	$(361,435)

Net income (loss) from continuing operations per share - Basic and Diluted	$(1.80)	$(3.07)	$(2.63)
Net income (loss) from discontinued operations per share - Basic and Diluted	$—	$—	$0.01
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(1.80)	$(3.07)	$(2.62)

WEIGHTED AVERAGE SHARES:
Basic	134,570,672	136,967,455	138,069,608
Diluted	134,570,672	136,967,455	138,069,608
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	YEARS ENDED
	December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(242,224)	$(420,212)	$(361,435)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	(1,650)	(139)	—

COMPREHENSIVE INCOME (LOSS)	$(243,874)	$(420,351)	$(361,435)
See notes to condensed consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	139,675,781	$1,397	4,045,199	$40	$1,737,132	$25,791	$—	$1,764,360
Net income (loss)	—	—	—	—	—	(361,435)	—	(361,435)
Compensation expense related to granting of stock awards	895,834	9	—	—	15,140	—	—	15,149
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	228,227	2	—	—	1,426	—	—	1,428
Exercise of stock options	113,137	1	—	—	152	—	—	153
Common stock repurchase	(3,226,300)	(32)	—	—	(29,375)	—	—	(29,407)
Purchase of vested employee restricted stock units	(506,466)	(5)	—	—	(5,181)	—	—	(5,186)
Payment of dividends on common stock	—	—	—	—	(25,782)	(24,861)	—	(50,643)
Dividend equivalents, net of forfeitures	—	—	—	—	—	(159)	—	(159)
Balance, December 31, 2018	137,180,213	1,372	4,045,199	40	1,693,512	(360,664)	—	1,334,260
Net income (loss)	—	—	—	—	—	(420,212)	—	(420,212)
Compensation expense related to granting of stock awards	1,631,529	16	—	—	13,366	—	—	13,382
Issuance of common stock related to the ESPP	334,782	4	—	—	1,325	—	—	1,329
Exercise of stock options	180,300	2	—	—	242	—	—	244
Common stock repurchase	(5,000,000)	(50)	—	—	(18,290)	—	—	(18,340)
Purchase of vested employee restricted stock units	(459,203)	(5)	—	—	(2,900)	—	—	(2,905)
Payment of dividends on common stock	—	—	—	—	(31,474)	—	—	(31,474)
Dividend equivalents, net of forfeitures	—	—	—	—	—	579	—	579
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(139)	(139)
Application of amended leasing guidance	—	—	—	—	—	4,719	—	4,719
Balance, December 31, 2019	133,867,621	1,339	4,045,199	40	1,655,781	(775,578)	(139)	881,443
Net income (loss)	—	—	—	—	—	(242,224)	—	(242,224)
Compensation expense related to granting of stock awards	3,389,801	34	—	—	11,100	—	—	11,134
Issuance of common stock related to the ESPP	165,756	1	—	—	239	—	—	240
Purchase of vested employee restricted stock units	(509,803)	(5)	—	—	(1,522)	—	—	(1,527)
Payment of dividends on common stock	—	—	—	—	(3,443)	—	—	(3,443)
Dividend equivalents, net of forfeitures	—	—	—	—	—	765	—	765
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,650)	(1,650)
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	(1,789)	$644,738
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(242,224)	$(420,212)	$(361,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,231	45,331	44,288
Net amortization of deferred financing costs (net of original issue discount and debt premium)	586	157	327
Net deferred taxes (benefit) and other	(76,260)	5,407	(61,798)
Provision for bad debts	16,349	4,549	8,909
Net (gain) loss on sale or disposal of assets	(139)	(7,640)	(12,158)
Non-cash stock-based compensation expense	11,134	15,882	15,149
Net loss on extinguishment of debt	—	2,046	—
Deferred compensation	3,578	6,118	(1,357)
Impairment loss	264,432	545,457	493,988
Accretion expense (income), net of asset retirement obligation adjustments	—	65	60
Changes in assets and liabilities (net of effects of acquisitions, dispositions, consolidation, and deconsolidation of Variable Interest Entities (VIEs)):
Accounts receivable	86,662	(30,856)	1,777
Prepaid expenses, deposits and other	(22,041)	(283)	1,431
Accounts payable, accrued expenses and other current liabilities	(8,800)	(27,777)	1,217
Accrued interest expense	(77)	3,875	(6,278)
Accrued liabilities - long-term	822	(9,931)	(21,871)
Prepaid expenses - long-term	973	—	—
Net cash provided by (used in) operating activities	85,226	132,188	102,249
INVESTING ACTIVITIES:
Additions to property and equipment	(29,630)	(70,476)	(29,837)
Proceeds from sale of property, equipment, intangibles and other assets	10,817	29,321	185,761
Purchases of businesses and audio assets	(31,639)	(40,136)	(71,434)
Additions to amortizable intangible assets	(1,207)	(7,425)	(11,949)
Purchases of investments	—	(1,800)	(1,250)
Proceeds from sale of property reflected as restricted cash	—	—	70,187
Net cash provided by (used in) investing activities	(51,659)	(90,516)	141,478

ENTERCOM COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	430,000	—
Borrowing under the revolving senior debt	231,121	194,000	80,000
Payments of long-term debt	(15,994)	(521,700)	(81,348)
Payments of revolving senior debt	(233,394)	(257,000)	—
Payment for debt issuance costs	—	(7,691)	—
Proceeds from issuance of employee stock plan	240	1,329	1,428
Proceeds from the exercise of stock options	—	244	153
Purchase of vested employee restricted stock units	(1,527)	(2,905)	(5,186)
Payment of dividends on common stock	(2,692)	(30,273)	(49,770)
Payment of dividend equivalents on vested restricted stock units	(750)	(1,201)	(873)
Repurchase of common stock	—	(18,340)	(30,040)
Net cash provided by (used in) financing activities	(22,996)	(213,537)	(85,636)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,571	(171,865)	158,091
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,393	192,258	34,167
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$30,964	$20,393	$192,258
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$86,263	$101,155	$96,843
Income taxes	$2,724	$39,100	$54,217
See notes to consolidated financial statements.

ENTERCOM COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
1.    BASIS OF PRESENTATION
Nature of Business – Entercom Communications Corp. (the “Company”) is the second-largest radio broadcasting company in the United States. The Company is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 16 markets and 21 of the top 25 markets.
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
As of December 31, 2020 and December 31, 2019, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE that required consolidation in these consolidated financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.
Total results of operations of the VIE for the year ended December 31, 2020, December 31, 2019, and December 31, 2018 were not significant. The consolidated VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash as of December 31, 2020 or December 31, 2019. The VIE had no other assets or liabilities aside from the restricted cash balances and capitalized leasehold improvements as of December 31, 2018. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors.
See Note 22, Assets Held For Sale And Discontinued Operations, for further discussion on discontinued operations.
Reportable Segment – The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.
Operating Segment - Following merger and acquisition activity in November 2017 (the "Merger"), the Company's radio broadcasting operations increased from 28 radio markets to 48 radio markets. In connection with the Merger, management further considered its operating segment and reportable segment conclusions. Management considered factors including, but not limited to: (i) the favorable impact of the significant synergies generated through more centralized operating activities; and

(ii) how the value of the portfolio of radio markets is greater than the sum of the value of the individual radio markets in that portfolio. These factors impact how the Chief Operating Decision Maker ("CODM") evaluates the results of a significantly larger company and how operating decisions are made, which are now performed at the Company level.
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
The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (i) income (loss) from continuing operations; (ii) income (loss) from discontinued operations; (iii) other comprehensive income (loss); (iv) the cumulative effects of accounting changes; and (v) other charges or credits recorded directly to shareholders’ equity. See Note 18, Income Taxes, for a further discussion of income taxes.
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
Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Depreciation expense	$33,618	$31,866	$28,709
As of December 31, 2020, the Company had capital expenditure commitments outstanding of $0.4 million.
The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period				Property And Equipment
	In Years				December 31,
	From		To		2020	2019
Land, land easements and land improvements	0		15		$104,671	$107,281
Buildings	20		40		36,101	34,777
Equipment	3		40		216,347	210,872
Furniture and fixtures	5		10		19,896	19,393
Other		*		*	44	44
Leasehold improvements		*		*	106,642	98,833
					483,701	471,200
Accumulated depreciation					(192,147)	(163,416)
					291,554	307,784
Capital improvements in progress					48,764	42,882
Net property and equipment					$340,318	$350,666
*    Shorter of economic life or lease term
Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets, which include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 8, Intangible Assets And Goodwill, for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.
If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.
Revenue Recognition – The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (i) spot revenues; (ii) digital advertising; (iii) network revenues; (iv) sponsorship and event revenues; and (v) other revenues.
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
Refer to Note 5, Revenue, for additional information on the Company’s revenue. Refer to Note 5, Revenue, Note 10, Other Current Liabilities, and Note 11, Other Long-Term Liabilities, for additional information on unearned revenue.
The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2020	2019
		(amounts in thousands)
Current	Other current liabilities	$15,651	$9,894
Long-term	Other long-term liabilities	$1,294	$2,113
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
Debt Issuance Costs and Original Issue Discount – The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt and such amortization is accounted for as interest expense. See Note 12, Long-Term Debt, for further discussion for the amount of deferred financing expense that was included in interest expense in the accompanying consolidated statements of operations.
In 2019, the Company issued senior secured second-lien notes and used proceeds to partially repay amounts outstanding under existing indebtedness. In connection with this refinancing activity, a portion of the unamortized deferred financing costs associated with the Company's former term loan was written off and included in the statement of operations under loss on extinguishment of debt. Lender fees and third party fees incurred during the refinancing were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments. Refer to Note 12, Long-Term Debt, for further discussion of the 2019 refinancing activities.
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
On December 13, 2019, and April 30, 2019, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 12, Long-Term Debt for a discussion of the Company’s long-term debt.
Time Brokerage Agreement (Income) Fees – Time Brokerage Agreement ("TBA") fees or income consists of fees paid or received under agreements that permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. A portion of the Company’s TBA income earned is presented in income (loss) from discontinued operations, net of income taxes (benefit) in the Company’s consolidated statement of operations. TBA fees or income earned from continuing operations are recorded as a separate line item in the Company’s consolidated statement of operations.
Trade and Barter Transactions – The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 19, Supplemental Cash Flow Disclosures On Non-Cash Activities, for a summary of the Company’s barter transactions.
Business Combinations – Accounting guidance for business combinations provides the criteria to recognize intangible assets apart from goodwill. Other than goodwill, the Company uses an income or cost method to determine the fair value of all intangible assets required to be recognized for business combinations. For a discussion of impairment testing of those assets acquired in a business combination, including goodwill, see Note 8, Intangible Assets And Goodwill.

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
As of December 31, 2018, the Company had investments in money market instruments which were reflected as restricted cash at December 31, 2018, as the Company was temporarily restricted in its ability to access these funds. The Company does not believe it had any material credit exposure with respect to these assets. Restrictions on these restricted cash deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash on its balance sheet at December 31, 2019 or December 31, 2020. As of December 31, 2020 and December 31, 2019, the Company had no other cash equivalents on hand.
Leases – The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement, as described further in Note 11, Other Long-Term Liabilities.
The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses that are defined increases and not escalations that depend on variable indices. The minimum lease payments do not include common area maintenance, variable real estate taxes, insurance and other costs for which the Company may be obligated as most of these payments are primarily variable rather than fixed. See Note 23, Contingencies and Commitments, for a discussion of the Company’s leases.
Share-Based Compensation – The Company records compensation expense for all share-based payment awards made to employees and directors, at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 17, Share-Based Compensation.
Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2020, and 2019, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.
The Company has minority equity investments in privately held companies that are separately presented in the Investments line item. The Company monitors these investments for impairment and makes appropriate reductions to the carrying value when events and circumstances indicate that the carrying value of the investments may not be recoverable. In determining whether a decline in fair value exists, the Company considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the Company’s cost basis, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired at the balance sheet date and for those investments for which an impairment has not been recognized. The Company's investments continue to be carried at their original cost. There have been no impairments in the investments valued under the measurement alternative, returns of capital, or any adjustments resulting from observable price changes in orderly transactions for the investments. Refer to Note 21, Fair Value Of Financial Instruments, for additional information on the Company’s investments valued under the measurement alternative.
Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2020, 2019, and 2018, the costs incurred were $1.2 million, $7.1 million, and $3.6 million.
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
Accrued Litigation - The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Note 23, Contingencies and Commitments.
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
Income Taxes
In December 2019, the accounting guidance for income taxes was amended to modify accounting for certain income tax transactions. The amended accounting guidance made changes to, among other items, accounting for intraperiod tax allocations and interim period tax accounting where the year-to-date loss exceeds the expected annual loss. The Company implemented the amended accounting guidance for income taxes on January 1, 2020, without a need to make an adjustment to retained earnings. There was no impact to previously reported results of operations for any interim period.
Measurement of Credit Losses
In June 2016, the accounting guidance for the measurement of credit losses on financial instruments was amended to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit. The amended guidance replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The amended guidance eliminated the probable initial recognition threshold and, in turn, reflects an entity's current estimate of all expected credit losses. The amended guidance does not specify the method for measuring expected credit losses, and the Company is permitted to apply methods that reasonably reflect its expectations of the credit loss estimate. The Company implemented the amended accounting guidance for measurement of credit losses on January 1, 2020, without a need to make an adjustment to retained earnings. There was no impact to previously reported results of operations for any interim period.
Revenue Recognition
The Company adopted the amended accounting guidance for revenue recognition on January 1, 2018, using the modified retrospective transition method, without a need to make a cumulative-effect adjustment to retained earnings as of the effective date. The Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements. Refer to Note 5, Revenue, for additional information.

3.     BUSINESS COMBINATIONS
The Company records acquisitions under the acquisition method of accounting and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.
2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of the QLGG Acquisition, the Company's consolidated financial statements for the year ended December 31, 2020, reflect the results of QLGG for the portion of the period after the completion of the QLGG Acquisition. The Company's consolidated financial statements for the years ended December 31, 2019 and 2018 do not reflect the results of QLGG.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its books. Management believes that this acquisition provides the Company with an opportunity to benefit from acquired technology, customer relationships, technical knowledge and trade secrets.
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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Net property and equipment	$8	3	7
Other assets, net of accumulated amortization	14,608	3	10
Goodwill	18,323	non-amortizing
Total intangible and other assets	32,931
Deferred tax liabilities	(1,348)
Net working capital	12
Preliminary fair value of net assets acquired	$31,603
2020 Dispositions
During the second quarter of 2020, the Company entered into an agreement with Truth Broadcasting Corporation ("Truth") to dispose of property and equipment and two broadcasting licenses in Greensboro, North Carolina. During the fourth quarter of 2020, the Company completed this sale for $0.4 million in cash. The Company reported a loss, net of expenses, of approximately $0.1 million. As a result of this sale, the Company no longer maintains a presence in the Greensboro, North Carolina market. Refer to Note 22, Assets Held For Sale And Discontinued Operations for additional information.
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
Based on the timing of the Cadence13 Acquisition, the Company's consolidated financial statements for the year ended December 31, 2020 reflect the results of Cadence13's operations. The Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Cadence13's operations for the portion of the period after the completion of the Cadence13 Acquisition. The Company's consolidated financial statements for the year ended December 31, 2018 do not reflect the results of Cadence13's operations.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired and liabilities assumed.

Final Value
(amounts in thousands)
Assets
Net property and equipment	$654
Total tangible property	654
Operating lease right-of-use asset	62
Deferred tax asset	2,900
Other assets, net of accumulated amortization	5,977
Goodwill	31,392
Total intangible and other assets	40,331
Operating lease liabilities	(985)
Net working capital	(757)
Final fair value of net assets acquired	$39,243
2019 Pineapple Acquisition
On July 19, 2019, the Company completed a transaction to acquire the assets of Pineapple Street Media ("Pineapple") for a purchase price of $14.0 million in cash plus working capital (the "Pineapple Acquisition"). Upon completion of the Pineapple Acquisition, the Company recorded the assets acquired and liabilities assumed at fair value.
Based on the timing of the Pineapple Acquisition, the Company's consolidated financial statements for the year ended December 31, 2020, reflect the results of Pineapple's operations. The Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple's operations for the portion of the period after the completion of the Pineapple Acquisition. The Company's consolidated financial statements for the year ended December 31, 2018, do not reflect the results of Pineapple's operations.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired and liabilities assumed.

Final Value
(amounts in thousands)
Assets
Accounts receivable, net of allowance for doubtful accounts	$997
Other assets, net of accumulated amortization	1,793
Goodwill	12,445
Total assets	15,235
Other current liabilities	238
Accounts payable	30
Total liabilities	$268
Final fair value of net assets acquired	$14,967
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
Based on the timing of the Cumulus Exchange, the Company's consolidated financial statements for the year ended December 31, 2020: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. The Company's consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for the portion of the period until the commencement date of the LMAs. The Company's consolidated financial statements for the year ended December 31, 2018: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its books, which is fully deductible for income tax purposes. Management believes that this exchange provides the Company with an opportunity to benefit from operational efficiencies from combining the operation of the acquired stations with the Company's existing stations within the Springfield, Massachusetts, and New York City, New York markets.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Net property and equipment	$844
Total tangible property	844
Radio broadcasting licenses	19,576
Goodwill	2,080
Total intangible and other assets	21,656
Total assets	$22,500
Final fair value of net assets acquired	$22,500

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

Final Value
(amounts in thousands)
Assets
Net property and equipment	$981
Total tangible property	981
Other assets, net of accumulated amortization	477
Radio broadcasting licenses	27,346
Goodwill	24,396
Net working capital	3,234
Total intangible and other assets	55,453
Total assets	$56,434
Final fair value of net assets acquired	$56,434
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

Final Value
(amounts in thousands)
Assets
Net property and equipment	$1,558
Total tangible property	1,558
Radio broadcasting licenses	12,785
Goodwill	332
Other assets, net of accumulated amortization	325
Total intangible and other assets	13,442
Total assets	$15,000
Final fair value of assets acquired	$15,000
Merger and Acquisition Costs
Merger and acquisition costs were expensed as a separate line item in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred consist primarily of legal, professional and advisory services related to the acquisition activities described above.
Integration Costs
The Company incurred integration costs of $0.5 million, $4.3 million, and $25.4 million during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the Merger.
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, assumes that: (i) the acquisition in 2020 had occurred as of January 1, 2019; (ii) the acquisitions in 2019 had occurred as of January 1, 2018; and (iii) the acquisitions and certain dispositions in 2018 had occurred as of January 1, 2017.
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

	Years Ended December 31
	2020	2019	2018
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma
Net revenues	$1,062,689	$1,530,524	$1,501,146
Income (loss) from continuing operations	$(242,509)	$(426,500)	$(361,879)
Income (loss) from discontinued operations	$—	$—	$1,152
Net income (loss)	$(242,509)	$(426,500)	$(360,727)
Income (loss) from continuing operations per common share - basic	$(1.80)	$(3.11)	$(2.62)
Income (loss) from discontinued operations per common share - basic	$—	$—	$0.01
Net income (loss) per common share - basic	$(1.80)	$(3.11)	$(2.61)
Income (loss) from continuing operations per common share - diluted	$(1.80)	$(3.11)	$(2.62)
Income (loss) from discontinued operations per common share - diluted	$—	$—	$0.01
Net income (loss) per common share - diluted	$(1.80)	$(3.11)	$(2.61)
Weighted shares outstanding basic	134,571	136,967	138,070
Weighted shares outstanding diluted	134,571	136,967	138,070

4.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Years Ended December 31
	2020	2019	2018
	(amounts in thousands)
Costs to exit duplicative contracts	$—	$—	$229
Workforce reduction	11,885	6,171	3,599
Other restructuring costs	96	805	2,002
Total restructuring charges	$11,981	$6,976	$5,830
Restructuring Plan
During the first quarter of 2020, the Company initiated a restructuring plan to help mitigate the adverse impact that the COVID-19 pandemic is having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the COVID-19 pandemic.
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
In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there is minimal sublease income. The Company will continue to evaluate the opportunities to sublease this space and revise its sublease estimates accordingly. Any increase in the estimate of sublease income will be reflected through the income statement and such amount will also reduce the lease abandonment liability. The leases expire in 2023. Of the restructuring charges unpaid and outstanding at December 31, 2020, approximately $0.8 million relates to the CBS Radio restructuring plan.

	Years Ended December 31,
	2020	2019
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$4,251	$7,077
Additions	11,981	6,976
Payments	(13,244)	(9,802)
Restructuring charges and lease abandonment costs unpaid and outstanding	2,988	4,251
Restructuring charges and lease abandonment costs - noncurrent portion	(812)	(1,483)
Restructuring charges and lease abandonment costs - current portion	$2,176	$2,768

5.    REVENUE
Nature Of Goods And Services
The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (i) spot revenues; (ii) digital advertising; (iii) network revenues; (iv) sponsorship and event revenues; and (v) other revenue. Services and products may be sold separately or in bundled packages. The typical length of a contract for service is less than 12 months.
The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.
Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. The Company also evaluates when it is appropriate to recognizes revenue based on the gross amount invoiced to the customer or the net amount retained by the company if a third party is involved.
Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. This typically occurs at the point in time that advertisements are broadcast, marketing services are provided, or as an event occurs. For spot revenues, digital advertising, and network revenues the Company recognizes revenue at the point in time when the advertisement is broadcast. For event revenues, the Company recognizes revenues at a point in time, as the event occurs. For sponsorship revenues, the Company recognizes revenues over the length of the sponsorship agreement. For trade and barter transactions, revenue is recognized at the point in time when the promotional advertising is aired.
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
Sponsorship and Event Revenues
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
Contract Balances
Refer to the table below for information about receivables, contract assets (unbilled receivables) and contract liabilities (unearned revenue) from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $3.8 million and $5.1 million as of December 31, 2020, and December 31, 2019, respectively.

	December 31,
Description	2020	2019
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$272,321	$376,504
Unearned revenue - current	15,651	9,894
Unearned revenue - noncurrent	1,294	2,113
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (billed or unbilled), and customer advances and deposits (unearned revenue) on the Company’s consolidated balance sheet. At times, however, the

Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within the other current liabilities and other long-term liabilities line items.
Significant changes in the contract liabilities balances during the period are as follows:

Year Ended December 31, 2020
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2020	$12,007
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(10,692)
Additional amounts received during period	15,630
Ending balance	$16,945
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2020	2019	2018
Revenue by Source	(amounts in thousands)
Spot revenues	$705,743	$1,092,029	$1,099,549
Digital revenues	189,988	146,274	119,020
Network revenues	80,346	75,629	44,197
Sponsorships and event revenues	42,478	102,385	115,846
Other revenues	42,343	73,612	83,955
Net revenues	$1,060,898	$1,489,929	$1,462,567
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
The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $1.3 million of revenue in excess of one year.

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
The Company records a provision against revenues for estimated sales adjustments when information indicates allowances are required. Refer to Note 6, Accounts Receivable And Related Allowance For Doubtful Accounts And Sales Reserves, for additional information.
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
6.    ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RESERVES
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
The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2020	2019
	(amounts in thousands)
Accounts receivable	$295,013	$396,427
Allowance for doubtful accounts and sales reserves	(18,911)	(17,515)
Accounts receivable, net of allowance for doubtful accounts and sales reserves	$276,102	$378,912
See the table in Note 10, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.
The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2020	$8,265	$16,349	$(10,156)	$14,458
December 31, 2019	9,419	4,549	(5,703)	8,265
December 31, 2018	3,885	8,909	(3,375)	9,419
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
The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Revenues	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2020	$9,250	$8,768	$(13,566)	$4,452
December 31, 2019	$7,271	$11,394	$(9,415)	$9,250
December 31, 2018	$390	$14,254	$(7,373)	$7,271

7.    LEASES
Leasing Guidance
The accounting guidance for leases was modified in 2019 to increase transparency and comparability among organizations by requiring the recognition of Right-of-Use ("ROU") assets and lease liabilities on the consolidated balance sheets. Except for the changes described below, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.
Results for the periods beginning after January 1, 2019, are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance. Based upon the Company’s assessment, the impact of this guidance had a material impact on the Company’s financial position and the impact to the Company’s results of operations and cash flows through December 31, 2020, was not material.
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
Lease Expense
The components of lease expense were as follows:

	Lease Cost
	For the Years Ended December 31,
	2020	2019
	(amounts in thousands)
Operating lease cost	$49,061	$50,169
Variable lease cost	10,575	9,691
Short-term lease cost	—	182
Total lease cost	$59,636	$60,042
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
Description	2020	2019
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$53,237	$52,056
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$11,851	$315,377
(1)ROU assets obtained in exchange for lease obligations in 2019 include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the year ended December 31, 2019.
Balance Sheet
Supplemental balance sheet information related to leases was as follows:

Description	December 31, 2020	December 31, 2019
	(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$236,903	$259,613

Operating lease liabilities (current)	$40,439	$35,335
Operating lease liabilities (noncurrent)	$229,400	$253,346
Total operating lease liabilities	$269,839	$288,681

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	8 years	8 years

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Maturities
The aggregate maturities of the Company’s lease liabilities as of December 31, 2020, are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending Years ending December 31:
2021	$52,721
2022	50,100
2023	45,675
2024	39,785
2025	32,942
Thereafter	103,121
Total lease payments	324,344
Less: imputed interest	(54,505)
Total	$269,839
As of December 31, 2020, the Company has not entered into any leases that have not yet commenced.

8.    INTANGIBLE ASSETS AND GOODWILL
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
For goodwill, the Company uses qualitative and quantitative approaches when testing goodwill for impairment. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company performs quantitative goodwill impairment tests for reporting units at least once every three years.
The annual impairment assessment conducted during the fourth quarter of the current year indicated that the fair value of the Company's broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets. Accordingly, the Company recorded a $246.0 million impairment charge ($180.4 million, net of tax) on its broadcasting licenses during the fourth quarter of 2020.
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
There were material changes in the carrying value of broadcasting licenses and goodwill during the year ended December 31, 2020, primarily as a result of: (i) the impairment losses recorded in the second, third and fourth quarters of 2020; (ii) assets held for sale activities described further in Note 22, Assets Held For Sale And Discontinued Operations; and (iii) acquisitions described further in Note 3, Business Combinations.
The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.
The following table presents the changes in the carrying value of broadcasting licenses:

	Broadcasting Licenses Carrying Amount
	December 31, 2020	December 31, 2019
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,508,121	$2,516,625
Disposition of radio stations (see Note 3, 22)	(432)	(17,940)
Acquisitions (see Note 3)	—	19,576
Loss on impairment (See Note 14)	(261,929)	—
Assets held for sale (see Note 22)	(16,744)	(10,140)
Ending period balance	$2,229,016	$2,508,121

The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	December 31, 2020	December 31, 2019
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,024,467	$982,663
Accumulated loss on impairment as of January 1,	(980,547)	(443,194)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	43,920	539,469
Loss on impairment (see Note 14)	—	(537,353)
Dispositions (see Note 3)	—	(4,862)
Acquisitions (see Note 3)	18,323	46,666
Measurement period adjustments to acquired goodwill	(28)	—
Ending period balance	$62,215	$43,920
Goodwill balance before cumulative loss on impairment as of December 31,	$1,042,762	$1,024,467
Accumulated loss on impairment as of December 31,	(980,547)	(980,547)
Goodwill ending balance as of December 31,	$62,215	$43,920
Interim Impairment Assessment
In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, management considers several factors in determining whether it is more likely than not that the carrying value of the Company’s broadcasting licenses or goodwill exceeds the fair value of the Company’s broadcasting licenses or goodwill, respectively. The analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which the Company operates, an increased competitive environment, a change in the market for the Company’s products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of the Company’s net assets; and (vii) a sustained decrease in the Company’s share price.
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
Subsequent to the interim impairment assessment conducted during the second quarter of the current year, the Company continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of the current year, primarily a decrease in market-specific revenue forecasts, the Company determined that changes in circumstances warranted an interim impairment assessment on certain of its broadcasting licenses during the third quarter of the current year.
After assessing the totality of events and circumstances listed above, the Company determined that it was more likely than not that the fair value of the Company's goodwill, which at the time of assessment was solely attributable to the goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition, was greater than its carrying amount. Accordingly, the Company did not conduct an interim impairment test on its goodwill during the current year.
Annual Broadcasting Licenses Impairment Test
The annual impairment assessment conducted during the second quarter of 2018 indicated that the fair value of the Company's broadcasting licenses exceeded their respective carrying amount. Accordingly, no impairment charge was recorded. Subsequent to the Company's annual impairment test conducted during the second quarter of 2018, the Company recorded a $0.7 million impairment charge related to a potential disposal of assets in one of its markets.
The Company historically performed its annual broadcasting license impairment test during the second quarter of each year by evaluating its broadcasting licenses for impairment at the market level using the Greenfield method (discussed below). Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company continued to monitor the impairment indicators listed above and determined that a sustained decrease in the Company's share price required the Company to conduct an interim impairment assessment on its broadcasting licenses. Due to changes in facts and circumstances, the Company revised its estimates with respect to its estimated operating profit margins and long-term revenue growth rates used in the impairment assessment. As a result of the Company's interim impairment assessment conducted in the fourth quarter of 2018, the Company recorded a $147.9 million impairment ($108.8 million, net of tax) on its broadcasting licenses. The interim impairment assessment conducted on its broadcasting licenses in the fourth quarter of 2018 followed the same methodology used in the annual impairment assessment conducted in the second quarter of 2018.
During the second quarter of 2019, the Company voluntarily changed the date of its annual broadcasting license impairment test date from April 1 to December 1. In response to the changing of the annual broadcasting license impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as each market's total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each market's broadcasting licenses exceeded their carrying values at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
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
In connection with the Company's annual impairment assessment conducted during the fourth quarter of 2020, the Company continued to evaluate the appropriateness of the key assumptions used to develop the fair values of its broadcasting licenses. After further consideration of the impact that the COVID-19 pandemic continues to have on the broadcast industry, the Company concluded it was appropriate to revise the discount rate used. This change, which resulted in an increase to the discount rate used, was made to reflect current rates that a market participant could expect and further addressed forecast risk that exists as a result of the COVID-19 pandemic.
During the fourth quarter of the current year, the Company completed its annual impairment test for broadcasting licenses at the market level using the Greenfield method. As a result of this annual impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $246.0 million, ($180.4 million, net of tax).
Methodology
The Company performs its broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The broadcasting licenses are assessed for recoverability at the market level. Potential impairment is identified by comparing the fair value of a market's broadcasting licenses to its carrying value. The Greenfield method is a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. The cash flow projections for the broadcasting licenses include significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate) and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's broadcasting licenses.
The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. The Company believes that the assumptions identified above are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	8.50%	7.50%	8.00%	8.50%	9.0%	9.0%
Operating profit margin ranges for average stations in markets where the Company operates	20% to 36%	24% to 36%	22% to 36%	18% to 36%	22% to 37%	22% to 37%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%	0.0% to 0.9%	0.5% to 1.0%

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
As a result of the change to a single operating segment in 2018, the Company reassessed its reporting unit determination in 2018. Following acquisition activity in November 2017, the Company’s radio broadcasting operations increased from 28 radio markets to 48 radio markets. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 48 markets were aggregated into a single reporting unit for the goodwill impairment assessment conducted in 2018.
In response to the realignment in the Company’s operating segments and reporting units, the Company considered whether the event represented a triggering event for interim goodwill impairment testing. During the three months ended June 30, 2018, and prior to conducting the 2018 annual impairment testing described below, the Company made an evaluation, based on factors such as each reporting unit’s total market share and changes in operating cash flow margins, and concluded that it was more likely than not that the fair value of each of the Company’s reporting units exceeded their carrying values at the time of the realignment.
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
During the second quarter of 2019, the Company voluntarily changed the date of its annual goodwill impairment test date from April 1 to December 1. In response to the changing of the annual goodwill impairment test date, during the three months ended June 30, 2019, the Company made an evaluation based on factors such as changes in the Company's long-term growth rate, changes in the Company's operating cash flow margin, and trends in the Company's market capitalization, and concluded that it was more likely than not that the fair value of the Company's goodwill exceeded its carrying value at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
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
As a result of disposition activity in 2019, the Company was operating in 47 radio markets. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 47 markets were aggregated into a single broadcast reporting unit for the prior year goodwill impairment assessment. As a result of the acquisition of Pineapple and Cadence13 in 2019, the Company significantly increased its podcasting operations. Cadence13 and Pineapple represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence13 and Pineapple were aggregated into a single podcasting reporting unit.
All of the Company's goodwill at the broadcast reporting unit was subject to the annual impairment test conducted in the fourth quarter of 2019. The annual impairment assessment indicated the fair value of the Company's goodwill attributable to the broadcast reporting unit was less than its carrying value. Accordingly, the Company recorded a $537.4 million impairment charge ($519.6 million, net of tax) on its goodwill during the fourth quarter of 2019. As a result of this impairment charge, the Company no longer has any goodwill attributable to its broadcasting reporting unit.
In November 2020, the Company completed the QLGG Acquisition. QLGG represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the QLGG Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.
The podcast reporting unit goodwill, primarily consisting of acquired goodwill from the Cadence13 Acquisition and the Pineapple Acquisition, was subject to a qualitative annual impairment test conducted in the fourth quarter of the 2020. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
Methodology
In connection with the Company’s prior year annual and prior year interim goodwill impairment assessments at the broadcasting reporting unit, the Company used an income approach in computing the fair value of the Company's goodwill. This approach utilized a discounted cash flow method by projecting the Company’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance were historical performance and/or management’s estimates of future performance.
The Assumptions And Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2020	Fourth Quarter 2019	Fourth Quarter 2018	Second Quarter 2018
Discount rate	not applicable	8.50%	9.00%	9.00%

If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges on its goodwill, which could be material, in future periods.
(B) Definite-Lived Intangibles
The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2020, 2019 and 2018, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.
See Note 9, Other Assets, for: (i) a listing of the assets comprising definite-lived assets, which are included in other assets on the balance sheets; (ii) the amount of amortization expense for definite-lived assets; and (iii) the Company’s estimate of amortization expense for definite-lived assets in future periods.
9.    OTHER ASSETS
Other assets consist of the following:

	Other Assets
	December 31,
	2020			2019
	Asset	Accumulated Amortization	Net	Asset	Accumulated Amortization	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts	$1,362	$1,263	$99	$1,362	$1,213	$149	Term of contract
Advertiser lists and customer relationships	31,674	20,405	11,269	29,281	15,399	13,882	3 to 5 years
Other definite-lived assets	16,199	9,543	6,656	15,108	7,588	7,520	Term of contract
Total definite-lived intangibles	49,235	31,211	18,024	45,751	24,200	21,551
Debt issuance costs	3,122	405	2,717	2,466	97	2,369	Term of debt
Prepaid assets - long-term	2,009	—	2,009	2,983	—	2,983
Software costs and other	34,203	15,930	18,273	27,876	11,594	16,282
	$88,569	$47,546	$41,023	$79,076	$35,891	$43,185
The following table presents the various categories of amortization expense, including deferred financing costs which are reflected as interest expense:

	Amortization Expense
	Other Assets
	For The Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Definite-lived assets	$8,861	$7,140	$12,132
Deferred financing expense	3,981	4,866	3,189
Software costs	7,752	6,325	3,447
Total	$20,594	$18,331	$18,768
The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (i) other assets; and (ii) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets
Years ending December 31,	(amounts in thousands)
2021	$14,248	$6,423	$7,825
2022	11,239	4,587	6,652
2023	3,646	2,797	849
2024	2,815	2,698	117
2025	2,152	2,035	117
Thereafter	671	—	671
Total	$34,771	$18,540	$16,231

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2020	2019
	(amounts in thousands)
Accrued compensation	$25,264	$28,871
Accounts receivable credits	1,683	3,798
Advertiser obligations	4,844	4,095
Accrued interest payable	9,804	9,882
Unearned revenue	15,651	9,894
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	6,944	6,321
Non-income tax liabilities	1,332	1,685
Income taxes payable	—	3,925
Other	3,841	3,732
Total other current liabilities	$73,997	$76,837

11.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2020	2019
	(amounts in thousands)
Deferred compensation	$33,474	$33,229
Unfavorable sports liabilities	8,359	13,001
Unearned revenue	1,294	2,113
Other	14,617	3,186
Total other long-term liabilities	$57,744	$51,529

12.    LONG-TERM DEBT
Long-term debt was comprised of the following as of December 31, 2020:

	Long-Term Debt
	December 31,
	2020	2019
	(amounts in thousands)
Credit Facility
Revolver	$114,727	$117,000
Term B-2 Loan, due November 17, 2024	754,006	770,000
Plus unamortized premium	1,681	1,968
	870,414	888,968
Senior Notes
7.250% senior unsecured notes, due November 1, 2024	400,000	400,000
Plus unamortized premium	9,306	11,732
	409,306	411,732
Notes
6.500% notes, due May 1, 2027	425,000	425,000
Plus unamortized premium	4,318	5,000
	429,318	430,000
Other Debt
Other	808	873
Total debt before deferred financing costs	1,709,846	1,731,573
Current amount of long-term debt	(5,488)	(16,377)
Deferred financing costs (excludes the revolving credit)	(14,409)	(18,082)
Total long-term debt, net of current debt	$1,689,949	$1,697,114
Outstanding standby letters of credit	$6,229	$5,862

(A) Senior Debt
2019 Refinancing Activities - The Notes
During the second quarter of 2019, the Company and its finance subsidiary, Entercom Media Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Initial Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Initial Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
The Company used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under its revolving credit facility (the "Revolver"), to repay $425.0 million of existing indebtedness under the Company's term loan outstanding at that time (the "Term B-1 Loan").
In connection with this refinancing activity described above, during the second quarter of 2019, the Company: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; (ii) wrote off $0.2 million of unamortized premium associated with the Term B-1 Loan; and (iii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Initial Notes under the effective interest rate method.

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
The Notes are not a registered security and there are no plans to register the Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2020, and 2019 and for the years ended December 31, 2020, 2019 and 2018.
The Credit Facility
Immediately following the refinancing activities described above, the Company's credit agreement (the "Credit Facility") was comprised of a $250.0 million Revolver and a $770.0 million Term B-2 Loan.
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
In addition, the Original Class Revolver and the New Class Revolver require the payment of a commitment fee ranging from 0.375% per annum to 0.5% per annum on the unused amount. As of December 31, 2020, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $129.2 million.

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
The Term B-2 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement., subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.
The Credit Facility has usual and customary covenants including, but not limited to, a net first-lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times. In certain limited circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition.
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
As of December 31, 2020, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
(B) Senior Unsecured Debt
The Senior Notes
In connection with a business combination which occurred in 2017, the Company assumed 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and mature on November 1, 2024, in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Entercom Media Corp.) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs are reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.
Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
The Senior Notes may be redeemed on or after November 1, 2020, at a redemption price of 103.625% of their principal amount plus accrued interest. The redemption price decreases to 101.813% of their principal amount plus accrued interest on or after November 1, 2021, and 100% of their principal amount plus accrued interest on or after November 1, 2022.
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
The Senior Notes are not a registered security and there are no plans to register the Company’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.

(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Interest expense	$86,579	$100,757	$101,497
Amortization of deferred financing costs	3,981	3,085	3,189
Amortization of original issue discount (premium) of senior notes	(3,395)	(2,928)	(2,862)
Interest income and other investment income	(69)	(811)	(703)
Total net interest expense	$87,096	$100,103	$101,121
The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 2.6% as of December 31, 2020; and (ii) 4.3% as of December 31, 2019.
(D) Interest Rate Transactions
During the quarter ended June 30, 2019, the Company entered into an interest rate collar transaction in the notional amount of $560.0 million to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 13, Derivative and Hedging Activities, for additional information.
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
(E) Aggregate Principal Maturities
The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-2 Loan	Revolver	Senior Notes	Notes	Other	Total
	(amounts in thousands)
Years ending December 31
2021	$5,488	$—	$—	$—	$30	$5,518
2022	5,488	22,727	—	—	30	28,245
2023	5,488	—	—	—	30	5,518
2024	737,542	92,000	400,000	—	30	1,229,572
2025	—	—	—	—	30	30
Thereafter	—	—	—	425,000	658	425,658
Total	$754,006	$114,727	$400,000	$425,000	$808	$1,694,541
(F) Outstanding Letters of Credit
The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 23, Contingencies And Commitments.
(G) Guarantor and Non-Guarantor Financial Information
As of December 31, 2020, most of the direct and indirect subsidiaries of Entercom Media Corp. are guarantors of Entercom Media Corp.’s obligations under the Credit Facility, the Notes and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Notes and the Senior Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.

The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2020, these restrictions did not apply.
Under the Credit Facility, Entercom Media Corp. is permitted to make distributions to Entercom Communications Corp., which are required to pay Entercom Communications Corp.’s reasonable overhead costs, including income taxes, and other costs associated with conducting the operations of Entercom Media Corp. and its subsidiaries.
13.    DERIVATIVE AND HEDGING ACTIVITIES
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
The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 21, Fair Value Of Financial Instruments) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities).
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of December 31, 2020, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$460.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$460.0

For the year ended December 31, 2020, the Company recorded the net change in the fair value of this derivative as a loss of $(2.3) million (net of a tax benefit of $0.6 million as of December 31, 2020) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of December 31, 2020, the fair value of these derivatives was a liability of $2.4 million, and is recorded as other long-term liabilities on the balance sheet. The Company expects to reclassify $1.1 million of this amount to the consolidated statement of operations over the next twelve months.
During the year ended December 31, 2018, the Company had no derivatives that qualified for hedge accounting treatment.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of December 31, 2020, and December 31, 2019:

	Accumulated Derivative Gain (Loss)
Description	December 31, 2020	December 31, 2019
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(1,789)	$(139)
The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)			Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Years Ended December 31,
2020	2019	2018	2020	2019	2018
(amounts in thousands)
$(1,650)	$(139)	$—	$663	$—	$—

Undesignated Derivatives
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of December 31, 2020, the notional investments underling the TRS amounted to $25.6 million. The contract term of the TRS is through April 2021 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.
For the year ended December 31, 2020, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $6.6 million benefit. Of this amount, a $2.6 million benefit was recorded in corporate, general and administrative expenses and a $4.0 million benefit was recorded in station operating expenses.

14.     IMPAIRMENT LOSS

The following table presents the various categories of impairment loss:

	Impairment Loss
	For The Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Broadcasting licenses	$261,929	$—	$148,564
Goodwill	—	537,353	317,138
ROU Asset	1,064	5,956	—
Property and equipment and other	$1,439	$2,148	$28,286
Total	$264,432	$545,457	$493,988
Refer to Note 8, Intangible Assets And Goodwill, and Note 21, Fair Value Of Financial Instruments, for additional information on impairment losses recognized.
15.    SHAREHOLDERS’ EQUITY
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
On August 9, 2019, the Company's Board of Directors reduced the annual stock dividend program to $0.08 per share. Quarterly dividend payments approximated $2.7 million per quarter. Following the payment of the quarterly dividend for the first quarter of 2020, the Company suspended its quarterly dividend program. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company's Credit Facility, the Notes and the Senior Notes.
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
The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2020:

Equity Type	Payment Date	Dividends per Share	Aggregate Payment Amount
Common stock	March 28, 2019	$0.090	$12,430,279
	June 28, 2019	$0.090	$12,486,441
	September 13, 2019	$0.020	$2,676,900
	December 16, 2019	$0.020	$2,679,826
	March 27, 2020	$0.020	$2,692,213

Dividend Equivalents
The Company’s grants of RSUs include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period. The following table presents the amounts accrued and unpaid on unvested RSUs:

	Balance Sheet Location	Dividend Equivalent Liabilities
		December 31,
		2020	2019
		(amounts in thousands)
Short-term	Other current liabilities	$437	$811
Long-term	Other long-term liabilities	477	913
Total		$914	$1,724
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

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Shares of stock deemed repurchased	510	459	506
Amount recorded as financing activity	$1,527	$2,905	$5,186
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

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Number of shares purchased	166	335	228
Non-cash compensation expense recognized	$43	$234	$252
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
During the year ended December 31, 2020, the Company did not repurchase any shares under the 2017 Share Repurchase Program. During the year ended December 31, 2019, the Company repurchased 5.0 million shares of Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million. During the year ended December 31, 2018, the Company repurchased 3.2 million shares of Class A common stock at an average price of $9.11 per share for a total of $29.4 million. As of December 31, 2020, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

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
The Rights are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights will cause substantial dilution to a person or group that acquires 10% (15% in the case of a passive institutional investor) or more of the Class A Common Stock on terms not approved by the Board of Directors. The adoption of the Rights Agreement was not a taxable event and did not have any material impact on the Company's financial reporting

16.    NET INCOME (LOSS) PER COMMON SHARE
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
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss) - continuing operations	(242,224)	(420,212)	(362,587)
Income (loss) from discontinued operations, net of tax	—	—	1,152
Net income (loss)	$(242,224)	$(420,212)	$(361,435)
Denominator
Basic weighted average shares outstanding	134,570,672	136,967,455	138,069,608
Net Income (Loss) Per Common Share - Basic:
Net income (loss) from continuing operations per share - Basic	$(1.80)	$(3.07)	$(2.63)
Net income (loss) from discontinued operations per share - Basic	—	—	0.01
Net income (loss) per share - Basic	$(1.80)	$(3.07)	$(2.62)
Diluted Income (Loss) Per Share
Numerator
Net income (loss) - continuing operations	(242,224)	(420,212)	(362,587)
Income (loss) from discontinued operations, net of tax	—	—	1,152
Net income (loss)	$(242,224)	$(420,212)	$(361,435)
Denominator
Basic weighted average shares outstanding	134,570,672	136,967,455	138,069,608
Effect of RSUs and options under the treasury stock method	—	—	—
Diluted weighted average shares outstanding	134,570,672	136,967,455	138,069,608
Net Income (Loss) Per Common Share - Diluted:
Net income (loss) from continuing operations per share - Diluted	$(1.80)	$(3.07)	$(2.63)
Net income (loss) from discontinued operations per share - Diluted	—	—	0.01
Net income (loss) per share - Diluted	$(1.80)	$(3.07)	$(2.62)

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive	anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	609	543	564
Price range of options excluded: from	$3.54	$9.66	$6.43
Price range of options excluded: to	$13.98	$13.98	$13.98
RSUs with service conditions	2,689	2,953	1,394
Excluded RSUs with service and market conditions as market conditions not met	—	70	226
Excluded shares as anti-dilutive when reporting a net loss	139	331	755

17.    SHARE-BASED COMPENSATION
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
On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2020, January 1, 2019, and January 1, 2018. As of December 31, 2020, the shares available for grant were (0.3) million shares.
The Plan included certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. This expense deduction exemption does not apply under the new tax legislation that was enacted during the fourth quarter of 2017 and was effective as of January 1, 2018.
The QLGG 2017 Incentive Compensation Plan
In connection with the QLGG Acquisition, the Company assumed an equity compensation plan that was in place at QLGG. This plan (the "QLGG 2017 Incentive Compensation Plan") was assumed pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08 and did not require approval by the Company's shareholders. Outstanding RSUs and options under the QLGG 2017 Incentive Compensation Plan are included in the amounts below.
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

RSU Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2019
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2019	3,861
RSUs awarded	December 31, 2020	3,793
RSUs released	December 31, 2020	(1,712)
RSUs forfeited	December 31, 2020	(403)
RSUs outstanding as of:	December 31, 2020	5,539	$—	1.3	$13,572
RSUs vested and expected to vest as of:	December 31, 2020	5,539	$—	1.3	$13,572
RSUs exercisable (vested and deferred) as of:	December 31, 2020	41	$—	0	$101
Weighted average remaining recognition period in years		2.0
Unamortized compensation expense		$17,352
The following table presents additional information on RSU activity:

	Years Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share data)
RSUs issued	3,793	$10,073	1,955	$12,926	1,292	$10,078
RSUs forfeited - service based	(403)	(624)	(323)	(1,753)	(396)	(1,228)
Net RSUs issued and increase (decrease) to paid-in capital	3,390	$9,449	1,632	$11,173	896	$8,850
Weighted average grant date fair value per share	$2.66		$6.61		$9.71
Fair value of shares vested per share	$7.53		$10.72		$11.07
RSUs vested and released	1,712		1,456		1,496
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

The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	70	226	650
Number of RSUs forfeited	(70)	(156)	(110)
Number of RSUs vested	—	—	(314)
End of period balance	—	70	226
Weighted average fair value of RSUs granted with market conditions	$—	$—	$—
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
There was no activity in 2020, 2019, or 2018. As of December 31, 2020, no non-cash compensation expense was recognized for RSUs with performance conditions.
Option Activity
The following table presents the option activity during the current year ended:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of December 31, 2020
	(amounts in thousands, except per share data)
Options outstanding as of:	December 31, 2019	543	$12.06
Options granted	December 31, 2020	66	5.40
Options assumed in the QLGG Acquisition	December 31, 2020	200	0.42
Options outstanding as of:	December 31, 2020	809	$8.63	3.6	$406
Options vested and expected to vest as of:	December 31, 2020	809	$8.63	3.6	$406
Options vested and exercisable as of:	December 31, 2020	562	$11.66	3.3	$41
Weighted average remaining recognition period in years		1.2
Unamortized compensation expense		$219
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number of Options Outstanding December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable December 31, 2020	Weighted Average Exercise Price

From	To
$0.17	$7.01	266,747	4.5	$1.67	18,968	$0.30
$9.66	$13.98	542,582	3.2	$12.06	542,582	$12.06
$0.17	$13.98	809,329	3.6	$8.63	561,550	$11.66
The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2020		2019		2018
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$1.34	$1.34	$1.34	$2.02
Upon vesting, period to exercise in years	0	0	1	10	1	10
Fair value per share upon grant	$—		$—		$—
Number of options granted	—		—		—
Intrinsic value per share upon exercise	$—		$7.06		$7.33
Intrinsic value of options exercised	$—		$1,272		$829
Tax benefit from options exercised	$—		$73		$220
Cash received from exercise price of options exercised	$—		$244		$153
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
In connection with the Merger, the Company applied the above described valuation methodologies to determine the fair value for those options assumed as part of the QLGG Acquisition in 2020.
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Station operating expenses	$2,348	$4,673	$6,855
Corporate general and administrative expenses	6,907	11,511	8,294
Stock-based compensation expense included in operating expenses	9,255	16,184	15,149
Income tax benefit (1)	2,222	3,703	3,160
After-tax stock-based compensation expense	$7,033	$12,481	$11,989
(1)Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
18.    INCOME TAXES
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
Expected and Reported Income Taxes (Benefit)
Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Federal statutory income tax rate	21%	21%	21%
Computed tax expense at federal statutory rates on income before income taxes	$(68,602)	$(80,432)	$(77,016)
State income tax expense, net of federal benefit	(18,538)	13,661	(4,779)
Goodwill impairment	—	98,910	64,465
Valuation allowance current year activity	—	(321)	(2,593)
Tax impact of share-based awards	1,424	950	872
Transaction costs	19	105	391
U.S. federal income tax reform	—	—	883
Taxable gain on sale of radio stations	—	—	5,511
Nondeductible expenses and other	1,818	4,333	8,113
Income taxes	$(83,879)	$37,206	$(4,153)
Effective Income Tax Rates
The Company recognized an income tax benefit at an effective income tax rate of 25.7% for 2020. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
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
Income Tax Expense
Income tax expense (benefit) for each year is summarized in the table below. The table does not include income tax expense from discontinued operations of $0.7 million in 2018.

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(5,542)	$20,751	$38,481
State	(1,359)	11,685	17,836
Total current	(6,901)	32,436	56,317
Deferred:
Federal	(54,886)	(837)	(37,678)
State	(22,092)	5,607	(22,792)
Total deferred	(76,978)	4,770	(60,470)
Total income taxes (benefit)	$(83,879)	$37,206	$(4,153)
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

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019, are as detailed below.

	December 31,
	2020	2019
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	$88,815	$70,982
Share-based compensation	3,432	4,221
Investments - impairments	350	350
Lease rental obligations	3,469	4,709
Deferred compensation	8,938	10,253
Debt fair value adjustment	4,081	4,987
Reserves	514	—
Lease liability	71,968	77,722
Employee benefits	1,673	2,011
Provision for doubtful accounts	5,043	4,671
Other non-current	8,193	2,432
Total deferred tax assets before valuation allowance	196,476	182,338
Valuation allowance	(24,399)	(25,440)
Total deferred tax assets	$172,077	$156,898
Deferred tax liabilities:
Lease ROU asset	(63,186)	(69,243)
Property, equipment and certain intangibles	(49,908)	(43,788)
Broadcasting licenses and goodwill	(532,381)	(593,525)
Total deferred tax liabilities	$(645,475)	$(706,556)
Total net deferred tax liabilities	$(473,398)	$(549,658)
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
For 2020, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) will be limited under Section 382 of the Code as a result of the Merger. For federal income tax purposes, the acquisition of CBS Radio (now Entercom Media Corp.) was treated as a reverse acquisition which caused the Company to undergo an ownership change under Section 382 of the Code. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, Entercom Media Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.
As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2020	$25,440	$(1,041)	$—	$—	$24,399
December 31, 2019	25,761	(321)	—	—	25,440
December 31, 2018	37,154	(11,393)	—	—	25,761
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
The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2020	2019
	(amounts in thousands)
Liabilities for uncertain tax positions
Interest and penalties	$868	$—
Total	$868	$—
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
The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Interest and penalties (income)	868	—	—
Total income taxes (benefit) from uncertain tax positions	$868	$—	$—
The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Beginning of year balance	$(6,719)	$(7,285)	$(7,820)
Prior year positions
Reductions due to statute lapse	231	566	535
End of year balance	$(6,488)	$(6,719)	$(7,285)
Ending liability balance included above that was reflected as an offset to deferred tax assets	$(6,488)	$(6,719)	$(6,915)

The gross amount of the Company’s unrecognized tax benefits is reflected in the above table which, if recognized, may impact the Company’s effective income tax rate in the period of recognition. The total amount of unrecognized tax benefits could increase or decrease within the next 12 months for a number of reasons including the expiration of statutes of limitations, audit settlements and tax examination activities.
As of December 31, 2020, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
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
Income Tax Payments, Refunds and Credits
For federal taxation purposes, the TCJA repealed the Alternative Minimum Tax (“AMT”) for corporations. Accordingly, the Company did not make any AMT payments in 2018, 2019 or 2020. The Company is now subject to regular corporate income tax.
The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Federal and state income tax payments	$2,724	$39,100	$54,217
Net Operating Loss Carryforwards
As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in its NOL carryforward utilization.
The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the Code. Entercom Media Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $277.7 million of its NOL carryovers.
The Company has recorded a valuation allowance for its pre-Merger state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Code and similar state provisions. The Company will continue to assess the ability of these carryforwards to be realized in subsequent periods.
The NOLs in the following table reflect an estimate of the NOLs for the 2020 tax filing year as these returns will not be filed until later in 2021:

	Net Operating Losses
	December 31, 2020
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$283,776	2030 to indefinite
State NOL carryforwards	$535,603	2021 to indefinite

19.    SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES
The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Operating Activities
Barter revenues	$9,616	$16,914	$19,365
Barter expenses	$9,604	$16,741	$19,324
Transition services costs incurred in the integration of CBS Radio	$—	$—	$5,456
Reduction to the transition services asset	$—	$—	$(5,456)
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$10,073	$12,926	$10,078
Decrease in paid-in capital from the forfeiture of RSUs	(624)	(1,753)	(1,228)
Net paid-in capital of RSUs issued (forfeited)	$9,449	$11,173	$8,850
Investing Activities
Noncash additions to property and equipment and intangibles	$2,901	$803	$818
Net radio station assets given up in a market	$—	$22,795	$—
Net radio station assets acquired in a market	$—	$22,500	$—

20.    EMPLOYEE SAVINGS AND BENEFIT PLANS
Deferred Compensation Plans
The Company provides certain of its employees and the Board of Directors with an opportunity to defer a portion of their compensation on a tax-favored basis. The obligations by the Company to pay these benefits under the deferred compensation plans represent unsecured general obligations that rank equally with the Company’s other unsecured indebtedness. Amounts deferred under these plans were included in other long-term liabilities in the consolidated balance sheets. Any change in the deferred compensation liability for each period is recorded to corporate general and administrative expenses and to station operating expenses in the statement of operations. Further contributions under these plans have been frozen.

	Years Ended December 31,
Benefit Plan Disclosures	2020	2019	2018
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$33,229	$30,928	$40,995
Employee compensation deferrals	—	15	384
Employee compensation payments	(3,333)	(3,826)	(8,709)
Increase (decrease) in plan fair value	3,578	6,112	(1,742)
End of period balance	$33,474	$33,229	$30,928

401(k) Savings Plan
The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2020, 2019 and 2018 were $2.2 million, $5.6 million and $6.1 million, respectively. As discussed above, in response to the COVID-19 pandemic, the Company temporarily suspended its 401(k) matching program in 2020.
21.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments Subject to Fair Value Measurements
The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (i) certain tangible and intangible assets subject to impairment testing as described in Note 8, Intangible Assets And Goodwill; (ii) financial instruments as described in Note 12, Long-Term Debt; (iii) deemed deferred compensation plans as described in Note 20, Employee Savings And Benefit Plans; (iv) lease abandonment liabilities ; and (v) interest rate derivative transactions that are outstanding from time to time as described in Note 13, Derivative And Hedging Activities.
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

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,474	$27,040	$—	$—	$6,434
Interest rate cash flow hedge (3)	$2,439	$—	$2,439	$—	$—

Description	Balance at December 31, 2019	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,229	$25,592	$—	$—	$7,637
Interest rate cash flow hedge (3)	$189	$—	$189	$—	$—
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
During the second, third and fourth quarters of 2020, the Company conducted interim and annual impairment assessments on its broadcasting licenses. As a result of these impairment assessments, the Company determined the fair values of the broadcasting licenses were less than their respective carrying values. Accordingly, the Company recorded impairment charges in the second, third and fourth quarters of 2020. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
During the fourth quarter of 2020, the Company conducted a qualitative impairment assessment on its goodwill attributable to the podcast reporting unit. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the goodwill attributable to the podcast reporting unit exceeded their respective carrying amounts. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
For the goodwill acquired in the QLGG Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
As discussed in Note 8, Intangible Assets And Goodwill, the Company voluntarily changed the date of its annual impairment test for its broadcasting licenses and goodwill. As a result of this change, the Company did not determine the fair value of its broadcasting licenses and goodwill during the quarter ended June 30, 2019.
During the fourth quarter of 2019, the Company conducted an annual impairment assessment on its broadcasting licenses and goodwill. As a result of this impairment assessment, the Company concluded that its broadcasting licenses were not impaired as the fair value of these assets exceeded their carrying value. As a result of this assessment, the Company concluded that its goodwill attributable to its broadcast reporting unit was impaired as the fair value was less than its carrying value. Accordingly, the Company recorded an impairment charge on its goodwill in the fourth quarter of 2019. Refer to Note 8, Intangible Assets And Goodwill, for additional information.
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

Subsequent to the annual impairment test conducted during the second quarter of 2018, the Company determined that a sustained decrease in the Company's share price required the Company to conduct an interim impairment assessment on its broadcasting licenses and goodwill. This interim impairment assessment conducted during the fourth quarter of 2018 indicated that the carrying value of the Company's broadcasting licenses and goodwill exceeded their respective carrying amount. Accordingly, the Company recorded an impairment charge on its broadcasting licenses and goodwill in the fourth quarter of 2018. Refer to Note 8, Intangible Assets And Goodwill, for additional information.
There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.
The Company performs review of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $1.1 million impairment charge related to ROU asset impairment. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
During the fourth quarter of 2020, the Company recorded a $1.4 million impairment charge related to computer software. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
During the fourth quarter of 2019, the Company recorded a $6.0 million impairment charge related to ROU asset impairment. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
During the fourth quarter of 2019, the Company recorded a $2.2 million impairment charge related to impairment of property and equipment. The impairment charge was recorded within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
During the second quarter of 2018, the Company recorded a $2.1 million impairment charge related to assets expected to be disposed of in one of its markets. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
During the second quarter of 2018, events or circumstances changed which indicated that a portion of the Company’s assets which had been classified as held for sale may not be recoverable. Accordingly, the Company estimated the fair value of these assets and recognized an impairment charge of $26.9 million. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
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
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$754,006	$737,041	$770,000	$774,813
Revolver (2)	$114,727	$114,727	$117,000	$117,000
Senior Notes (3)	$400,000	$398,000	$400,000	$423,250
Notes (4)	$425,000	$429,250	$425,000	$454,750
Other debt (5)	$808		$873
Letters of credit (5)	$6,229		$5,862
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
If certain impairment indicators exist, the Company determines the fair value of its investments. If the Company determines the carrying value of an investment exceeds its fair value, the Company writes down the value of the investment to its fair value. The fair value of the investments is not adjusted if there are no identified adverse events or changes in circumstances that may have a material effect on the fair value of the investment.
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

There was no change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2020. The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the Measurement Alternative
	December 31,
	2020	2019
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$3,305	$11,205
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative impairment as of January 1,	3,305	11,205
Removal of investment in connection with step acquisition	—	(9,700)
Acquisition of interest in a privately held company	—	1,800
Ending period balance	$3,305	$3,305

22.    ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
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
During the fourth quarter of 2019, the Company entered into an agreement with a third party to dispose of equipment and a broadcasting license in Boston, Massachusetts. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2019. In aggregate, these assets had a carrying value of $10.2 million. In the second quarter of 2020, the Company completed this sale for $10.8 million in cash. The Company recognized a gain on the sale, net of commissions and other expenses, of approximately $0.2 million.
During the second quarter of 2020, the Company entered into an agreement with Truth Broadcasting Corporation ("Truth") to dispose of property and equipment and two broadcasting licenses in Greensboro, North Carolina. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of $0.5 million. The Company entered into a time brokerage agreement ("TBA") with Truth where Truth commenced operations of the two stations on September 28, 2020. During the period of the TBA, the Company excluded net revenues and station operating expenses associated with the two stations in the Company's consolidated financial statements. In the fourth quarter of 2020, the Company completed this sale for $0.4 million in cash. The Company recognized a loss on the sale, net of expenses, of approximately $0.1 million.
During the fourth quarter of 2020, the Company announced that it entered into an exchange agreement with Urban One, Inc. ("Urban One") pursuant to which the Company will exchange its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2020. In aggregate, these assets had a carrying value of $21.4 million. The Company and Urban One began programming the respective stations under LMAs on November 23, 2020. During the period of the LMAs, the Company excluded net revenues and station operating expenses associated with the four station cluster in Charlotte, North Carolina in the Company's consolidated financial statements and included net revenues and station operating expenses associated with the stations in St. Louis, Missouri, Washington, D.C., and Philadelphia, Pennsylvania. The Urban One Exchange is expected to close in the first quarter of 2021.
The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	December 31, 2020	December 31, 2019

	(amounts in thousands)
Net property and equipment	4,686	48
Radio broadcasting licenses	16,744	10,140
Operating lease right-of-use assets	1,292	—
Operating lease liabilities	(1,315)	—
Net assets held for sale	$21,407	$10,188
Discontinued Operations
The results of operations for several radio stations acquired from CBS Corporation ("CBS"), which were never a part of the Company’s continuing operations as these radio stations have been disposed, were classified as discontinued operations for the period commencing after the Merger.
The following table presents the results of operations of the discontinued operations:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Net time brokerage agreement (income) fees	—	—	1,765
Total operating expenses	—	—	—
Income before income taxes	—	—	1,765
Income taxes	—	—	613
Income from discontinued operations, net of income taxes	$—	$—	$1,152

23.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows.
FCC Matter
In January 2019, the Company received the first of three letters of inquiry from the Federal Communications Commission (the "FCC") staff in response to a complaint from an individual who claimed to have purchased time on three Company stations in Buffalo, but was not charged the lowest unit rate. The Company cooperated with the FCC in this matter and timely responded to these letters of inquiry, which also addressed the timeliness of the Company's compliance with respect to the political file record keeping obligations for its Buffalo stations. On October 10, 2019, the Company met with the FCC staff and was advised that the lowest unit rate inquiry was concluded. At the same meeting, however, the FCC staff advised the Company that it had separately conducted a more extensive investigation into the timeliness of the Company's compliance with respect to the political file record keeping obligations for all of the Company's stations.
On July 22, 2020, the Company and the FCC entered into a consent decree for the purpose of terminating the FCC's investigation into the timeliness of the Company's compliance with respect to the political file record keeping obligations for all of the Company's stations. Under the terms of the consent decree, which constitutes a final settlement with respect to the investigation, the FCC determined that no civil penalty was warranted. Additionally, the Company agreed to implement a comprehensive compliance plan and provide periodic compliance reports to the FCC.

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
Broadcast Licenses
The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $419,353 for a single incident, with a maximum fine of up to $3,870,946 for a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.
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
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) entered into an industry-wide settlement with American Society of Composers, Authors and Publishers ("ASCAP"), resulting in a new license made available to RMLC members, that became effective January 1, 2017, for a five-year term; (ii) is currently seeking reasonable terms and fees for a new license that would be retroactively effective to January 1, 2017, from Broadcast Music, Inc. ("BMI") through settlement negotiations and potential rate court proceedings; (iii) is currently subject to arbitration proceedings with SESAC, Inc. ("SESAC") to determine fair and reasonable fees that would be effective January 1, 2019; and (iv) commencing on January 1, 2017, entered into a series of interim licenses with Global Music Rights ("GMR"), the most current of which expires March 31, 2021. The RMLC filed a motion in the U.S. District Court for the Eastern District of Pennsylvania against GMR in November 2016 arguing that GMR is a monopoly demanding monopoly prices and asking the Court to subject GMR to an antitrust consent decree. GMR filed a counterclaim in the U.S. District Court for the Central District of California and a motion to dismiss the RMLC’s claim in the U.S. District Court for the Eastern District of Pennsylvania. There have been subsequent claims and counterclaims to establish jurisdiction. In 2019, all claims between the RMLC and GMR were transferred to the U.S. District Court of California.
The United States Copyright Royalty Board hearings to determine the royalty rates for the public digital performance of sound recordings on the Internet under federal statutory license for the 2021-2026 royalty period (the "Web V Proceedings"), originally scheduled for March 2020, were rescheduled due to the COVID-19 pandemic and held virtually in August 2020. As of the date of this filing, the CRB has not yet released its determination of rates resulting from the Web V Proceedings.
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
The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Rent expense	$58,656	$58,947	$53,948
The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2021	$50,379	$2,342	$82,066	$134,787
2022	47,688	2,412	65,174	115,274
2023	43,190	2,485	49,894	95,569
2024	37,589	2,196	25,675	65,460
2025	30,713	2,229	16,500	49,442
Thereafter	94,891	8,230	—	103,121
	$304,450	$19,894	$239,309	$563,653

24.     SUBSEQUENT EVENTS
Events occurring after December 31, 2020, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

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

3.5 #	Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to Entercom’s Current Report on Form 8-K filed on October 24, 2019).

3.6 #	Amendment No. 1 to Amended and Restated Bylaws of Entercom Communications Corp. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 7, 2020).

3.7 #
Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.8 #
Statement with Respect to Shares for Series A Junior Participating Convertible Preferred Stock of Entercom Communications Corp., filed with the Department of State of the Commonwealth of Pennsylvania on April 21, 2020. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated April 21, 2020 of Entercom Communications Corp.).

3.9 #
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

10.2 #
Amendment No. 5, dated July 20, 2020, to the Credit Agreement, dated October 17, 2016 (as amended), among Entercom Media Corp., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to Entercom's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 9, 2020

10.3 #
Tax Matters Agreement, by and between CBS Corporation and Entercom Communications Corp., dated as of November 16, 2017. (Incorporated by reference to Exhibit 2.10 to Entercom’s Current Report on Form 8-K filed on November 17, 2017).

10.4 #
Employment Agreement, dated April 22, 2016, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.1 to Entercom's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016).

10.5 #
First Amendment to Employment Agreement, November 16, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Current Report on Form 8-K filed on November 17, 2017).

10.6 #
Waiver Agreement April 19, 2017, between Entercom Communications Corp. and David J. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.7 #
Second Amendment to Employment Agreement, dated October 11, 2018, between Entercom Communications Corp. and David J. Field (Incorporated by reference to Exhibit 10.8 to Entercom's Annual Report on Form 10-K for the year ended December 31, 2018, as filed on February 27, 2019).

10.8 #	Acknowledgment, Consent and Agreement of David J. Field, dated October 23, 2019. (Incorporated by reference to Exhibit 10.1 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.9 #
Employment Agreement, dated March 20, 2017, between Entercom Communications Corp. and Richard J. Schmaeling. (Incorporated by reference to Exhibit 10.4 to Entercom's Quarterly Report on Form 10Q for the quarter ended March 31, 2017, filed on May 9, 2017).

10.10 #	Acknowledgment, Consent and Agreement of Richard J. Schmaeling, dated October 23, 2019. (Incorporated by reference to Exhibit 10.2 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.11 *	Employment Agreement dated May 5, 2020, between Entercom Communications Corp. and Susan R. Larkin. (Filed herewith).

10.12 #
Employment Agreement, dated May 15, 2017, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.13 #
First Amendment to Employment Agreement, dated February 20, 2020, between Entercom Communications Corp. and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.13 to Entercom's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020).

10.14 #	Acknowledgment, Consent and Agreement of Andrew P. Sutor, dated October 23, 2019. (Incorporated by reference to Exhibit 10.5 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.15	[Reserved]

10.16 *	Employment Agreement, dated March 5, 2020, between Entercom Communications Corp. and Robert Philips. (Filed herewith).

10.17 #	Acknowledgment, Consent and Agreement of Robert Philips, dated October 23, 2019. (Incorporated by reference to Exhibit 10.4 to Entercom's Current Report on Form 8-K filed on October 24, 2019).

10.18 #
Employment Agreement, July 1, 2007, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to Entercom's Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.19 #
First Amendment to Employment Agreement, December 15, 2008, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to Entercom's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.20 #
Second Amendment to Employment Agreement, May 10, 2017, between Entercom Communications Corp. and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to Entercom's Quarterly Report on Form 10Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.21 #	Entercom Non-Employee Director Compensation Policy adopted April 6, 2020. (Incorporated by reference to Exhibit 10.01 to Entercom's Current Report on Form 8-K filed on April 9, 2020).

10.22 #	Amended and Restated Entercom Equity Compensation Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 7, 2014).

10.23 #	Entercom Annual Incentive Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 17, 2017).

10.24 #	QLGG 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to of Entercom’s Registration Statement on Form S-8 (File No. 333-250100)).

10.25 #	Entercom 2016 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit A to Entercom's Proxy Statement on Schedule 14A, filed on March 18, 2016).

21.1 *	Information Regarding Subsidiaries of Entercom Communications Corp. Filed herewith.

23.1 *	Consent of Grant Thornton LLP. Filed herewith

23.2 *	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________________
*    Filed herewith
#    Incorporated by reference.
** Furnished herewith. Exhibit is "accompanying" this report and shall not be deemed to be "filed" herewith.
ITEM 16.    FORM 10-K SUMMARY PAGE
Not Presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on March 1, 2021.

ENTERCOM COMMUNICATIONS CORP.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	Chairman, Chief Executive Officer	March 1, 2021
David J. Field	and President

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING	Executive Vice President and	March 1, 2021
Richard J. Schmaeling	Chief Financial Officer

Principal Accounting Officer:

/s/ ELIZABETH BRAMOWSKI	Principal Accounting Officer and	March 1, 2021
Elizabeth Bramowski	Controller

Directors:

/s/ DAVID J. FIELD	Director, Chairman of the Board	March 1, 2021
David J. Field

/s/ JOSEPH M. FIELD	Chairman Emeritus	March 1, 2021
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 1, 2021
David J. Berkman

/s/ SEAN R. CREAMER	Director	March 1, 2021
Sean R. Creamer

/s/ JOEL HOLLANDER	Director	March 1, 2021
Joel Hollander

/s/ LOUISE C. KRAMER	Directors	March 1, 2021
Louise C. Kramer

/s/ MARK R. LANEVE	Director	March 1, 2021
Mark R. LaNeve

/s/ DAVID LEVY	Director	March 1, 2021
David Levy

/s/ SUSAN K. NEELY	Director	March 1, 2021
Susan K. Neely

/s/ MONIQUE L. NELSON	Director	March 1, 2021
Monique L. Nelson

/s/ STEFAN M. SELIG	Director	March 1, 2021
Stefan M. Selig