Form 10-Q
period 2021-03-31
AUDACY, INC.
filed 2021-05-10
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ___________
Commission File Number:        01-14461
Audacy, Inc.
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	AUD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class A common stock, $0.01 par value – 137,041,043 Shares Outstanding as of April 30, 2021
(Class A Shares Outstanding include 4,552,380 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2021.
i

AUDACY, INC.

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS:
Cash	$51,530	$30,964
Accounts receivable, net of allowance of $19,604 in 2021 and $18,911 in 2020	208,756	276,102
Prepaid expenses, deposits and other	69,255	47,504
Total current assets	329,541	354,570
Investments	3,305	3,305
Net property and equipment	342,020	340,318
Operating lease right-of-use assets	231,491	236,903
Radio broadcasting licenses	2,229,016	2,229,016
Goodwill	81,794	62,215
Assets held for sale	21,407	21,407
Other assets, net of accumulated amortization	40,417	41,023

TOTAL ASSETS	$3,278,991	$3,288,757

LIABILITIES:
Accounts payable	$8,022	$13,776
Accrued expenses	59,702	59,828
Other current liabilities	84,046	73,997
Operating lease liabilities	39,925	40,439
Long-term debt, current portion	—	5,488
Total current liabilities	191,695	193,528
Long-term debt, net of current portion	1,705,662	1,689,949
Operating lease liabilities, net of current portion	223,454	229,400
Net deferred tax liabilities	472,864	473,398
Other long-term liabilities	60,991	57,744
Total long-term liabilities	2,462,971	2,450,491
Total liabilities	2,654,666	2,644,019

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,409	1,409
Additional paid-in capital	1,662,451	1,662,155
Accumulated deficit	(1,038,299)	(1,017,037)
Accumulated other comprehensive income (loss)	(1,236)	(1,789)
Total shareholders' equity	624,325	644,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,278,991	$3,288,757
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
NET REVENUES	$240,764	$297,030

OPERATING EXPENSE:
Station operating expenses	212,495	250,051
Depreciation and amortization expense	11,592	12,498
Corporate general and administrative expenses	23,580	17,237
Integration costs	—	622
Restructuring charges	185	4,209
Impairment loss	644	1,050
Refinancing expenses	473	—
Other expenses	14	—
Total operating expense	248,983	285,667
OPERATING INCOME (LOSS)	(8,219)	11,363
NET INTEREST EXPENSE	21,160	23,621
Net (gain) loss on extinguishment of debt	8,168	—

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(37,547)	(12,258)
INCOME TAX (BENEFIT) EXPENSE	(15,899)	(3,120)
NET INCOME (LOSS)	(21,648)	(9,138)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.16)	$(0.07)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.16)	$(0.07)
WEIGHTED AVERAGE SHARES:
Basic	135,379,321	134,890,401
Diluted	135,379,321	134,890,401
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED
	March 31,
	2021	2020
NET INCOME (LOSS)	$(21,648)	$(9,138)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	553	(2,354)
COMPREHENSIVE INCOME (LOSS)	$(21,095)	$(11,492)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	$(1,789)	$644,738
Net income (loss)	—	—	—	—	—	(21,648)	—	(21,648)
Compensation expense related to granting of stock awards	291,347	3	—	—	2,575	—	—	2,578
Exercise of stock options	47,535	—	—	—	15	—	—	15
Purchase of vested employee restricted stock units	(347,607)	(3)	—	—	(1,908)	—	—	(1,911)
Payment of dividends on common stock	—	—	—	—	(386)	—	—	(386)
Dividend equivalents, net of forfeitures	—	—	—	—	—	386	—	386
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, March 31, 2021	136,904,650	$1,369	4,045,199	$40	$1,662,451	$(1,038,299)	$(1,236)	$624,325

AUDACY, INC.
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

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$(21,648)	$(9,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,592	12,498
Net amortization of deferred financing costs (net of original issue discount and debt premium)	193	97
Net deferred taxes (benefit) and other	(534)	5,874
Provision for bad debts	346	4,356
Net (gain) loss on sale or disposal of assets	(2)	—
Non-cash stock-based compensation expense	2,578	1,780
Net loss on extinguishment of debt	8,168	—
Deferred compensation	1,263	(4,917)
Impairment loss	644	1,050
Accretion expense, net of asset retirement obligation adjustments	—	15
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	66,511	77,093
Prepaid expenses and deposits	(21,732)	(16,448)
Accounts payable and accrued liabilities	(1,018)	(14,970)
Other assets	(324)	—
Accrued interest expense	2,598	14,194
Accrued liabilities - long-term	(4,781)	(3,392)
Net cash provided by (used in) operating activities	43,854	68,092

INVESTING ACTIVITIES:
Additions to property and equipment	(7,280)	(8,626)
Purchases of businesses and audio assets	(15,297)	—
Additions to amortizable intangible assets	—	(1,118)
Net cash provided by (used in) investing activities	(22,577)	(9,744)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	12,000	146,749
Net proceeds from note issuance	540,000	—
Payments of long-term debt	(77,015)	(11,878)
Payments of revolving senior debt	(52,000)	(20,000)
Retirement of notes	(400,000)	—
Payment for debt issuance costs	(6,914)	—
Payment of call premium and other fees	(14,500)	—
Proceeds from issuance of employee stock plan	—	241
Proceeds from the exercise of stock options	15	—
Purchase of vested employee restricted stock units	(1,911)	(1,394)
Payment of dividends on common stock	—	(2,692)
Payment of dividend equivalents on vested restricted stock units	(386)	(529)
Net cash provided by (used in) financing activities	(711)	110,497

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,566	168,845
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,964	20,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,530	$189,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$18,506	$9,358
Income taxes	$(493)	$1,297
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
Audacy, Inc. (formerly Entercom Communications Corp.) was formed as a Pennsylvania corporation in 1968. On March 30, 2021, the Company filed Articles of Amendment (the "Amendment") to change the Company's name to Audacy, Inc. The Amendment was approved by the Board of Directors of the Company in accordance with the Pennsylvania Business Corporation Law as amended. The effective date of the Amendment (and the Company's name change) was April 9, 2021. The Company's ticker symbol on the New York Stock Exchange changed from "ETM" to "AUD" on April 9, 2021.
The interim unaudited condensed consolidated financial statements included herein have been prepared by Audacy, Inc. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and filed with the SEC on March 1, 2021, as part of the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in its Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 1, 2021.
COVID-19
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and the implementation of alternative work arrangements. While certain of these measures have been relaxed or reversed to varying degrees throughout the world, many have been subsequently reinstated, adding an additional layer of uncertainty. These emergency measures have had and are expected to continue to have an adverse effect on the Company's business and operations. While the full impact of this pandemic is not yet known, the Company took proactive actions in an effort to mitigate its effects and is continually assessing its effects on the Company's business, including how it has and will continue to impact advertisers, professional sports and live events.
In response to the COVID-19 pandemic, the Company took certain measures to mitigate the resultant financial impact, including, but not limited to: (i) temporary salary reductions implemented across senior management and the broader organization; (ii) temporary freezing of contractual salary increases in 2020; (iii) furlough and termination of select employees; (iv) suspension of new employee hiring, travel and entertainment, 401(k) matching program, employee stock purchase program, and quarterly dividend program; and (v) reduction of sales and promotions spend as well as certain consulting and other discretionary expenses.
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

Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than as noted below or those included in the notes to the Company’s consolidated financial statements contained in its Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 1, 2021) that might have a material impact on the Company’s financial position, results of operations or cash flows.
2.    BUSINESS COMBINATIONS
The Company records acquisitions under the acquisition method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out over the next two years (the "Podcorn Acquisition"). Based upon the timing of the Podcorn Acquisition, the Company's condensed consolidated financial statements for the three months ended March 31, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. The Company's condensed consolidated financial statements for the three months ended March 31, 2020 do not reflect the results of Podcorn.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its condensed consolidated balance sheet. Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge and trade secrets.
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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Cash	$702
Prepaid expenses, deposits and other	18	non-amortizing
Other assets, net of accumulated amortization	2,545	5	5
Goodwill	19,579	non-amortizing
Deferred tax asset	72
Net working capital	95
Preliminary fair value of net assets acquired	$23,011

2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of the QLGG Acquisition, the Company's condensed consolidated financial statements for the three months ended March 31, 2021, reflect the results of QLGG. The Company's condensed consolidated financial statements for the three months ended March 31, 2020 do not reflect the results of QLGG.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its condensed consolidated balance sheet. Management believes that this acquisition provides the Company with an opportunity to benefit from acquired technology, customer relationships, technical knowledge and trade secrets.
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

Preliminary Value
(amounts in thousands)
Assets
Net property and equipment	$8
Other assets, net of accumulated amortization	14,608
Goodwill	18,323
Total intangible and other assets	32,931
Deferred tax liabilities	(1,348)
Net working capital	12
Preliminary fair value of net assets acquired	$31,603
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
Integration Costs
The Company incurred integration costs of $0.6 million during the three months ended March 31, 2020. Integration costs were expensed as a separate line item in the condensed consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to the CBS Radio business acquisition in November 2017.
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the three months ended March 31, 2021 and March 31, 2020 assumes that the acquisitions in 2021 had occurred as of January 1, 2020 and the acquisitions in 2020 had occurred as of January 1, 2019.

Refer to information within this Note 2, Business Combinations, and to the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and filed with the SEC on March 1, 2021, for a description of the Company’s acquisition and disposition activities.
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

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands except share and per share data)
	Actual	Pro Forma
Net revenues	$241,200	$297,574
Net income (loss)	$(21,911)	$(11,117)
Net income (loss) per common share - basic	$(0.16)	$(0.08)
Net income (loss) per common share - diluted	$(0.16)	$(0.08)
Weighted shares outstanding basic	135,379,321	134,890,401
Weighted shares outstanding diluted	135,379,321	134,890,401

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Workforce reduction	$183	$4,160
Other restructuring costs	2	49
Total restructuring charges	$185	$4,209
Restructuring Plan
During the first quarter of 2020, the Company initiated a restructuring plan to help mitigate the adverse impact that the COVID-19 pandemic is having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the COVID-19 pandemic. The restructuring plan primarily included workforce reduction charges that included one-time termination benefits and related costs to mitigate the adverse impacts of the COVID-19 pandemic.
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

The estimated amount of unpaid restructuring charges as of March 31, 2021 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
	(amounts in thousands)
Restructuring charges, beginning balance	$2,988	$4,251
Additions	185	11,981
Payments	(1,550)	(13,244)
Restructuring charges unpaid and outstanding	1,623	2,988
Restructuring charges - noncurrent portion	(95)	(812)
Restructuring charges - current portion	$1,528	$2,176

4.    REVENUE
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
Revenues presented in the condensed consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. The Company also evaluates when it is appropriate to recognizes revenue based on the gross amount invoiced to the customer or the net amount retained by the Company if a third party is involved.
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
For bundled packages, the Company accounts for each product or performance obligation separately if they are distinct. A product or service is distinct if it is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the commercial broadcast time, digital advertising, or digital product and marketing solutions
Spot Revenues
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

Digital Revenues
The Company provides targeted advertising through the sale of streaming and display advertisements on its national platforms, audacy.com and eventful.com, and its station websites. Performance obligations include delivery of advertisements over the Company's platforms or delivery of targeted advertisements directly to consumers. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its acquisition of Cadence13, Inc. ("Cadence13") (the "Cadence13 Acquisition"), the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its acquisition of Pineapple Street Media ("Pineapple") (the "Pineapple Acquisition"), the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
Network Revenues
The Company sells air-time on the Company's Audacy Network. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $3.7 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively.

Description	March 31, 2021	December 31, 2020
	(amounts in thousands)
Receivables, included in "Accounts receivable net of allowance for doubtful accounts"	$205,038	$272,321
Unearned revenue - current	12,608	15,651
Unearned revenue - noncurrent	1,089	1,294
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable (billed or unbilled), and customer advances and deposits (unearned revenue) on the Company’s condensed consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within the other current liabilities and other long-term liabilities line items.
Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2021
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2021	$16,945
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(11,606)
Additional amounts recognized during period	8,358
Ending balance	$13,697
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$154,294	$203,414
Digital revenues	49,840	42,510
Network revenues	17,570	21,295
Sponsorships and event revenues	9,158	16,856
Other revenues	9,902	12,955
Net revenues	$240,764	$297,030
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
Lease Expense
The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2021	2020
	(amounts in thousands)
Operating lease cost	$12,371	$12,146
Variable lease cost	2,957	2,767
Total lease cost	$15,328	$14,913
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
Description	2021	2020
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$13,694	$12,997
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,432	$701
As of March 31, 2021, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	March 31, 2021	December 31, 2020
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,229,016	$2,508,121
Disposition of radio stations (See Note 2)	—	(432)
Loss on impairment	—	(261,929)
Assets held for sale (See Note 14)	—	(16,744)
Ending period balance	$2,229,016	$2,229,016
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	March 31, 2021	December 31, 2020
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,042,762	$1,024,467
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	62,215	43,920
Acquisitions (See Note 2)	19,579	18,323
Measurement period adjustments to acquired goodwill	—	(28)
Ending period balance	$81,794	$62,215
Broadcasting Licenses Impairment Test
During the second and third quarters of 2020, the Company conducted interim impairment assessments on its broadcasting licenses. The interim impairment assessments indicated that the fair value of the Company's broadcasting licenses was less than their respective carrying amounts for certain of its markets. Accordingly, the Company recorded an impairment loss of $4.1 million ($3.0 million, net of tax) and $11.8 million ($8.7 million, net of tax) during the second and third quarters of 2020, respectively.
During the fourth quarter of 2020, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was less than their respective carrying amounts for certain of its markets. Accordingly, the Company recorded an impairment loss of $246.0 million ($180.4 million, net of tax).
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2020 that indicated an interim review of broadcasting licenses was required.
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
The acquired goodwill attributable to the Company's podcast reporting unit, primarily consisting of the acquired goodwill in the 2019 acquisition of Cadence13, Inc. ("Cadence13") (the "Cadence13 Acquisition") and the 2019 acquisition of Pineapple Street Media ("Pineapple") (the "Pineapple Acquisition"), was subject to a qualitative annual impairment test conducted in the fourth quarter of 2020. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the goodwill attributable to Cadence13 and Pineapple exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
In March 2021, the Company completed the Podcorn Acquisition. For the goodwill acquired in the Podcorn Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the Company's impairment testing process. The valuation of the acquired goodwill approximated fair value.
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2020 that indicated an interim review of goodwill was required.
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2021	December 31, 2020
	(amounts in thousands)
Accrued compensation	$34,168	$25,264
Accounts receivable credits	2,393	1,683
Advertiser obligations	5,820	4,844
Accrued interest payable	12,402	9,804
Unearned revenue	12,608	15,651
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	6,521	6,944
Non-income tax liabilities	1,633	1,332
Income taxes payable	515	—
Other	3,352	3,841
Total other current liabilities	$84,046	$73,997

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	March 31, 2021	December 31, 2020
	(amounts in thousands)
Credit Facility
Revolver	$74,727	$114,727
Term B-2 Loan, due November 17, 2024	677,006	754,006
Plus unamortized premium	1,610	1,681
	753,343	870,414
2027 Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	4,148	4,318
	429,148	429,318

2029 Notes
6.750% notes due March 31, 2029	540,000	—
	540,000	—

Senior Notes
7.25% senior unsecured notes, due November 1, 2024	—	400,000
Plus unamortized premium	—	9,306
	—	409,306

Other debt	793	808
Total debt before deferred financing costs	1,723,284	1,709,846
Current amount of long-term debt	—	(5,488)
Deferred financing costs (excludes the revolving credit)	(17,622)	(14,409)
Total long-term debt, net of current debt	$1,705,662	$1,689,949
Outstanding standby letters of credit	$6,069	$6,229
(A) Senior Debt
The 2027 Notes
During 2019, the Company and its finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.), issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
A portion of the 2027 Notes was issued at premium. The premium on the 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the 2027 Notes.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $250.0 million Revolver and a term B-2 loan (the "Term B-2 Loan").

The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2021. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2021, the Company’s Consolidated Net First Lien Leverage Ratio was 2.3 times.
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
As of March 31, 2021, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
2021 Debt Refinancing - The 2029 Notes
During the first quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.), issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
The Company used net proceeds of the offering, along with cash on hand, to: (i) repay $77.0 million of existing indebtedness under the Term B-2 Loan; (ii) repay $40.0 million of drawings under the Revolver; and (iii) fully redeem all of its $400.0 million aggregate principal amount of 7.250% senior notes due 2024 (the "Senior Notes") and to pay fees and expenses in connection with the redemption.
In connection with this activity, during the first quarter of 2021, the Company: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes which will be amortized over the term of the 2029 Notes under the effective interest method; and (ii) $0.4 million of debt issuance costs attributable to the Revolver which will be amortized over the remaining term of the Revolver on a straight line basis. The Company also incurred $0.5 million of costs which were classified within refinancing expenses.
The 2029 Notes are fully and unconditionally guaranteed on a senior secured second priority basis by each of the direct and indirect subsidiaries of Audacy Capital Corp. (formerly, Entercom Media Corp.) A default under the Company's 2029 Notes could cause a default under the Company's Credit Facility or the 2027 Notes. Any event of default, therefore, could have a material adverse effect on the Company's business and financial condition.
The 2029 Notes are not a registered security and there are no plans to register the 2029 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
(B) Senior Unsecured Debt
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and were set to mature on November 1, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Audacy Capital Corp.) on October 17, 2016. The deferred financing costs and debt premium on the Senior Notes were amortized over the term under the effective interest rate method. As of any reporting period, the amount of any unamortized debt finance costs and debt premium costs were reflected on the balance sheet as a subtraction and an addition to the $400.0 million liability, respectively.

Interest on the Senior Notes accrued at the rate of 7.250% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year.
In connection with the redemption of the Senior Notes during the first quarter of 2021, the Company wrote off the following amounts to gain/loss on extinguishment of debt: (i) $14.5 million in prepayment premiums for the early retirement of the Senior Notes; (ii) $8.7 million of unamortized premium attributable to the Senior Notes; (iii) $1.0 million of unamortized debt issuance costs attributable to the Senior Notes; and (iv) $1.3 million of unamortized debt issuance costs attributable to the Term B-2 Loan.
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp. (formerly, Entercom Media Corp.), a wholly-owned subsidiary of the Company, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp. (formerly, Entercom Media Corp.) a wholly owned subsidiary of the Company, entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Under the Existing Credit Agreement, during the Covenant Relief Period the Company is subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the “Covenant Relief Period Investment Limitation”). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility.
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Interest expense	$20,967	$23,554
Amortization of deferred financing costs	1,041	946
Amortization of original issue discount (premium) of senior notes	(848)	(849)
Interest income and other investment income	—	(30)
Total net interest expense	$21,160	$23,621
9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of March 31, 2021, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2021	$340.0
Collar	$460.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2022	$220.0
						Jun. 28, 2023	$90.0
Total	$460.0
For the three months ended March 31, 2021, the Company recorded the net change in the fair value of this derivative as a gain of $0.8 million (net of taxes benefit of $0.2 million as of March 31, 2021) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of March 31, 2021, the fair value of these derivatives was a liability of $1.7 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company expects to reclassify approximately $1.0 million of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of March 31, 2021 and December 31, 2020:

	Accumulated Derivative Gain (Loss)
Description	March 31, 2021	December 31, 2020
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(1,236)	$(1,789)

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended March 31, 2021:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended March 31,
2021	2020	2021	2020
(amounts in thousands)
$553	$(2,354)	$307	$—

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of March 31, 2021, the notional investments underlying the TRS amounted to $24.7 million. The contract term of the TRS is through March 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the three months ended March 31, 2021, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $1.2 million benefit. Of this amount, a $0.4 million benefit was recorded in corporate, general and administrative expenses and a $0.8 million benefit was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(21,648)	$(9,138)
Denominator
Basic weighted average shares outstanding	135,379	134,890
Net income (loss) per share - Basic	$(0.16)	$(0.07)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(21,648)	$(9,138)
Denominator
Basic weighted average shares outstanding	135,379	134,890
Effect of RSUs and options under the treasury stock method	—	—
Diluted weighted average shares outstanding	135,379	134,890
Net income (loss) per share - Diluted	$(0.16)	$(0.07)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended March 31,
Impact Of Equity Issuances	2021	2020
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	588	609
Price range of options: from	$4.88	$3.54
Price range of options: to	$13.98	$13.98
RSUs with service conditions	84	2,698
RSUs excluded with service and market conditions as market conditions not met	—	199
Excluded shares as anti-dilutive when reporting a net loss	2,378	290

11.    SHARE-BASED COMPENSATION
Under the Company's two equity compensation plans (the “Plans”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2021
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2020	5,539
RSUs awarded	March 31, 2021	334
RSUs released	March 31, 2021	(1,050)
RSUs forfeited	March 31, 2021	(43)
RSUs outstanding as of:	March 31, 2021	4,780	$—	1.3	$22,681
RSUs vested and expected to vest as of:	March 31, 2021	4,780	$—	1.3	$22,681
RSUs exercisable (vested and deferred) as of:	March 31, 2021	40	$—	0.0	$204
Weighted average remaining recognition period in years		1.8
Unamortized compensation expense		$13,859
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2021	2020
	(amounts in thousands)
Intrinsic value of options exercised	$241	$—
Tax benefit from options exercised	$64	$—
Cash received from exercise price of options exercised	$15	$—

The following table presents the option activity during the current period under the Plans:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31 2021
	(amounts in thousands)
Options outstanding as of:	December 31, 2020	809	$8.63
Options exercised	March 31, 2021	(47)	0.33
Options outstanding as of:	March 31, 2021	762	$9.15	3.4	$741
Options vested and expected to vest as of:	March 31, 2021	762	$9.15	3.4	$741
Options vested and exercisable as of:	March 31, 2021	567	$11.73	3.1	$45
Weighted average remaining recognition period in years		1.1
Unamortized compensation expense		$173
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable March 31, 2021	Weighted Average Exercise Price
From	To
$0.40	7.01	219,212	4.3	1.96	24,856	$4.47
$9.66	13.98	542,582	3.0	12.06	542,582	$12.06
$0.40	13.98	761,794	3.4	9.15	567,438	$11.73
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Station operating expenses	$1,073	$502
Corporate general and administrative expenses	1,667	1,278
Stock-based compensation expense included in operating expenses	2,740	1,780
Income tax benefit (1)	664	368
After-tax stock-based compensation expense	$2,076	$1,412
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12.    INCOME TAXES
Tax Rate for the Three Months Ended March 31, 2021
The Company recognized an income tax benefit at an effective income tax rate of 42.3% for the three months ended March 31, 2021, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate for the quarter was impacted by discrete income tax expense items related to: (i) the benefit related to the carry back of the Company's 2020 federal net operating loss ("NOL") under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"); and (ii) the shortfall associated with share-based awards.
The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.
The Company estimates that its 2021 annual tax rate before discrete items, will be between 28% and 30%. The Company anticipates that it will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes.
On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company continues to evaluate the impact the CARES Act will have on the Company’s tax obligations.
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

	Fair Value Measurements At Reporting Date
Description	Balance at March 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$30,846	$24,524	$—	$—	$6,322
Interest Rate Cash Flow Hedge (3)	$1,684	$—	$1,684	$—	$—
Contingent Consideration (4)	$7,786	$—	$—	$7,786	$—
Description	Balance at December 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,474	$27,040	$—	$—	$6,434
Interest Rate Cash Flow Hedge (3)	$2,439	$—	$2,439	$—	$—
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
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. The discount rate used was 10.5%. The contingent consideration measured at fair value using unobservable inputs as of March 31, 2021 is $7.8 million which is included in other long-term liabilities.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the second, third, and fourth quarters of 2020, the Company conducted interim and annual impairment assessments on its broadcasting licenses. As a result of these impairment assessments, the Company determined the fair values of the broadcasting licenses were less than their respective carrying values. Accordingly, the Company recorded impairment charges in the second, third, and fourth quarters of 2020. Refer to Note 6, Intangible Assets and Goodwill, for additional information.

During the fourth quarter of 2020, the Company conducted a qualitative impairment assessment on its goodwill attributable to the podcast reporting unit. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the goodwill attributable to the podcast reporting unit exceeded their respective carrying amounts. Refer to Note 6, Intangible Assets and Goodwill, for additional information.
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. The Company recorded an immaterial impairment charge related to ROU asset impairment during the three months ended March 31, 2020.
During the three months ended March 31, 2021, there were no events or changes in circumstances which indicated the Company’s broadcasting licenses, goodwill, investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amount of the following assets and liabilities approximates fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$677,006	$665,158	$754,006	$740,811
Revolver (2)	$74,727	$74,727	$114,727	$114,727
Senior Notes (3)	$—	$—	$400,000	$398,000
2029 Notes (3)	$540,000	$562,275	$—	$—
2027 Notes (3)	$425,000	$440,938	$425,000	$429,250
Other debt (4)	$793		$808
Letters of credit (4)	$6,069		$6,229
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
(3)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes, 2029 Notes and 2027 Notes to compute the fair value as these Senior Notes, 2029 Notes and 2027 Notes are traded in the debt securities market. The Senior Notes, 2029 Notes and 2027 Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)The Company does not believe it is practicable to estimate the fair value of the other debt or the outstanding standby letters of credit.

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
As of December 31, 2020, the Company was party to an exchange agreement with Urban One, Inc. ("Urban One") pursuant to which the Company will exchange its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2020. In aggregate, these assets had a carrying value of $21.4 million. The Company and Urban One began programming the respective stations under LMAs on November 23, 2020. During the period of the LMAs, the Company excluded net revenues and station operating expenses associated with the four station cluster in Charlotte, North Carolina in the Company's consolidated financial statements and included net revenues and station operating expenses associated with the stations in St. Louis, Missouri, Washington, D.C., and Philadelphia, Pennsylvania. The Urban One Exchange closed in the second quarter of 2021. Refer to Note 17, Subsequent Events, for additional information.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	March 31, 2021	December 31, 2020
	(amounts in thousands)
Net property and equipment	4,686	4,686
Radio broadcasting licenses	16,744	16,744
Operating lease right-of-use assets	1,292	1,292
Operating lease liabilities	(1,315)	(1,315)
Net assets held for sale	$21,407	$21,407
15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	March 31, 2021	December 31, 2020
		(amounts in thousands)
Short-term	Other current liabilities	$240	$437
Long-term	Other long-term liabilities	283	477
Total		$523	$914
Employee Stock Purchase Plan
Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP.
The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Number of shares purchased	—	166
Non-cash compensation expense recognized	$—	$43
Share Repurchase Program
During the three months ended March 31, 2021, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of March 31, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
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
Once the Rights become exercisable, each Right entitled the holder of each Class A Right to purchase one one-thousandth of a share of the Company's Series A Junior Participating Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred"), and, with respect to each Class B Right, one one-thousandth of a share of the Company's Series B Junior Participating Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred"), at a price of $6.06 per one one-thousandth of a share of Series A Preferred or Series B Preferred, as applicable (in each case, the "Purchase Price"). At the election of the Board of Directors, shares of Series A Preferred and Series B Preferred are convertible into shares of Class A Common Stock and Class B Common Stock, respectively.
The Rights expired on April 20, 2021.
16.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 1, 2021, except as described below.
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) is currently engaged in arbitration proceedings with the American Society of Composers, Authors and Publishers ("ASCAP") regarding interpretation of the Most Favored Nations provision in the current ASCAP-2017 license as the result of the RMLC’s recent settlement with Broadcast Music, Inc. ("BMI") (as further described below), and the RMLC has filed a counterclaim against ASCAP alleging ASCAP fraudulently misrepresented its share of musical works at the time the ASCAP-2017 license was negotiated; (ii) entered into an industry-wide settlement with BMI resulting in a new license made available to RMLC members, which license is effective retroactively to January 1, 2017 and will expire on December 31, 2021; and (iii) entered into an industry-wide settlement with SESAC, Inc. ("SESAC") resulting in a new license made available to RMLC members, which license is effective retroactively to January 1, 2019 and will expire December 31, 2022. Effective as of January 1, 2021, the Company entered into a direct license agreement with Global Music Rights, LLC.

The United States Copyright Royalty Board ("CRB") hearings to determine the royalty rates for the public digital performance of sound recordings on the Internet under federal statutory license for the 2021-2026 royalty period (the "Web V Proceedings"), originally scheduled for March 2020, were rescheduled due to the COVID-19 pandemic and held virtually in August 2020. As of the date of this filing, the CRB has not yet released its determination of rates resulting from the Web V Proceedings.
17.    SUBSEQUENT EVENTS
Events occurring after March 31, 2021, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Urban One Exchange
Upon completion of the Urban One Exchange on April 20, 2021, the Company: (i) removed from its records the assets of the divested stations, which were previously classified as assets held for sale at March 31, 2021; and (ii) recorded the assets of the acquired stations at fair value.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2021 as compared to the comparable period in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020:
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led to emergency measures to combat its spread, including government-issued stay-at-home orders, implementation of travel bans, restrictions and limitations on social gatherings, closures of factories, schools, public buildings and businesses and the implementation of alternative work arrangements. While certain of these measure have been relaxed or reversed to varying degrees throughout the world, many have been subsequently reinstated, adding an additional layer of uncertainty. These emergency measures have had and are expected to continue to have an adverse effect on our business and operations. While the full impact of this pandemic is not yet known, we have taken proactive actions in an effort to mitigate its effects and are continually assessing its effects on our business, including how it has and will continue to impact advertisers, professional sports and live events.
We experienced strong revenue growth in January and February 2020. In March 2020, we began to experience adverse effects due to the pandemic. During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May through December of 2020.
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, we did continue to experience sequential growth in revenues from January through March of 2021. Additionally, net revenues in March 2021 exceeded net revenues in March 2020.
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
•adversely affect our event revenues due to the cancellation of many of our events scheduled for 2021, mitigated by the ability to eliminate the associated event costs;
•increase bad debt expense due to an inability of some of our clients to meet their payment terms; and
•cause elevated employee medical claims costs

The following proactive actions were taken by management in an effort to partially offset the above:
•temporary salary reductions in 2020 implemented across senior management and the broader organization;
•temporary freezing of contractual salary increases in 2020;
•furlough and termination of select employees;
•suspension of new employee hiring, travel and entertainment, 401(k) matching program, employee stock purchase program, and quarterly dividend program; and
•reduction of sales and promotions spend as well as consulting and other discretionary expenses.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the three months ended March 31, 2021, may not be indicative of the results for the year ending December 31, 2021.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the three months ended March 31, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. Our condensed consolidated financial statements for the three months ended March 31, 2020, do not reflect the results of Podcorn.
QL Gaming Group Acquisition
In November 2020, we completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of this transaction, our condensed consolidated financial statements for the three months ended March 31, 2021 reflect the results of QLGG. Our condensed consolidated financial statements for the three months ended March 31, 2020 do not reflect the results of QLGG.
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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.6 million during the three months ended March 31, 2020. Amounts were expensed as incurred and are included in integration costs.
In connection with the Merger and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $0.2 million and $4.2 million during the three months ended March 31, 2021 and March 31, 2020, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Note Issuance
During the first quarter of 2021, we issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
We used net proceeds of the offering, along with cash on hand, to: (i) repay $77.0 million of existing indebtedness under our term b-2 loan (the "Term B-2 Loan"); (ii) repay $40.0 million of drawings under our revolving credit facility (the "Revolver"); and (iii) fully redeem all of our $400.0 million aggregate principal amount of 7.250% senior notes due 2024 (the "Senior Notes") and to pay fees and expenses in connection with the redemption.

In connection with this activity, during the first quarter of 2021, we: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes which will be amortized over the term of the 2029 Notes under the effective interest method; and (ii) $0.4 million of debt issuance costs attributable to the Revolver which will be amortized over the remaining term of the Revolver on a straight line basis. We also incurred $0.5 million of costs which were classified within refinancing expenses.
In connection with the redemption of the Senior Notes during the first quarter of 2021, we wrote off the following amounts to gain/loss on extinguishment of debt: (i) $14.5 million in prepayment premiums for the early retirement of the Senior Notes; (ii) $8.7 million of unamortized premium attributable to the Senior Notes; (iii) $1.0 million of unamortized debt issuance costs attributable to the Senior Notes; and (iv) $1.3 million of unamortized debt issuance costs attributable to the Term B-2 Loan.

Three Months Ended March 31, 2021 As Compared To The Three Months Ended March 31, 2020

	THREE MONTHS ENDED MARCH 31,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$240.8	$297.0	(19)%

OPERATING EXPENSE:
Station operating expenses	212.5	250.1	(15)%
Depreciation and amortization expense	11.6	12.5	(7)%
Corporate general and administrative expenses	23.6	17.2	37%
Integration costs	—	0.6	(100)%
Restructuring charges	0.2	4.2	(95)%
Impairment loss	0.6	1.0	(40)%
Refinancing expenses	0.5	—	100%
Total operating expense	249.0	285.6	(13)%
OPERATING INCOME (LOSS)	(8.2)	11.4	(172)%

INTEREST EXPENSE	21.2	23.6	(10)%
Net (gain) loss on extinguishment of debt	8.2	—	100%

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(37.6)	(12.2)	208%

INCOME TAXES (BENEFIT)	(15.9)	(3.1)	413%
NET INCOME (LOSS)	$(21.7)	$(9.1)	138%

Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in connection with the economic slowdown triggered by the COVID-19 pandemic. Additionally, the cancellation of events scheduled for the first quarter of 2021 contributed to a decline in our event revenues.
Partially offsetting these decreases, net revenues were positively impacted by: (i) growth in our digital revenues; (ii) the operations of QLGG for the full period; and (iii) the operations of Podcorn for a portion of the period.
Net revenues increased the most for our stations located in the Detroit and St. Louis markets. Net revenues decreased the most for our stations located in the Los Angeles and Miami markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to: (i) our proactive response to reduce expenses, and offset reductions in revenue due to COVID-19, including: (a) temporary freezing of contractual salary increases, (b) furlough and termination of select employees, and (c) suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase plan; (ii) reductions in revenues which resulted in a corresponding reduction in variable sales-related expenses; and (iii) reductions in operating costs from operating our stations more efficiently due to synergies recognized.
Station operating expenses include non-cash compensation expense of $1.1 million and $0.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased primarily due to a decrease in capital expenditures in 2020. The decrease in capital expenditures in 2020 was planned in order to mitigate the adverse financial impact of the COVID-19 pandemic. This reduction was part of a comprehensive set of measures to significantly reduce expenses and cash expenditures.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of: (i) an increase in payroll and related expenses in the current year; and (ii) an increase in corporate rebranding costs in connection with our corporate name change. In 2020, we implemented certain measures to reduce expenses, and offset reduction in revenue due to COVID-19, including: (i) temporary salary reductions; and (ii) temporary freezing of contractual salary increases. Upon the reversal of these measures, we incurred increased costs in the current year.
Corporate general and administrative expenses include non-cash compensation expense of $1.7 million and $1.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Integration Costs
Integration costs were incurred during the three months ended March 31, 2020 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended March 31, 2021 includes a $0.3 million write down of property and equipment and $0.3 million related to an early termination of certain leases. The impairment loss incurred during the three months ended is primarily attributable to a $1.0 million write down in right-of-use assets.

Refinancing Expenses
As discussed above, we incurred $0.5 million of costs in connection with the issuance of the 2029 Notes.
Interest Expense
During the three months ended March 31, 2021, we incurred $2.5 million less in interest expense as compared to the three months ended March 31, 2020.
As discussed above, we issued the $540.0 million 2029 Notes in March 2021 and used net proceeds and cash on hand to partially repay $517.0 million of existing indebtedness under our Term B-2 Loan, Revolver, and Senior Notes.
This reduction in interest expense was primarily attributable to: (i) a reduction in outstanding variable-rate indebtedness upon which interest is computed; and (ii) the replacement of a portion of our fixed-rate debt with fixed-rate debt at a lower interest rate. These reductions were partially offset by an overall increase in the outstanding indebtedness upon which interest is computed.
Net (Gain) Loss on Extinguishment of Debt
As discussed above, in connection with the redemption of the Senior Notes during the first quarter of 2021, we wrote off: (i) $14.5 million in prepayment premiums for the early retirement of the Senior Notes; (ii) $1.0 million of unamortized debt issuance costs attributable to the Senior Notes; and (iii) $1.3 million of unamortized debt issuance costs attributable to the Term B-2 Loan. These losses on the extinguishment of debt were partially offset by the write off of $8.7 million of unamortized premium attributable to the Senior Notes.
Income Taxes (Benefit)
Tax Rate for the Three Months Ended March 31, 2021
We recognized an income tax benefit at an effective income tax rate of 42.3% for the three months ended March 31, 2021, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate was impacted by discrete income tax expense items related to: (i) the benefit related to the carry back of our 2020 federal net operating loss ("NOL") under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"); and (ii) the shortfall associated with share-based awards.
The effective income tax rate is typically higher in the first quarter of the year primarily due to: (i) the seasonality of the business which results in a lower reported figure for income before income taxes; and (ii) the disproportionate impact that discrete items may have on such lower reported income before income taxes figures.
On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of NOLs, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We are continuing to assess the impact that the CARES Act may have on our tax obligations.
On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the "Appropriations Act"), an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We do not currently expect the Appropriations Act to have a material tax impact.
Tax Rate for the Three Months Ended March 31, 2020
The estimated annual effective income tax rate was 25.5%, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate for the quarter was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.

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
The Credit Facility as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan with $677.0 million outstanding at March 31, 2021. During the three months ended March 31, 2021, and in connection with the issuance of the 2029 Notes we: (i) repaid $40.0 million outstanding under our Revolver; and (ii) repaid $77.0 million outstanding under the Term B-2 Loan.
As of March 31, 2021, we had $677.0 million outstanding under the Term B-2 Loan and $74.7 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit.
As of March 31, 2021, total liquidity was $220.8 million, which was comprised of $169.3 million available under the Revolver and $51.5 million in cash and cash equivalents. For the three months ended March 31, 2021, we increased our outstanding debt by $10.2 million due to the previously discussed debt refinancing activities.
As of March 31, 2021, our Consolidated Net First Lien Leverage Ratio was 2.3 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
Amendment and Repricing – CBS Radio (Now Audacy Capital Corp.) Indebtedness
In connection with the Merger, we assumed CBS Radio’s (now Audacy Capital Corp.’s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio (now Audacy Capital Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the Senior Notes (described below).
The 2027 Notes
During 2019, we and our finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.), issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "2027 Notes"). Interest on the 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.
A portion of the 2027 Notes was issued at a premium. The premium on the 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Notes is reflected on the balance sheet as an addition to the 2027 Notes.
We used net proceeds of the offering, along with cash on hand and amounts borrowed under our Revolver, to repay $521.7 million of existing indebtedness under our term loan component previously outstanding (the "Term B-1 Loan"). Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan.
The 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp. (formerly, Entercom Media Corp.). The 2027 Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Audacy Capital Corp. (formerly, Entercom Media Corp.) and the guarantors.

A default under the 2027 Notes could cause a default under the Credit Facility and/or the 2029 Notes. Any event of default, therefore, could have a material adverse effect on our business and financial condition.
The 2027 Notes are not a registered security and there are no plans to register the 2027 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
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
As of March 31, 2021, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp. (formerly, Entercom Media Corp.), our wholly-owned subsidiary, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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

The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp. (formerly, Entercom Media Corp.) our wholly owned subsidiary, entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Under the Existing Credit Agreement, during the Covenant Relief Period the Company is subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the “Covenant Relief Period Investment Limitation”). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility.
2021 Debt Refinancing - The 2029 Notes
During the first quarter of 2021, we and our finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.), issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
We used net proceeds of the offering, along with cash on hand, to: (i) repay $77.0 million of existing indebtedness under the Term B-2 Loan; (ii) repay $40.0 million of drawings under the Revolver; and (iii) fully redeem all of our $400.0 million aggregate principal amount of 7.250% senior notes due 2024 (the "Senior Notes") and to pay fees and expenses in connection with the redemption.
In connection with this activity, during the first quarter of 2021, the Company: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes which will be amortized over the term of the 2029 Notes under the effective interest method; and (ii) $0.4 million of debt issuance costs attributable to the Revolver which will be amortized over the remaining term of the Revolver on a straight line basis. We also incurred $0.5 million of costs which were classified within refinancing expenses.
The 2029 Notes are fully and unconditionally guaranteed on a senior secured second priority basis by each of the direct and indirect subsidiaries of Audacy Capital Corp. (formerly, Entercom Media Corp.).
A default under the 2029 Notes could cause a default under our Credit Facility or the 2027 Notes. Any event of default, therefore, could have a material adverse effect on our business and financial condition.
The 2029 Notes are not a registered security and there are no plans to register the 2029 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that were set to mature on November 1, 2024 in the amount of $400.0 million (the “Senior Notes”). The Senior Notes, which were originally issued by CBS Radio (now Audacy Capital Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes was amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes was reflected on the balance sheet as an addition to the $400.0 million liability.
As discussed above, during the three months ended March 31, 2021, we issued a call notice to redeem our Senior Notes with an effective date of April 10, 2021. We incurred interest on the Senior Notes until the redemption date. In connection with the redemption, we deposited the following funds to satisfy our obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (i) $400.0 million to redeem the Senior Notes in full; (ii) $14.5 million for a call premium for the early retirement of the Senior Notes; and (iii) $12.8 million for accrued and unpaid interest through April 10, 2021. As a result of the refinancing, we recorded an $8.2 million loss on extinguishment of debt that included the call premium, the write off of unamortized debt issuance costs, and the write off of unamortized premium on the Senior Notes.

Operating Activities
Net cash flows provided by operating activities were $43.9 million and $68.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
The cash flows from operating activities decreased primarily due to: (i) a decrease in net income, as adjusted for certain non-cash charges and income tax benefits of $19.3 million; and (ii) an increase in net investment in working capital of $15.9 million.
This decrease was partially offset by an increase in the adjustments to reconcile net income to net cash provided by operating activities of $10.3 million.
The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily due to: (i) an increase in the adjustment for net loss on extinguishment of debt of $8.2 million; and (ii) an increase in gains in the deferred compensation plan of $6.2 million.
These increases in adjustments to reconcile net income to net cash provided by operating activities were partially offset by reductions in: (i) provision for bad debts of $4.0 million; and (ii) depreciation and amortization expense of $0.9 million.
Investing Activities
Net cash flows used in investing activities were $22.6 million and $9.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively
During 2021, net cash flows used in investing activities increased primarily due to an increase in purchases of businesses and audio assets of $15.3 million.
Financing Activities
Net cash flows used in financing activities were $0.7 million for the three months ended March 31, 2021. Net cash flows provided by financing activities were $110.5 million for the three months ended March 31, 2020.
During 2021, net cash flows provided by financing activities decreased primarily due to: (i) an increase in cash outflows related to the redemption of the Senior Notes of $400.0 million; (ii) a reduction in borrowing under the Revolver of $134.7 million; (iii) an increase in payments of long-term debt of $65.1 million; (iv) an increase in payments of revolving senior debt of $32.0 million; (v) an increase in payments of call premiums and other fees of $14.5 million; and (vi) an increase in payments for debt issuance costs of $6.9 million. These increases in cash outflows were partially offset by an increase in the proceeds from issuance of long-term debt of $540.0 million.
Dividends
Following the payment of the quarterly dividend payment for the first quarter of 2020, we suspended our quarterly dividend program. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes and the 2029 Notes.
Share Repurchase Program
During the three months ended March 31, 2021, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of March 31, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
During the three months ended March 31, 2021, we did not pay any federal or state income taxes. During the three months ended March 31, 2021, we received a refund of $0.5 million in state income taxes. We do not anticipate making any federal income tax payments in 2021 primarily as a result of the availability of NOLs to offset federal tax due.

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
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2021 were $7.3 million. We anticipate that total capital expenditures in 2021 will be between $70 million and $75 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of March 31, 2021, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, other than as described below.
As discussed above in the liquidity section, during the three months ended March 31, 2021, we issued the $540.0 million 2029 Notes and used net proceeds to: (i) fully redeem the $400.0 million Senior Notes due to mature in 2024; (ii) repay $77.0 million under the Term B-2 Loan; and (iii) repay $40.0 million under the Revolver. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $10.2 million during the three months ended March 31, 2021 and the maturity of our debt was pushed out to later periods.
As discussed above, during the three months ended March 31, 2021, we acquired Podcorn. This acquisition included cash due at closing as well as contingent consideration of $7.7 million, which is included in other long-term liabilities.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2021. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2020.
Goodwill Valuation Risk
We no longer have any goodwill attributable to the broadcast reporting unit. Cadence13, Pineapple and Podcorn represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence13, Pineapple and Podcorn were aggregated into a single podcasting reporting unit. QLGG represents a separate division one level beneath the single operating segment and its own reporting unit.
Future impairment charges may be required on our goodwill attributable to our podcast reporting unit and the QLGG reporting unit, as the discounted cash flow model is subject to change based upon our performance, peer company performance, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted.
A deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations could all be potential indicators of an impairment to the remaining goodwill attributable to the podcasting reporting unit and the QLGG reporting unit, which could be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
As of March 31, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting License Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2020 in which 38 markets were written down to fair value, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting have a carrying value of $2,160.6 million at March 31, 2021.
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
As of March 31, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of March 31, 2021, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $5.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2021.
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
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of March 31, 2021 was $1.7 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2021, we did not have any investments in money market instruments.
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

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021. Refer to Note 16, Contingencies And Commitments, for additional information.
ITEM 1A    Risk Factors
There have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021.
ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended March 31, 2021:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2021 - January 31, 2021	1,005	$4.40	—	$41,578,230
February 1, 2021 - February 28, 2021	248,876	$5.89	—	$41,578,230
March 1, 2021 - March 31, 2021	97,726	$4.51	—	$41,578,230
Total	347,607		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 1,005 shares at an average price of $4.40 in January 2021; (ii) 248,876 shares at an average price of $5.89 in February 2021; and (iii) 97,726 shares at an average price of $4.51 in March 2021. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2021.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description
3.1 #
Amended and Restated Articles of Incorporation of Audacy, Inc. (formerly, Entercom Communications Corp.). (Incorporated by reference to Exhibit 3.01 to the Company's Amendment to Registration Statement on Form S-1, as filed on January 27, 1999 (File No. 333-61381)).

3.2 #
Articles of Amendment to the Articles of Incorporation of Audacy, Inc. (formerly, Entercom Communications Corp.) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on December 21, 2007)

3.3 #
Articles of Amendment to the Articles of Incorporation of Audacy, Inc. (formerly, Entercom Communications Corp.) (Incorporated by reference to Exhibit 3.02 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on August 5, 2009)

3.4 #
Articles of Amendment to the Articles of Incorporation of Audacy, Inc. (formerly, Entercom Communications Corp.) dated November 17, 2017. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2017)

3.5 #
Articles of Amendment to the Articles of Incorporation of Audacy, Inc. (formerly, Entercom Communications Corp.) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 30, 2021)

3.6 #
Statement with Respect to Shares, filed with the Pennsylvania Department of State on July 16, 2015. (Incorporated by reference to an Exhibit 3.1 to our Current Report on Form 8-K filed on July 17, 2015)

3.7 #
Statement with Respect to Shares for Series A Junior Participating Convertible Preferred Stock of Audacy, Inc. (formerly, Entercom Communications Corp.), filed with the Department of State of the Commonwealth of Pennsylvania on April 21, 2020. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 21, 2020).

3.8 #
Statement with Respect to Shares for Series B Junior Participating Convertible Preferred Stock of Audacy, Inc. (formerly, Entercom Communications Corp.), filed with the Department of State of the Commonwealth of Pennsylvania on April 21, 2020. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 21, 2020).

3.9 #	Amended and Restated Bylaws of Audacy, Inc. (formerly, Entercom Communications Corp.) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 24, 2019)
3.10 #
Amendment No. 1 to Amended and Restated Bylaws of Audacy, Inc. (formerly, Entercom Communications Corp.) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 7, 2020).

4.1 #
Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Audacy Capital Corp. (formerly, Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2019)

4.2 #	Form of 6.500% Senior Secured Second-Lien Notes due 2027 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2019
4.3 #
First Supplemental Indenture, dated as of December 13, 2019, by and among Audacy Capital Corp. (formerly, Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 16, 2019).

4.4 #
Indenture, dated as of March 25, 2021, by and among Audacy Capital Corp. (formerly, Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021

4.5 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021
10.1 #
Amendment No. 6, dated March 5, 2021, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly, Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2021.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: May 10, 2021	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 10, 2021	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)