Form 10-Q
period 2021-06-30
AUDACY, INC.
filed 2021-08-06
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Class A common stock, $0.01 par value – 137,389,176 Shares Outstanding as of July 31, 2021
(Class A Shares Outstanding include 4,885,278 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of July 31, 2021.
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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS:
Cash	$44,675	$30,964
Accounts receivable, net of allowance of $19,787 in 2021 and $18,911 in 2020	244,863	276,102
Prepaid expenses, deposits and other	73,303	47,504
Total current assets	362,841	354,570
Investments	3,005	3,305
Net property and equipment	340,080	340,318
Operating lease right-of-use assets	228,252	236,903
Radio broadcasting licenses	2,252,249	2,229,016
Goodwill	81,826	62,215
Assets held for sale	528	21,407
Other assets, net of accumulated amortization	42,976	41,023

TOTAL ASSETS	$3,311,757	$3,288,757

LIABILITIES:
Accounts payable	$11,039	$13,776
Accrued expenses	71,219	59,828
Other current liabilities	84,872	73,997
Operating lease liabilities	39,506	40,439
Long-term debt, current portion	—	5,488
Total current liabilities	206,636	193,528
Long-term debt, net of current portion	1,726,096	1,689,949
Operating lease liabilities, net of current portion	219,252	229,400
Net deferred tax liabilities	471,025	473,398
Other long-term liabilities	60,420	57,744
Total long-term liabilities	2,476,793	2,450,491
Total liabilities	2,683,429	2,644,019

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,413	1,409
Additional paid-in capital	1,664,617	1,662,155
Accumulated deficit	(1,036,672)	(1,017,037)
Accumulated other comprehensive income (loss)	(1,030)	(1,789)
Total shareholders' equity	628,328	644,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,311,757	$3,288,757
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2021	2020	2021	2020
NET REVENUES	$304,464	$175,868	$545,229	$472,898

OPERATING EXPENSE:
Station operating expenses	245,456	189,473	457,952	439,524
Depreciation and amortization expense	14,621	12,620	26,213	25,118
Corporate general and administrative expenses	23,714	10,276	47,294	27,513
Integration costs	—	(132)	—	490
Restructuring charges	1,734	4,895	1,919	9,104
Impairment loss	701	4,157	1,345	5,207
Refinancing expenses	—	—	473	—
Other expenses	293	61	321	61
Total operating expense	286,519	221,350	535,517	507,017
OPERATING INCOME (LOSS)	17,945	(45,482)	9,712	(34,119)
NET INTEREST EXPENSE	22,553	21,642	43,713	45,263
Net (gain) loss on extinguishment of debt	—	—	8,168	—
Net (gain) loss on sale or disposal of assets	(3,725)	(228)	(3,727)	(228)
Other (income) expense	(434)	—	(446)	—
OTHER (INCOME) EXPENSE	(4,159)	(228)	3,995	(228)

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(449)	(66,896)	(37,996)	(79,154)
INCOME TAX (BENEFIT) EXPENSE	(1,875)	(13,085)	(17,775)	(16,205)
NET INCOME (LOSS)	1,426	(53,811)	(20,221)	(62,949)
NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.40)	$(0.15)	$(0.47)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.40)	$(0.15)	$(0.47)
WEIGHTED AVERAGE SHARES:
Basic	135,808,435	134,804,963	135,784,286	134,785,749
Diluted	137,786,768	134,804,963	135,784,286	134,785,749
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$1,426	$(53,811)	$(20,221)	$(62,949)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	206	(260)	759	(2,614)
COMPREHENSIVE INCOME (LOSS)	$1,632	$(54,071)	$(19,462)	$(65,563)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	$(1,789)	$644,738
Net income (loss)	—	—	—	—	—	(21,648)	—	(21,648)
Compensation expense related to granting of stock awards	291,347	3	—	—	2,575	—	—	2,578
Exercise of stock options	47,535	—	—	—	15	—	—	15
Purchase of vested employee restricted stock units	(347,607)	(3)	—	—	(1,908)	—	—	(1,911)
Payment of dividends on common stock	—	—	—	—	(386)	—	—	(386)
Dividend equivalents, net of forfeitures	—	—	—	—	—	386	—	386
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, March 31, 2021	136,904,650	$1,369	4,045,199	$40	$1,662,451	$(1,038,299)	$(1,236)	$624,325
Net income (loss)	—	—	—	—	—	1,426	—	1,426
Compensation expense related to granting of stock awards	412,243	4	—	—	2,441	—	—	2,445
Exercise of stock options	38,399	—	—	—	17	—	—	17
Purchase of vested employee restricted stock units	(20,317)	—	—	—	(98)	—	—	(98)
Payment of dividends on common stock	—	—	—	—	(194)	—	—	(194)
Dividend equivalents, net of forfeitures	—	—	—	—	—	201	—	201
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	206	206
Balance, June 30, 2021	137,334,975	$1,373	4,045,199	$40	$1,664,617	$(1,036,672)	$(1,030)	$628,328

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

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(20,221)	$(62,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,213	25,118
Net amortization of deferred financing costs (net of original issue discount and debt premium)	1,148	245
Net deferred taxes (benefit) and other	(2,373)	(9,784)
Provision for bad debts	1,224	9,224
Net (gain) loss on sale or disposal of assets	(3,727)	(228)
Non-cash stock-based compensation expense	5,023	4,224
Net loss on extinguishment of debt	8,168	—
Deferred compensation	3,025	(1,097)
Impairment loss	1,345	5,207
Accretion expense, net of asset retirement obligation adjustments	—	31
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	29,526	173,341
Prepaid expenses and deposits	(25,780)	(22,388)
Accounts payable and accrued liabilities	6,944	(38,223)
Other assets	(134)	—
Accrued interest expense	4,714	(169)
Accrued liabilities - long-term	(6,654)	2,071
Net cash provided by (used in) operating activities	28,441	84,623

INVESTING ACTIVITIES:
Additions to property, equipment and software	(19,594)	(14,975)
Proceeds from sale of radio stations and other assets	1,162	10,416
Purchases of businesses and audio assets	(15,297)	—
Additions to amortizable intangible assets	—	(1,118)
Net cash provided by (used in) investing activities	(33,729)	(5,677)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	32,000	146,749
Net proceeds from note issuance	540,000	—
Payments of long-term debt	(77,030)	(13,250)
Payments of revolving senior debt	(52,000)	(20,000)
Retirement of notes	(400,000)	—
Payment for debt issuance costs	(6,914)	—
Payment of call premium and other fees	(14,500)	—
Proceeds from issuance of employee stock plan	—	241
Proceeds from the exercise of stock options	32	—
Purchase of vested employee restricted stock units	(2,009)	(1,447)
Payment of dividends on common stock	—	(2,692)
Payment of dividend equivalents on vested restricted stock units	(580)	(718)
Net cash provided by (used in) financing activities	18,999	108,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,711	187,829
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,964	20,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,675	$208,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$38,115	$44,965
Income taxes	$(172)	$1,297
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
Audacy, Inc. (formerly Entercom Communications Corp.) was formed as a Pennsylvania corporation in 1968. On April 9, 2021, the Company changed its name to Audacy, Inc. and changed its New York Stock Exchange ticker symbol from "ETM" to "AUD".
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
2021 Urban One Exchange
On April 20, 2021, the Company completed a transaction with Urban One, Inc. ("Urban One") under which the Company exchanged its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company and Urban One began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with the four station cluster in Charlotte, North Carolina and included net revenues and station operating expenses associated with the stations in St. Louis, Missouri, Washington, D.C., and Philadelphia, Pennsylvania.
Upon completion of the Urban One Exchange, the Company: (i) removed from its condensed consolidated balance sheet the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One Exchange, the Company's condensed consolidated financial statements for the six and three months ended June 30, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (ii) do not reflect the results of the divested stations. The Company's condensed consolidated financial statements for the six and three months ended June 30, 2020: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
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

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Net property and equipment	$2,254	0	40
Total tangible property	2,254
Radio broadcasting licenses	23,233	non-amortizing
Total intangible assets	$23,233
Total assets	$25,487
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out over the next two years (the "Podcorn Acquisition"). The Company's condensed consolidated financial statements for the six months ended June 30, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. The Company's condensed consolidated financial statements for the six and three months ended June 30, 2020 do not reflect the results of Podcorn.
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

	Preliminary Value	Measurement Period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Cash	$702	$—	$702
Prepaid expenses, deposits and other	18	—	18
Other assets, net of accumulated amortization	2,545	—	2,545
Goodwill	19,579	32	19,611
Deferred tax asset	72	—	72
Net working capital	95	(32)	63
Preliminary fair value of net assets acquired	$23,011	$—	$23,011
The aggregate fair value purchase price allocation for the assets acquired in the Podcorn Acquisition as previously reported was revised during the six months ended June 30, 2021 due to a change to the net working capital amounts associated with the acquired company which resulted in an increase to acquired goodwill.
2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). The Company's condensed consolidated financial statements for the six and three months ended June 30, 2021, reflect the results of QLGG for the portion of the period after the completion of the QLGG Acquisition. The Company's condensed consolidated financial statements for the six and three months ended June 30, 2020 do not reflect the results of QLGG.
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
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the six and three months ended June 30, 2021 and June 30, 2020 assumes that the acquisitions in 2021 had occurred as of January 1, 2020 and the acquisitions in 2020 had occurred as of January 1, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands except share and per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$304,464	$176,261	$545,665	$473,834
Net income (loss)	$1,299	$(55,900)	$(20,613)	$(66,474)
Net income (loss) per common share - basic	$0.01	$(0.41)	$(0.15)	$(0.49)
Net income (loss) per common share - diluted	$0.01	$(0.41)	$(0.15)	$(0.49)
Weighted shares outstanding basic	135,808,435	134,804,963	135,784,286	134,785,749
Weighted shares outstanding diluted	137,786,768	134,804,963	135,784,286	134,785,749

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Six Months Ended June 30,
	2021	2020
	(amounts in thousands)
Workforce reduction	$1,868	$9,055
Other restructuring costs	51	49
Total restructuring charges	$1,919	$9,104

	Three Months Ended June 30,
	2021	2020
	(amounts in thousands)
Workforce reduction	$1,685	$4,895
Other restructuring costs	49	—
Total restructuring charges	$1,734	$4,895
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
The estimated amount of unpaid restructuring charges as of June 30, 2021 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
	(amounts in thousands)
Restructuring charges, beginning balance	$2,988	$4,251
Additions	1,919	11,981
Payments	(2,911)	(13,244)
Restructuring charges unpaid and outstanding	1,996	2,988
Restructuring charges - noncurrent portion	—	(812)
Restructuring charges - current portion	$1,996	$2,176

4.    REVENUE
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

Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $2.1 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively.

Description	June 30, 2021	December 31, 2020
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$242,753	$272,321
Unearned revenue - current	12,976	15,651
Unearned revenue - noncurrent	884	1,294
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable (billed or unbilled), and customer advances and deposits (unearned revenue) on the Company’s condensed consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each respective reporting period within other current liabilities and other long-term liabilities.
Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended June 30, 2021
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2021	$16,945
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(16,945)
Additional amounts recognized during period	13,860
Ending balance	$13,860
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Six Months Ended June 30,
	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$356,998	$305,880
Digital revenues	108,368	83,850
Network revenues	38,173	37,982
Sponsorships and event revenues	19,929	24,095
Other revenues	21,761	21,091
Net revenues	$545,229	$472,898

	Three Months Ended June 30,
	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$202,797	$102,466
Digital revenues	58,435	41,340
Network revenues	20,603	16,687
Sponsorships and event revenues	10,771	7,239
Other revenues	11,858	8,136
Net revenues	$304,464	$175,868
5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Six Months Ended June 30,
	2021	2020
	(amounts in thousands)
Operating lease cost	$24,615	$24,313
Variable lease cost	6,015	5,198
Total lease cost	$30,630	$29,511

	Three Months Ended June 30,
Lease Cost	2021	2020
	(amounts in thousands)
Operating lease cost	$12,244	$12,167
Variable lease cost	3,058	2,431
Total lease cost	$15,302	$14,598
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
Description	2021	2020
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$27,227	$28,760
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$11,158	$5,229
As of June 30, 2021, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	June 30, 2021	December 31, 2020
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,229,016	$2,508,121
Disposition of radio stations (See Note 2)	—	(432)
Acquisitions	23,233	—
Loss on impairment	—	(261,929)
Assets held for sale (See Note 14)	—	(16,744)
Ending period balance	$2,252,249	$2,229,016
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	June 30, 2021	December 31, 2020
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,042,762	$1,024,467
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	62,215	43,920
Acquisitions (See Note 2)	19,579	18,323
Measurement period adjustments to acquired goodwill (See Note 2)	32	(28)
Ending period balance	$81,826	$62,215
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
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2021	December 31, 2020
	(amounts in thousands)
Accrued compensation	$30,498	$25,264
Accounts receivable credits	1,902	1,683
Advertiser obligations	6,192	4,844
Accrued interest payable	14,517	9,804
Unearned revenue	12,976	15,651
Unfavorable sports liabilities	4,634	4,634
Accrued benefits	8,471	6,944
Non-income tax liabilities	1,731	1,332
Income taxes payable	726	—
Other	3,225	3,841
Total other current liabilities	$84,872	$73,997

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	June 30, 2021	December 31, 2020
	(amounts in thousands)
Credit Facility
Revolver	$94,727	$114,727
Term B-2 Loan, due November 17, 2024	677,006	754,006
Plus unamortized premium	1,538	1,681
	773,271	870,414
2027 Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	3,977	4,318
	428,977	429,318

2029 Notes
6.750% notes due March 31, 2029	540,000	—
	540,000	—

Senior Notes
7.25% senior unsecured notes, due November 1, 2024	—	400,000
Plus unamortized premium	—	9,306
	—	409,306

Other debt	780	808
Total debt before deferred financing costs	1,743,028	1,709,846
Current amount of long-term debt	—	(5,488)
Deferred financing costs (excludes the revolving credit)	(16,932)	(14,409)
Total long-term debt, net of current debt	$1,726,096	$1,689,949
Outstanding standby letters of credit	$6,069	$6,229
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

The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2021. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2021, the Company’s Consolidated Net First Lien Leverage Ratio was 2.8 times.
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
As of June 30, 2021, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2021	2020
	(amounts in thousands)
Interest expense	$42,617	$45,059
Amortization of deferred financing costs	2,238	1,943
Amortization of original issue discount (premium) of senior notes	(1,090)	(1,698)
Interest income and other investment income	(52)	(41)
Total net interest expense	$43,713	$45,263

	Net Interest Expense
	Three Months Ended June 30,
	2021	2020
	(amounts in thousands)
Interest expense	$21,650	$21,505
Amortization of deferred financing costs	1,197	998
Amortization of original issue discount (premium) of senior notes	(242)	(849)
Interest income and other investment income	(52)	(12)
Total net interest expense	$22,553	$21,642
9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of June 30, 2021, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2022	$220.0
Collar	$340.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$340.0
For the six months ended June 30, 2021, the Company recorded the net change in the fair value of this derivative as a gain of $1.0 million (net of taxes benefit of $0.3 million as of June 30, 2021) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2021, the fair value of these derivatives was a liability of $1.4 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company expects to reclassify approximately $0.9 million of this amount to the condensed consolidated statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2021 and December 31, 2020:

	Accumulated Derivative Gain (Loss)
Description	June 30, 2021	December 31, 2020
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(1,030)	$(1,789)
The following tables presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the six three months ended June 30, 2021 and June 30, 2020:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2021	2020	2021	2020
(amounts in thousands)
$759	$(2,614)	$648	$116

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended June 30,
2021	2020	2021	2020
(amounts in thousands)
$206	$(260)	$341	$116

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of June 30, 2021, the notional investments underlying the TRS amounted to $26.5 million. The contract term of the TRS is through March 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the six months ended June 30, 2021, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $2.8 million benefit. Of this amount, a $0.9 million benefit was recorded in corporate, general and administrative expenses and a $1.9 million benefit was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$1,426	$(53,811)	$(20,221)	$(62,949)
Denominator
Basic weighted average shares outstanding	135,808	134,805	135,784	134,786
Net income (loss) per share - Basic	$0.01	$(0.40)	$(0.15)	$(0.47)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$1,426	$(53,811)	$(20,221)	$(62,949)
Denominator
Basic weighted average shares outstanding	135,808	134,805	135,784	134,786
Effect of RSUs and options under the treasury stock method	1,979	—	—	—
Diluted weighted average shares outstanding	137,787	134,805	135,784	134,786
Net income (loss) per share - Diluted	$0.01	$(0.40)	$(0.15)	$(0.47)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Impact Of Equity Issuances	2021	2020	2021	2020
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	609	609	609
Price range of options: from	$3.54	$3.54	$3.54	$3.54
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	1,393	2,497	353	2,708
RSUs excluded with service and market conditions as market conditions not met	—	199	—	199
Excluded shares as anti-dilutive when reporting a net loss	—	70	2,317	133

11.    SHARE-BASED COMPENSATION
Under the Company's two equity compensation plans (the “Plans”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2021
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2020	5,539
RSUs awarded	June 30, 2021	801
RSUs released	June 30, 2021	(1,413)
RSUs forfeited	June 30, 2021	(98)
RSUs outstanding as of:	June 30, 2021	4,829	$—	1.4	$24,761
RSUs vested and expected to vest as of:	June 30, 2021	4,829	$—	1.4	$24,761
RSUs exercisable (vested and deferred) as of:	June 30, 2021	5	$—	0.0	$26
Weighted average remaining recognition period in years		1.8
Unamortized compensation expense		$15,545
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2021	2020
	(amounts in thousands)
Intrinsic value of options exercised	$406	$—
Tax benefit from options exercised	$108	$—
Cash received from exercise price of options exercised	$32	$—

The following table presents the option activity during the current period under the Plans:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of June 30 2021
	(amounts in thousands)
Options outstanding as of:	December 31, 2020	809	$8.63
Options exercised	June 30, 2021	(86)	0.38
Options outstanding as of:	June 30, 2021	723	$9.61	3.2	$563
Options vested and expected to vest as of:	June 30, 2021	723	$9.61	3.2	$563
Options vested and exercisable as of:	June 30, 2021	574	$11.77	3.0	$—
Weighted average remaining recognition period in years		1.0
Unamortized compensation expense		$131
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding June 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable June 30, 2021	Weighted Average Exercise Price
From	To
$0.40	7.01	180,813	4.4	2.28	31,905	$6.86
$9.66	13.98	542,582	2.7	12.06	542,582	$12.06
$0.40	13.98	723,395	3.2	9.61	574,487	$11.77
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Six Months Ended June 30,
	2021	2020
	(amounts in thousands)
Station operating expenses	$2,117	$1,029
Corporate general and administrative expenses	3,235	3,195
Stock-based compensation expense included in operating expenses	5,352	4,224
Income tax benefit (1)	1,165	950
After-tax stock-based compensation expense	$4,187	$3,274

	Three Months Ended June 30,
	2021	2020
	(amounts in thousands)
Station operating expenses	$1,044	$527
Corporate general and administrative expenses	1,568	1,917
Stock-based compensation expense included in operating expenses	2,612	2,444
Income tax benefit (1)	501	581
After-tax stock-based compensation expense	$2,111	$1,863
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12.    INCOME TAXES
Tax Rate for the Six and Three Months Ended June 30, 2021
The Company recognized an income tax benefit at an effective income tax rate of 46.8% and 417.6% and for the six and three months ended June 30, 2021, respectively, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate for the period was increased by permanent items, state tax expense and discrete income tax expense related to net operating loss carrybacks.
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
Tax Rate for the Six and Three Months Ended June 30, 2020
The effective income tax rate were 20.5% and 19.6% for the six months and three months ended June 30, 2020, respectively, which was determined using a forecasted rate based upon taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at June 30, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,441	$26,438	$—	$—	$6,003
Interest Rate Cash Flow Hedge (3)	$1,404	$—	$1,404	$—	$—
Contingent Consideration (4)	$7,787	$—	$—	$7,787	$—
Description	Balance at December 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,474	$27,040	$—	$—	$6,434
Interest Rate Cash Flow Hedge (3)	$2,439	$—	$2,439	$—	$—
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
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. The discount rate used was 10.5%. The contingent consideration measured at fair value using unobservable inputs as of June 30, 2021 is $7.8 million which is included in other long-term liabilities.
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
During the six months ended June 30, 2021, there were no events or changes in circumstances which indicated the Company’s broadcasting licenses, goodwill, investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$677,006	$672,775	$754,006	$737,041
Revolver (2)	$94,727	$94,727	$114,727	$114,727
Senior Notes (3)	$—	$—	$400,000	$398,000
2029 Notes (3)	$540,000	$560,925	$—	$—
2027 Notes (3)	$425,000	$442,531	$425,000	$429,250
Other debt (4)	$780		$808
Letters of credit (4)	$6,069		$6,229
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
During the fourth quarter of 2020, the Company announced that it had entered into an exchange agreement with Urban One, pursuant to which the Company would exchange its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2020. In aggregate, these assets had a carrying value of $21.4 million.
Upon the closing of the Urban One Exchange on April 20, 2021, the Company: (i) removed the assets which had been classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Refer to Note 2, Business Combinations, for additional information.
During the second quarter of 2021, the Company entered into an agreement with a third party to dispose of land and land improvements and equipment. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2021. In aggregate, these assets had a carrying value of approximately $0.5 million. The transaction is expected to close within one year.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	June 30, 2021	December 31, 2020
	(amounts in thousands)
Net property and equipment	528	4,686
Radio broadcasting licenses	—	16,744
Operating lease right-of-use assets	—	1,292
Operating lease liabilities	—	(1,315)
Net assets held for sale	$528	$21,407
15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	June 30, 2021	December 31, 2020
		(amounts in thousands)
Short-term	Other current liabilities	$218	$437
Long-term	Other long-term liabilities	104	477
Total		$322	$914

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
Share Repurchase Program
During the six months ended June 30, 2021, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of June 30, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
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

The United States Copyright Royalty Board ("CRB") held virtual hearings in August 2020 to determine royalty rates for the public digital performance of sound recordings on the Internet ("Webcasting") under federal statutory licenses for the 2021-2025 royalty period (the "Web V Proceedings"). On June 13, 2021, the CRB announced that the Webcasting royalty rates for 2021 would be increasing to $0.0026 per performance for subscription services and $0.0021 per performance for non-subscription services, in addition to an increased minimum annual fee of $1,000 per each channel or station. All fees are subject to annual cost-of-living increases throughout the 2021-2025 fee period.
17.    SUBSEQUENT EVENTS
Events occurring after June 30, 2021, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Accounts Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million accounts receivable securitization facility (the "Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Company's Credit Facility. Under the Receivables Facility, the Company and certain of its subsidiaries will sell certain of its accounts receivable in exchange for cash investments.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2021 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the six and three months ended June 30, 2021, as compared to the six and three months ended June 30, 2020:
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
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, we did continue to experience sequential growth in revenues from January through June of 2021. Additionally, net revenues in each of March, April, May and June 2021 exceeded net revenues in each of March, April, May and June 2020.
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
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the six and three months ended June 30, 2021, may not be indicative of the results for the year ending December 31, 2021.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based on the timing of this transaction, our condensed consolidated financial statements for the six and three months ended June 30, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (ii) do not reflect the results of the divested stations. Our condensed consolidated financial statements for the six and three months ended June 30, 2020: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the three months ended June 30, 2021, reflect the results of Podcorn. Our condensed consolidated financial statements for the six months ended June 30, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. Our condensed consolidated financial statements for the six and three months ended June 30, 2020, do not reflect the results of Podcorn.
QL Gaming Group Acquisition
In November 2020, we completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of this transaction, our condensed consolidated financial statements for the six and three months ended June 30, 2021 reflect the results of QLGG. Our condensed consolidated financial statements for the six and three months ended June 30, 2020 do not reflect the results of QLGG.
Integration Costs and Restructuring Charges
In connection with the CBS Radio business acquisition in November 2017 (the "Merger"), we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million during the six months ended June 30, 2020, respectively. Amounts were expensed as incurred and are included in Integration costs.
In connection with the Merger and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $1.9 million and $9.1 million during the six months ended June 30, 2021 and June 30, 2020, respectively. We incurred restructuring charges, including workforce reductions and other restructuring costs of $1.7 million and $4.9 million during the three months ended June 30, 2021 and June 30, 2020, respectively. Amounts were expensed as incurred and are included in Restructuring charges.
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

Six Months Ended June 30, 2021 As Compared To The Six Months Ended June 30, 2020

	SIX MONTHS ENDED JUNE 30,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$545.2	$472.9	15%

OPERATING EXPENSE:
Station operating expenses	458.0	439.5	4%
Depreciation and amortization expense	26.2	25.1	4%
Corporate general and administrative expenses	47.3	27.5	72%
Integration costs	—	0.5	(100)%
Restructuring charges	1.9	9.1	(79)%
Impairment loss	1.3	5.2	(75)%
Refinancing expenses	0.5	—	100%
Other expenses	0.3	—	100%
Total operating expense	535.5	506.9	6%
OPERATING INCOME (LOSS)	9.7	(34.0)	(129)%

INTEREST EXPENSE	43.7	45.3	(4)%
Net (gain) loss on extinguishment of debt	8.2	—	100%
Net (gain) loss on sale or disposal of assets	(3.7)	(0.2)	1,750%
Other (income) expense	(0.5)	—	100%

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(38.0)	(79.1)	(52)%

INCOME TAXES (BENEFIT)	(17.8)	(16.2)	10%
NET INCOME (LOSS)	$(20.2)	$(62.9)	(68)%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic.

Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; (iii) the operations of QLGG for the full period; and (iv) the operations of Podcorn for a portion of the period.
Net revenues increased the most for our stations located in the Chicago and New York City markets. Net revenues decreased the most for our stations located in the Charlotte and Phoenix markets. We exited the Charlotte market in connection with the Urban One Exchange.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year due to the reversal of payroll reduction measures taken in 2020; and (ii) an increase in 2021 revenues which resulted in a corresponding increase in variable sales-related expenses.
Station operating expenses include non-cash compensation expense of $2.1 million and $1.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in capital expenditures in 2021 relative to 2020. The decrease in capital expenditures in 2020 was planned in order to mitigate the adverse financial impact of the COVID-19 pandemic. This reduction was part of a comprehensive set of measures to significantly reduce expenses and cash expenditures.
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
Corporate general and administrative expenses include non-cash compensation expense of $3.2 million for each of the six months ended June 30, 2021 and June 30, 2020.
Integration Costs
Integration costs were incurred during the six months ended June 30, 2020 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the six months ended June 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases. During the six months ended June 30, 2020, we conducted an interim impairment assessment on our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $4.1 million.
Refinancing Expenses
As discussed above, we incurred $0.5 million of costs in connection with the issuance of the 2029 Notes.

Interest Expense
During the six months ended June 30, 2021, we incurred $1.6 million less in interest expense as compared to the six months ended June 30, 2020.
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
Net (Gain) Loss on Sale or Disposal of Assets
During the six months ended June 30, 2021, we recognized:(i) a gain of $4.0 million from the Urban One Exchange; and (ii) a gain of $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.
Income Taxes (Benefit)
Tax Rate for the Six Months Ended June 30, 2021
We recognized an income tax benefit at an effective income tax rate of 46.8% for the six months ended June 30, 2021, which was determined using a forecasted rate based upon taxable income for the year.
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
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"), an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We do not currently expect the Appropriations Act to have a material tax impact.
Tax Rate for the Six Months Ended June 30, 2020
The estimated annual effective income tax rate was 20.5%, which was determined using a forecasted rate based upon taxable income for the year. The effective income tax rate was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.

Three Months Ended June 30, 2021 As Compared To The Three Months Ended June 30, 2020

	THREE MONTHS ENDED JUNE 30,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$304.4	$175.9	73%

OPERATING EXPENSE:
Station operating expenses	245.4	189.5	29%
Depreciation and amortization expense	14.6	12.6	16%
Corporate general and administrative expenses	23.7	10.2	132%
Integration costs	—	(0.1)	(100)%
Restructuring charges	1.7	4.9	(65)%
Impairment loss	0.7	4.1	(83)%
Other expenses	0.3	—	100%
Total operating expense	286.4	221.2	29%
OPERATING INCOME (LOSS)	18.0	(45.3)	(140)%
INTEREST EXPENSE	22.6	21.6	5%
Net (gain) loss on sale or disposal of assets	(3.7)	(0.2)	1,750%
Other (income) expense	(0.4)	—	100%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(0.5)	(66.9)	(99)%

INCOME TAXES (BENEFIT)	(1.9)	(13.1)	(85)%
NET INCOME (LOSS)	$1.4	$(53.8)	(103)%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic.
Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; (iii) the operations of QLGG for the full period; and (iv) the operations of Podcorn for the full period.
Net revenues increased the most for our stations located in the Los Angeles and New York City markets. Net revenues decreased the most for our stations located in the Charlotte and Madison markets. We exited the Charlotte market in connection with the Urban One Exchange.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year due to the reversal of payroll reduction measures taken in 2020; and (ii) an increase in 2021 revenues which resulted in a corresponding increase in variable sales-related expenses.
Station operating expenses include non-cash compensation expense of $1.0 million and $0.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in capital expenditures in 2021 relative to 2020. The decrease in capital expenditures in 2020 was planned in order to mitigate the adverse financial impact of the

COVID-19 pandemic. This reduction was part of a comprehensive set of measures to significantly reduce expenses and cash expenditures.
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
Corporate general and administrative expenses include non-cash compensation expense of $1.6 million and $1.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
Integration Costs
Integration costs were incurred during the three months ended June 30, 2020 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended June 30, 2021 includes a $0.5 million write down of property and equipment and $0.2 million related to an early termination of certain leases. During the three months ended June 30, 2020, we conducted an interim impairment assessment on our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $4.1 million.
Interest Expense
During the three months ended June 30, 2021, we incurred an additional $1.0 million in interest expense as compared to the three months ended June 30, 2020. As discussed above, we issued the $540.0 million 2029 Notes in March 2021 and used net proceeds and cash on hand to partially repay $517.0 million of existing indebtedness under our Term B-2 Loan, Revolver, and Senior Notes.
This increase in interest expense was primarily attributable to an increase in the outstanding indebtedness upon which interest is computed. This increase was partially offset by: (i) a reduction in outstanding variable-rate indebtedness upon which interest is computed; and (ii) the replacement of a portion of our fixed-rate debt with fixed-rate debt at a lower interest rate.
Net (Gain) Loss on Sale or Disposal of Assets
During the three months ended June 30, 2021, we recognized:(i) a gain of $4.0 million from the Urban One Exchange; and (ii) a gain of $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.
Income Taxes (Benefit)
For the three months ended June 30, 2021, the effective income tax rate was 417.6%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter. The effective income tax rate for the quarter was impacted by an increase in the estimated annualized effective tax rate.
For the three months ended June 30, 2020, the effective income tax rate was 19.6%, which was determined using a forecasted rate based upon taxable income for the year along with the impact of discrete items for the quarter.

Liquidity and Capital Resources
Liquidity
Although we have been, and expect to continue to be, negatively impacted by the COVID-19 pandemic, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to draw on current credit facilities, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control. Moreover, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.
The Credit Facility as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan with $677.0 million outstanding at June 30, 2021. During the six months ended June 30, 2021, and in connection with the issuance of the 2029 Notes we: (i) repaid $40.0 million outstanding under our Revolver; and (ii) repaid $77.0 million outstanding under the Term B-2 Loan. We subsequently borrowed an additional $20.0 million under our Revolver.
As of June 30, 2021, we had $677.0 million outstanding under the Term B-2 Loan and $94.7 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit.
As of June 30, 2021, total liquidity was $194.0 million, which was comprised of $149.3 million available under the Revolver and $44.7 million in cash and cash equivalents. For the six months ended June 30, 2021, we increased our outstanding debt by $30.7 million due to the previously discussed debt refinancing activities and additional draw down activity under our Revolver.
As of June 30, 2021, our Consolidated Net First Lien Leverage Ratio was 2.8 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
Accounts Receivable Facility
On July 15, 2021, we and certain of our subsidiaries entered into a $75.0 million accounts receivable securitization facility (the "Receivables Facility") to provide additional liquidity, to reduce our cost of funds and to repay outstanding indebtedness under our Credit Facility. Under the Receivables Facility, we and certain of our subsidiaries will sell certain of our accounts receivable in exchange for cash investments.
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
As of June 30, 2021, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
As discussed above, during the six months ended June 30, 2021, we issued a call notice to redeem our Senior Notes with an effective date of April 10, 2021. We incurred interest on the Senior Notes until the redemption date. In connection with the redemption, we deposited the following funds to satisfy our obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (i) $400.0 million to redeem the Senior Notes in full; (ii) $14.5 million for a call premium for the early retirement of the Senior Notes; and (iii) $12.8 million for accrued and unpaid interest through April 10, 2021. As a result of the refinancing, we recorded an $8.2 million loss on extinguishment of debt that included the call premium, the write off of unamortized debt issuance costs, and the write off of unamortized premium on the Senior Notes.
Operating Activities
Net cash flows provided by operating activities were $28.4 million and $84.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
The cash flows from operating activities decreased primarily due to an increase in net investment in working capital of $106.0 million. This decrease was partially offset by an increase in net income, as adjusted for certain non-cash charges and income tax benefits of $46.3 million.
The increase in investment in working capital is primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of other long-term liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The increase in net income, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to: (i) a reduction in net loss of $42.7 million; (ii) a reduction in deferred tax benefits of $7.4 million; and (iii) a reduction in impairment loss of $3.9 million
Investing Activities
Net cash flows used in investing activities were $33.7 million and $5.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively
During 2021, net cash flows used in investing activities increased primarily due to: (i) an increase in purchases of businesses and audio assets of $15.3 million; (ii) a reduction in proceeds from sales of radio stations and other assets of $9.3 million; and (iii) an increase in additions to property and equipment of $4.6 million.
Financing Activities
Net cash flows provided by financing activities were $19.0 million and $108.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
During 2021, net cash flows provided by financing activities decreased primarily due to: (i) an increase in cash outflows related to the redemption of the Senior Notes of $400.0 million; (ii) a reduction in borrowing under the Revolver of $114.7 million; (iii) an increase in payments of long-term debt of $63.8 million; (iv) an increase in payments of revolving senior debt of $32.0 million; (v) an increase in payments of call premiums and other fees of $14.5 million; and (vi) an increase in payments for debt issuance costs of $6.9 million. These increases in cash outflows were partially offset by an increase in the proceeds from issuance of long-term debt of $540.0 million.
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
Share Repurchase Program
During the six months ended June 30, 2021, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of June 30, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

Income Taxes
During the six months ended June 30, 2021, we did not pay any federal income taxes. During the six months ended June 30, 2021, we received a net refund of $0.2 million in state income taxes. We do not anticipate making any federal income tax payments in 2021 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2021 were $19.6 million. We anticipate that total capital expenditures in 2021 will be between $70 million and $75 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of June 30, 2021, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, other than as described below.
As discussed above in the liquidity section, during the six months ended June 30, 2021, we issued the $540.0 million 2029 Notes and used net proceeds to: (i) fully redeem the $400.0 million Senior Notes due to mature in 2024; (ii) repay $77.0 million under the Term B-2 Loan; and (iii) repay $40.0 million under the Revolver. We subsequently borrowed an additional $20.0 million under our Revolver. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $30.7 million during the six months ended June 30, 2021 and the maturity of our debt was pushed out to later periods.
As discussed above, during the six months ended June 30, 2021, we acquired Podcorn. This acquisition included cash due at closing as well as contingent consideration of $7.8 million, which is included in other long-term liabilities.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2021. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting License Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2020 in which 38 markets were written down to fair value, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting had a carrying value of $2,160.6 million at December 31, 2020. As a result of the Urban One Exchange, in which we recorded an additional $23.2 million of broadcasting licenses at fair value, this figure was increased to $2,183.8 million at June 30, 2021.
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
As of June 30, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of June 30, 2021, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $5.7 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of June 30, 2021.
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

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts (in millions)						(amounts (in millions)
Collar	$340.0	Jun. 25, 2019	Cap	2.75%	Jun. 28, 2024	Jun. 28, 2022	$220.0
			Floor	0.402%		Jun. 28, 2023	$90.0
Total	$560.0

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
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of June 30, 2021 was $1.4 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2021, we did not have any investments in money market instruments.
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
ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended June 30, 2021:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2021 - April 30, 2021	5,520	$5.20	—	$41,578,230
May 1, 2021 - May 31, 2021	12,594	$4.75	—	$41,578,230
June 1, 2021 - June 30, 2021	2,203	$4.18	—	$41,578,230
Total	20,317		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 5,520 shares at an average price of $5.20 in April 2021; (ii) 12,594 shares at an average price of $4.75 in May 2021; and (iii) 2,203 shares at an average price of $4.18 in June 2021. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2021.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

Exhibit Number	Description
3.1 #	Amended and Restated Articles of Incorporation of Audacy, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on May 19, 2021).
3.2 #	Amended and Restated Bylaws of Audacy, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed on May 19, 2021).
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

10.2 #	Audacy Nonemployee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on May 19, 2021).
10.3 #	Audacy Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed on May 19, 2021).
10.4 #	Audacy Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K as filed on May 19, 2021).
10.5#	Audacy Acquisition Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K as filed on May 19, 2021).
10.6 *	Employment Agreement dated April 12, 2021 between Audacy, Inc. and Richard Schmaeling. (Filed herewith)
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: August 6, 2021	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 6, 2021	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)