Form 10-Q
period 2021-09-30
AUDACY, INC.
filed 2021-11-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Class A common stock, $0.01 par value – 137,420,583 Shares Outstanding as of October 31, 2021
(Class A Shares Outstanding include 4,747,327 unvested and vested but deferred restricted stock units)
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of October 31, 2021.
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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS:
Cash	$62,841	$30,964
Accounts receivable, net of allowance of $18,790 in 2021 and $18,911 in 2020	271,360	276,102
Prepaid expenses, deposits and other	65,840	47,504
Total current assets	400,041	354,570
Investments	3,005	3,305
Net property and equipment	360,049	340,318
Operating lease right-of-use assets	224,733	236,903
Radio broadcasting licenses	2,252,249	2,229,016
Goodwill	81,630	62,215
Assets held for sale	528	21,407
Other assets, net of accumulated amortization	38,423	41,023

TOTAL ASSETS	$3,360,658	$3,288,757

LIABILITIES:
Accounts payable	$18,605	$13,776
Accrued expenses	80,465	59,828
Other current liabilities	90,998	73,997
Operating lease liabilities	40,667	40,439
Long-term debt, current portion	—	5,488
Total current liabilities	230,735	193,528
Long-term debt, net of current portion	1,746,948	1,689,949
Operating lease liabilities, net of current portion	214,664	229,400
Net deferred tax liabilities	482,090	473,398
Other long-term liabilities	59,027	57,744
Total long-term liabilities	2,502,729	2,450,491
Total liabilities	2,733,464	2,644,019

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,413	1,409
Additional paid-in capital	1,668,065	1,662,155
Accumulated deficit	(1,041,424)	(1,017,037)
Accumulated other comprehensive income (loss)	(860)	(1,789)
Total shareholders' equity	627,194	644,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,360,658	$3,288,757
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	2021	2020
NET REVENUES	$329,443	$268,505	$874,672	$741,403

OPERATING EXPENSE:
Station operating expenses	260,972	228,671	718,924	668,195
Depreciation and amortization expense	12,477	12,547	38,690	37,665
Corporate general and administrative expenses	24,176	14,526	71,470	42,039
Integration costs	—	—	—	490
Restructuring charges	2,300	1,206	4,219	10,310
Impairment loss	26	11,814	1,371	17,021
Refinancing expenses	—	—	473	—
Other expenses	245	—	566	61
Total operating expense	300,196	268,764	835,713	775,781
OPERATING INCOME (LOSS)	29,247	(259)	38,959	(34,378)
NET INTEREST EXPENSE	22,771	20,846	66,484	66,109
Net (gain) loss on extinguishment of debt	—	—	8,168	—
Net (gain) loss on sale or disposal of assets	(4)	—	(3,731)	(228)
Other (income) expense	—	—	(446)	—
OTHER (INCOME) EXPENSE	(4)	—	3,991	(228)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	6,480	(21,105)	(31,516)	(100,259)
INCOME TAX (BENEFIT) EXPENSE	11,241	(4,227)	(6,534)	(20,432)
NET INCOME (LOSS)	(4,761)	(16,878)	(24,982)	(79,827)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.04)	$(0.13)	$(0.18)	$(0.59)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.04)	$(0.13)	$(0.18)	$(0.59)
WEIGHTED AVERAGE SHARES:
Basic	135,893,823	134,735,075	135,857,127	134,753,276
Diluted	135,893,823	134,735,075	135,857,127	134,753,276
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(4,761)	$(16,878)	$(24,982)	$(79,827)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	170	515	929	(2,099)
COMPREHENSIVE INCOME (LOSS)	$(4,591)	$(16,363)	$(24,053)	$(81,926)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	$(1,789)	$644,738
Net income (loss)	—	—	—	—	—	(21,648)	—	(21,648)
Compensation expense related to granting of stock awards	291,347	3	—	—	2,575	—	—	2,578
Exercise of stock options	47,535	—	—	—	15	—	—	15
Purchase of vested employee restricted stock units	(347,607)	(3)	—	—	(1,908)	—	—	(1,911)
Payment of dividends on common stock	—	—	—	—	(386)	—	—	(386)
Dividend equivalents, net of forfeitures	—	—	—	—	—	386	—	386
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, March 31, 2021	136,904,650	$1,369	4,045,199	$40	$1,662,451	$(1,038,299)	$(1,236)	$624,325
Net income (loss)	—	—	—	—	—	1,426	—	1,426
Compensation expense related to granting of stock awards	412,243	4	—	—	2,441	—	—	2,445
Exercise of stock options	38,399	—	—	—	17	—	—	17
Purchase of vested employee restricted stock units	(20,317)	—	—	—	(98)	—	—	(98)
Payment of dividends on common stock	—	—	—	—	(194)	—	—	(194)
Dividend equivalents, net of forfeitures	—	—	—	—	—	201	—	201
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	206	206
Balance, June 30, 2021	137,334,975	$1,373	4,045,199	$40	$1,664,617	$(1,036,672)	$(1,030)	$628,328
Net income (loss) available to the Company	—	—	—	—	—	(4,761)	—	(4,761)
Compensation expense related to granting of stock awards	(94,466)	(1)	—	—	3,326	—	—	3,325
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	38,782	—	—	—	142	—	—	142
Exercise of stock options	28,800	1	—	—	12	—	—	13
Purchase of vested employee restricted stock units	(9,227)	—	—	—	(31)	—	—	(31)
Payment of dividends on common stock	—	—	—	—	(1)	—	—	(1)
Dividend equivalents, net of forfeitures	—	—	—	—	—	9	—	9
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	170	170
Balance, September 30, 2021	137,298,864	$1,373	4,045,199	$40	$1,668,065	$(1,041,424)	$(860)	$627,194

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	$(139)	$881,443
Net income (loss)	—	—	—	—	—	(9,138)	—	(9,138)
Compensation expense related to granting of stock awards	440,129	4	—	—	4,113	—	—	4,117
Issuance of common stock related to the ESPP	165,756	2	—	—	239	—	—	241
Purchase of vested employee restricted stock units	(432,472)	(4)	—	—	(1,390)	—	—	(1,394)
Payment of dividends on common stock	—	—	—	—	(3,221)	—	—	(3,221)
Dividend equivalents, net of forfeitures	—	—	—	—	493	—	—	493
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(2,354)	(2,354)
Balance, March 31, 2020	134,041,034	$1,341	4,045,199	$40	$1,656,015	$(784,716)	$(2,493)	$870,187
Net income (loss)	—	—	—	—	—	(53,811)	—	(53,811)
Compensation expense related to granting of stock awards	(30,040)	—	—	—	2,274	—	—	2,274
Purchase of vested employee restricted stock units	(41,002)	(1)	—	—	(52)	—	—	(53)
Payment of dividends on common stock	—	—	—	—	(189)	—	—	(189)
Dividend equivalents, net of forfeitures	—	—	—	—	162	—	—	162
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(260)	(260)
Balance, June 30, 2020	133,969,992	$1,340	4,045,199	$40	$1,658,210	$(838,527)	$(2,753)	$818,310
Net income (loss) available to the Company	—	—	—	—	—	(16,878)	—	(16,878)
Compensation expense related to granting of stock awards	(20,625)	—	—	—	1,784	—	—	1,784
Dividend equivalents, net of forfeitures	—	—	—	—	(44)	—	—	(44)
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	515	515
Balance, September 30, 2020	133,949,367	$1,340	4,045,199	$40	$1,659,950	$(855,405)	$(2,238)	$803,687
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(24,982)	$(79,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,690	37,665
Net amortization of deferred financing costs (net of original issue discount and debt premium)	2,249	396
Net deferred taxes (benefit) and other	8,692	(13,338)
Provision for bad debts	1,967	12,576
Net (gain) loss on sale or disposal of assets	(3,731)	(228)
Non-cash stock-based compensation expense	8,349	6,168
Net loss on extinguishment of debt	8,168	—
Deferred compensation	2,787	738
Impairment loss	1,371	17,021
Accretion expense, net of asset retirement obligation adjustments	—	46
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	2,286	132,944
Prepaid expenses and deposits	(18,317)	(25,430)
Accounts payable and accrued liabilities	24,577	(23,006)
Other assets	(134)	—
Accrued interest expense	1,902	14,053
Accrued liabilities - long-term	(8,253)	2,198
Net cash provided by (used in) operating activities	45,621	81,976

INVESTING ACTIVITIES:
Additions to property, equipment and software	(39,267)	(21,905)
Proceeds from sale of radio stations and other assets	1,162	10,416
Purchases of businesses and audio assets	(15,297)	—
Net cash provided by (used in) investing activities	(53,402)	(11,489)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	52,000	146,749
Borrowing under the accounts receivable facility	75,000	—
Net proceeds from note issuance	540,000	—
Payments of long-term debt	(77,044)	(14,622)
Payments of revolving senior debt	(124,000)	(186,022)
Retirement of notes	(400,000)	—
Payment for debt issuance costs	(9,364)	—
Payment of call premium and other fees	(14,500)	—
Proceeds from issuance of employee stock plan	142	241
Proceeds from the exercise of stock options	45	—
Purchase of vested employee restricted stock units	(2,040)	(1,447)
Payment of dividends on common stock	—	(2,692)
Payment of dividend equivalents on vested restricted stock units	(581)	(718)
Net cash provided by (used in) financing activities	39,658	(58,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,877	11,976
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,964	20,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,841	$32,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$62,217	$51,482
Income taxes	$(304)	$3,957
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and filed with the SEC on March 1, 2021, as part of the Company’s Annual Report on Form 10-K (the "2020 Annual Report"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in the 2020 Annual Report.
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
In response to the COVID-19 pandemic, the Company took certain measures to mitigate the resultant financial impact, including, but not limited to: (i) temporary salary reductions implemented across senior management and the broader organization; (ii) temporary freezing of contractual salary increases in 2020; (iii) furlough and termination of select employees; (iv) temporary suspension of new employee hiring, travel and entertainment, 401(k) matching program, and employee stock purchase program; (v) suspension of quarterly dividend program; and (vi) temporary reduction of sales and promotions spend as well as certain consulting and other discretionary expenses.
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
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than those included in the notes to the Company’s consolidated financial statements contained in its 2020 Annual Report) that might have a material impact on the Company’s financial position, results of operations or cash flows.

Consolidated VIE

On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million accounts receivable securitization facility (the "Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Company's Credit Facility (as defined in Note 8, Long-Term Debt, below).

The documentation for the Receivables Facility includes (i) a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) entered into by and among Audacy Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Audacy Operations”), Audacy Receivables, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, as seller (“Audacy Receivables”), the investors party thereto (the “Investors”), and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as agent (“DZ BANK”); (ii) a Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among Audacy Operations, Audacy New York, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Audacy NY”), and Audacy Receivables; and (iii) a Purchase and Sale Agreement (the “Purchase and Sale Agreement,” and together with the Receivables Purchase Agreement and the Sale and Contribution Agreement, the “Agreements”) by and among certain wholly-owned subsidiaries of the Company (together with Audacy NY, the “Originators”), Audacy Operations and Audacy NY.

Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the Investors in exchange for cash investments.

The SPV is a bankruptcy remote, limited liability company wholly owned by Audacy NY and its assets are not available to creditors of the Company, Audacy Operations or Audacy NY. Pursuant to the Receivables Facility, Audacy NY sells certain of its receivables and certain related rights to payment and obligations of Audacy NY with respect to such receivables, and certain other related rights to Audacy Receivables, LLC, which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. The aggregate principal amount of the loans made by the Lenders cannot exceed $75.0 million outstanding at any time. The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended.

The SPV is considered a Variable Interest Entity ("VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2021 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2021, the SPV has $231.1 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
Reclassifications
Certain reclassifications have been made to prior years' statements of cash flows to conform to the presentation in the current year, which did not have a material impact on the Company's previously reported financial statements.

2.    BUSINESS COMBINATIONS
The Company records acquisitions under the acquisition method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed as incurred for book purposes and amortized for tax purposes.
2021 Urban One Exchange
On April 20, 2021, the Company completed a transaction with Urban One, Inc. ("Urban One") under which the Company exchanged its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company and Urban One began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with the four station cluster in Charlotte, North Carolina (the "divested stations") and included net revenues and station operating expenses associated with the stations in St. Louis, Missouri, Washington, D.C., and Philadelphia, Pennsylvania (the "acquired stations").
Upon completion of the Urban One Exchange, the Company: (i) removed from its condensed consolidated balance sheet the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One Exchange, the Company's condensed consolidated financial statements for the nine and three months ended September 30, 2021: (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (b) do not reflect the results of the divested stations. The Company's condensed consolidated financial statements for the nine and three months ended September 30, 2020: (x) do not reflect the results of the acquired stations; and (y) reflect the results of the divested stations.
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
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's condensed consolidated financial statements for the nine months ended September 30, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. The Company's condensed consolidated financial statements for the nine and three months ended September 30, 2020 do not reflect the results of Podcorn.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, fluctuation in the market-based inputs used to develop the discount rate resulted in a reduction in the discount rate. As a result, the fair value of the contingent consideration at September 30, 2021 increased to $8.4 million. Changes in the fair value of the contingent considerations are recorded to the Station Operating Expenses line item on the Statement of Operations.
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
The aggregate fair value purchase price allocation for the assets acquired in the Podcorn Acquisition as previously reported was revised during the nine months ended September 30, 2021 due to a change to the net working capital amounts associated with the acquired company which resulted in an increase to acquired goodwill.
2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). The Company's condensed consolidated financial statements for the nine and three months ended September 30, 2021, reflect the results of QLGG. The Company's condensed consolidated financial statements for the nine and three months ended September 30, 2020 do not reflect the results of QLGG.
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

	Preliminary Value	Measurement Period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Net property and equipment	$8	$—	$8
Other assets, net of accumulated amortization	14,608	—	$14,608
Goodwill	18,323	(196)	$18,127
Total intangible and other assets	32,931	(196)	$32,735
Deferred tax liabilities	(1,348)	$196	$(1,152)
Net working capital	12	$—	$12
Preliminary fair value of net assets acquired	$31,603	$—	$31,603
The aggregate fair value purchase price allocation for the assets acquired in the QLGG Acquisition as previously reported was revised during the nine months ended September 30, 2021 due to a change to the deferred tax amounts resulting from the acquisition which resulted in an decrease to acquired goodwill.
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
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the nine and three months ended September 30, 2021 and September 30, 2020 assumes that the acquisitions in 2021 had occurred as of January 1, 2020 and the acquisitions in 2020 had occurred as of January 1, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands except share and per share data)
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
Net revenues	$329,443	$269,494	$875,108	$743,328
Net income (loss)	$(4,888)	$(19,221)	$(25,502)	$(85,210)
Net income (loss) per common share - basic	$(0.04)	$(0.14)	$(0.19)	$(0.63)
Net income (loss) per common share - diluted	$(0.04)	$(0.14)	$(0.19)	$(0.63)
Weighted shares outstanding basic	135,893,823	134,735,075	135,857,127	134,753,276
Weighted shares outstanding diluted	135,893,823	134,735,075	135,857,127	134,753,276

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Workforce reduction	4,131	10,218
Other restructuring costs	88	92
Total restructuring charges	$4,219	$10,310

	Three Months Ended September 30,
	2021	2020
	(amounts in thousands)
Workforce reduction	$2,263	$1,149
Other restructuring costs	37	57
Total restructuring charges	$2,300	$1,206
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
The estimated amount of unpaid restructuring charges as of September 30, 2021 includes amounts in accrued expenses that are expected to be paid in less than one year and long-term restructuring costs for lease abandonment costs covering the remaining non-cancellable lease term.

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
	(amounts in thousands)
Restructuring charges, beginning balance	$2,988	$4,251
Additions	4,219	11,981
Payments	(4,500)	(13,244)
Restructuring charges unpaid and outstanding	2,707	2,988
Restructuring charges - noncurrent portion	—	(812)
Restructuring charges - current portion	$2,707	$2,176

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
Digital Revenues
The Company provides targeted advertising through the sale of streaming and display advertisements on its national platforms, audacy.com and eventful.com, the Audacy app, and its station websites. Performance obligations include delivery of advertisements over the Company's platforms or delivery of targeted advertisements directly to consumers. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
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
Network Revenues
The Company sells air-time on the Company's Audacy Audio Network. The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
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

Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.0 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively.

Description	September 30, 2021	December 31, 2020
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$270,374	$272,321
Unearned revenue - current	16,790	15,651
Unearned revenue - noncurrent	679	1,294
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (billed or unbilled), and customer advances and deposits (unearned revenue) on the Company’s condensed consolidated balance sheet. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each respective reporting period within other current liabilities and other long-term liabilities.
Significant changes in the contract liabilities balances during the period are as follows:

Nine Months Ended September 30, 2021
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2021	$16,945
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(16,945)
Additions, net of revenue recognized during period	17,469
Ending balance	$17,469
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Nine Months Ended September 30,
	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$577,561	$488,891
Digital revenues	169,746	131,188
Network revenues	61,626	56,889
Sponsorships and event revenues	32,021	32,871
Other revenues	33,718	31,564
Net revenues	$874,672	$741,403

	Three Months Ended September 30,
	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$220,562	$183,011
Digital revenues	61,378	47,337
Network revenues	23,453	18,908
Sponsorships and event revenues	12,093	8,776
Other revenues	11,957	10,473
Net revenues	$329,443	$268,505
5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Operating lease cost	$36,728	$36,664
Variable lease cost	8,876	7,808
Total lease cost	$45,604	$44,472

	Three Months Ended September 30,
Lease Cost	2021	2020
	(amounts in thousands)
Operating lease cost	$12,113	$12,351
Variable lease cost	2,861	2,610
Total lease cost	$14,974	$14,961
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
Description	2021	2020
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$40,567	$44,572
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$14,898	$6,826
As of September 30, 2021, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	September 30, 2021	December 31, 2020
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,229,016	$2,508,121
Disposition of radio stations (See Note 2)	—	(432)
Acquisitions (See Note 2)	23,233	—
Loss on impairment	—	(261,929)
Assets held for sale (See Note 14)	—	(16,744)
Ending period balance	$2,252,249	$2,229,016
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	September 30, 2021	December 31, 2020
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,042,762	$1,024,467
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	62,215	43,920
Acquisitions (See Note 2)	19,579	18,323
Measurement period adjustments to acquired goodwill (See Note 2)	(164)	(28)
Ending period balance	$81,630	$62,215
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

Goodwill Impairment Test
In November 2020, the Company completed the QLGG Acquisition. QLGG represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the QLGG Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the 2020 annual impairment testing process. The valuation of the acquired goodwill approximated fair value.
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
In March 2021, the Company completed the Podcorn Acquisition. For the goodwill acquired in the Podcorn Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting are also used in the Company's annual impairment testing process. The valuation of the acquired goodwill approximated fair value.
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
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2021	December 31, 2020
	(amounts in thousands)
Accrued compensation	$35,111	$25,264
Accounts receivable credits	1,547	1,683
Advertiser obligations	5,575	4,844
Accrued interest payable	11,706	9,804
Unearned revenue	16,790	15,651
Unfavorable sports liabilities	4,492	4,634
Accrued benefits	9,669	6,944
Non-income tax liabilities	1,894	1,332
Income taxes payable	872	—
Other	3,342	3,841
Total other current liabilities	$90,998	$73,997

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	September 30, 2021	December 31, 2020
	(amounts in thousands)
Credit Facility
Revolver	$42,727	$114,727
Term B-2 Loan, due November 17, 2024	677,006	754,006
Plus unamortized premium	1,467	1,681
	721,200	870,414
2027 Notes
6.500% notes due May 1, 2027	425,000	425,000
Plus unamortized premium	3,807	4,318
	428,807	429,318

2029 Notes
6.750% notes due March 31, 2029	540,000	—
	540,000	—

Accounts receivable facility	75,000	—

Senior Notes
7.25% senior unsecured notes, due November 1, 2024	—	400,000
Plus unamortized premium	—	9,306
	—	409,306

Other debt	764	808
Total debt before deferred financing costs	1,765,771	1,709,846
Current amount of long-term debt	—	(5,488)
Deferred financing costs (excludes the revolving credit)	(18,823)	(14,409)
Total long-term debt, net of current debt	$1,746,948	$1,689,949
Outstanding standby letters of credit	$6,069	$6,229
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
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2021. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of September 30, 2021, the Company’s Consolidated Net First Lien Leverage Ratio was 3.0 times.
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
As of September 30, 2021, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
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
Accounts Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million Receivables Facility to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Credit Facility.

The documentation for the Receivables Facility includes (i) a Receivables Purchase Agreement entered into by and among Audacy Operations, Audacy Receivables as seller, the Investors, and DZ BANK, as agent; (ii) a Sale and Contribution Agreement, by and among Audacy Operations, Audacy NY, and Audacy Receivables; and (iii) a Purchase and Sale Agreement and together with the Receivables Purchase Agreement and the Sale and Contribution Agreement, the “Agreements”) by and among certain wholly-owned subsidiaries of the Company (together with Audacy NY, the “Originators”), Audacy Operations and Audacy NY.
Pursuant to the Purchase and Sale Agreement, the Originators (other than Audacy NY) have sold, and will continue to sell on an ongoing basis, their accounts receivable, together with customary related security and interests in the proceeds thereof, to Audacy NY. Pursuant to the Sale and Contribution Agreement, Audacy NY has sold and contributed, and will continue to sell and contribute on an ongoing basis, its accounts receivable, together with customary related security and interests in the proceeds thereof, to Audacy Receivables. Pursuant to the Receivables Purchase Agreement, Audacy Receivables has sold and will continue to sell on an ongoing basis such accounts receivable, together with customary related security and interests in the proceeds thereof, to the Investors in exchange for cash investments.
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either one-month LIBOR or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to either: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements.

The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’s failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.

The Company has agreed to guarantee the performance obligations of Audacy Operations and the Originators under the Receivables Facility documents. The Company has not agreed to guarantee any obligations of Audacy Receivables or the collection of any of the receivables and will not be responsible for any obligations to the extent the failure to perform such obligations by Audacy Operations or any Originator results from receivables being uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness or other financial inability to pay of the related obligor.

In general, the proceeds from the sale of the accounts receivable are used by the SPV to pay the purchase price for accounts receivables it acquires from Audacy NY and may be used to fund capital expenditures, repay borrowings on the Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.

Although the SPV is a wholly owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivables) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivables are not legally assets of Audacy NY, Audacy Operations or the Company. The Receivables Facility is accounted for as a secured financing. The pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Consolidated Balance Sheets.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At September 30, 2021, the Company had outstanding borrowings of $75.0 million under the Receivables Facility.

(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Interest expense	$64,285	$65,783
Amortization of deferred financing costs	3,580	2,942
Amortization of original issue premium of senior notes	(1,331)	(2,546)
Interest income and other investment income	(50)	(70)
Total net interest expense	$66,484	$66,109

	Net Interest Expense
	Three Months Ended September 30,
	2021	2020
	(amounts in thousands)
Interest expense	$21,668	$20,723
Amortization of deferred financing costs	1,342	999
Amortization of original issue premium of senior notes	(241)	(849)
Interest income and other investment income	2	(27)
Total net interest expense	$22,771	$20,846
9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of September 30, 2021, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2022	$220.0
Collar	$340.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$340.0
For the nine months ended September 30, 2021, the Company recorded the net change in the fair value of this derivative as a gain of $1.3 million (net of tax benefit of $0.3 million as of September 30, 2021) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of September 30, 2021, the fair value of these derivatives was a liability of $1.2 million, and is recorded as other long-term liabilities on the condensed consolidated balance sheet. The Company expects to reclassify approximately $0.9 million of this amount to the condensed consolidated statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2021 and December 31, 2020:

	Accumulated Derivative Gain (Loss)
Description	September 30, 2021	December 31, 2020
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(860)	$(1,789)
The following tables presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the nine and three months ended September 30, 2021 and September 30, 2020:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Nine Months Ended September 30,
2021	2020	2021	2020
(amounts in thousands)
$929	$(2,099)	$912	$364

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended September 30,
2021	2020	2021	2020
(amounts in thousands)
$170	$515	$263	$249

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of September 30, 2021, the notional investments underlying the TRS amounted to $25.6 million. The contract term of the TRS is through March 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the nine months ended September 30, 2021, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $2.6 million benefit. Of this amount, a $0.8 million benefit was recorded in corporate, general and administrative expenses and a $1.8 million benefit was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(4,761)	$(16,878)	$(24,982)	$(79,827)
Denominator
Basic weighted average shares outstanding	135,894	134,735	135,857	134,753
Net income (loss) per share - Basic	$(0.04)	$(0.13)	$(0.18)	$(0.59)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(4,761)	$(16,878)	$(24,982)	$(79,827)
Denominator
Basic weighted average shares outstanding	135,894	134,735	135,857	134,753
Effect of RSUs and options under the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	135,894	134,735	135,857	134,753
Net income (loss) per share - Diluted	$(0.04)	$(0.13)	$(0.18)	$(0.59)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Impact Of Equity Issuances	2021	2020	2021	2020
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	588	609	588	609
Price range of options: from	$4.88	$3.54	$4.88	$3.54
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	1,411	2,464	429	2,626
RSUs excluded with service and market conditions as market conditions not met	—	199	—	199
Excluded shares as anti-dilutive when reporting a net loss	1,626	—	2,171	73

11.    SHARE-BASED COMPENSATION
Under the Company's two equity compensation plans (the “Plans”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2021
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2020	5,539
RSUs awarded	September 30, 2021	801
RSUs released	September 30, 2021	(1,437)
RSUs forfeited	September 30, 2021	(187)
RSUs outstanding as of:	September 30, 2021	4,716	$—	1.1	$24,158
RSUs vested and expected to vest as of:	September 30, 2021	4,716	$—	1.1	$24,158
RSUs exercisable (vested and deferred) as of:	September 30, 2021	5	$—	0.0	$26
Weighted average remaining recognition period in years		1.5
Unamortized compensation expense		$13,163
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2021	2020
	(amounts in thousands)
Intrinsic value of options exercised	$497	$—
Tax benefit from options exercised	$133	$—
Cash received from exercise price of options exercised	$45	$—

The following table presents the option activity during the current period under the Plans:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of September 30 2021
	(amounts in thousands)
Options outstanding as of:	December 31, 2020	809	$8.63
Options exercised	September 30, 2021	(115)	0.39
Options outstanding as of:	September 30, 2021	694	$10.00	2.9	$429
Options vested and expected to vest as of:	September 30, 2021	694	$10.00	2.9	$429
Options vested and exercisable as of:	September 30, 2021	596	$11.48	2.9	$—
Weighted average remaining recognition period in years		0.9
Unamortized compensation expense		$92
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding September 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable September 30, 2021	Weighted Average Exercise Price
From	To
$0.40	7.01	152	4.6	2.63	54	$5.54
$9.66	13.98	542	2.5	12.06	542	$12.06
$0.40	13.98	694	2.9	10.00	596	$11.48
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Station operating expenses	$3,054	$1,552
Corporate general and administrative expenses	6,726	4,616
Stock-based compensation expense included in operating expenses	9,780	6,168
Income tax benefit (1)	2,219	1,452
After-tax stock-based compensation expense	$7,561	$4,716

	Three Months Ended September 30,
	2021	2020
	(amounts in thousands)
Station operating expenses	$937	$524
Corporate general and administrative expenses	3,491	1,421
Stock-based compensation expense included in operating expenses	4,428	1,945
Income tax benefit (1)	1,054	480
After-tax stock-based compensation expense	$3,374	$1,465
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12.    INCOME TAXES
Tax Rate for the Nine and Three Months Ended September 30, 2021
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company used a discrete effective tax rate method to calculate taxes for the fiscal three- and nine-month periods ended September 30, 2021. The Company determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three- and nine-month periods ended September 30, 2021.
The Company recognized an income tax benefit at an effective income tax rate of 20.7% for the nine months ended September 30, 2021. The Company recognized an income tax expense at an effective income tax rate of 173.5% for the three months ended September 30, 2021. The effective income tax rate was determined using a discrete effective tax rate method to calculate taxes for the period. The effective income tax rate for the period was impacted by permanent items, state tax expense and discrete income tax expense related to net operating loss carrybacks.
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
Tax Rate for the Nine and Three Months Ended September 30, 2020
The Company recognized an income tax benefit at an effective income tax rate of 20.4% and 20.0% for the nine months and three months ended September 30, 2020, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at September 30, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$31,193	$25,119	$—	$—	$6,074
Interest Rate Cash Flow Hedge (3)	$1,173	$—	$1,173	$—	$—
Contingent Consideration (4)	$8,397	$—	$—	$8,397	$—
Description	Balance at December 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,474	$27,040	$—	$—	$6,434
Interest Rate Cash Flow Hedge (3)	$2,439	$—	$2,439	$—	$—
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
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate decreased to

9.5% at September 30, 2021. As a result, the fair value of the contingent consideration at September 30, 2021 increased to $8.4 million. This balance is included in other long-term liabilities.
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
During the fourth quarter of 2020, the Company conducted a qualitative impairment assessment on its goodwill attributable to the podcast reporting unit. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the goodwill attributable to the podcast reporting unit exceeded its respective carrying amount. Refer to Note 6, Intangible Assets and Goodwill, for additional information.
The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. The Company recorded an immaterial impairment charge related to ROU asset impairment during the three months ended March 31, 2020.
During the nine months ended September 30, 2021, there were no events or changes in circumstances which indicated the Company’s broadcasting licenses, goodwill, investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$677,006	$671,082	$754,006	$737,041
Revolver (2)	$42,727	$42,727	$114,727	$114,727
Senior Notes (3)	$—	$—	$400,000	$398,000
2029 Notes (3)	$540,000	$547,425	$—	$—
2027 Notes (3)	$425,000	$435,094	$425,000	$429,250
Accounts receivable facility (4)	$75,000		$—
Other debt (4)	$765		$808
Letters of credit (4)	$6,069		$6,229
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
(4)The Company does not believe it is practicable to estimate the fair value of the accounts receivable facility, other debt or the outstanding standby letters of credit.

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
During the second quarter of 2021, the Company entered into an agreement with a third party to dispose of land and land improvements and equipment. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at September 30, 2021. In aggregate, these assets had a carrying value of approximately $0.5 million. The transaction is expected to close within one year.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	September 30, 2021	December 31, 2020
	(amounts in thousands)
Net property and equipment	528	4,686
Radio broadcasting licenses	—	16,744
Operating lease right-of-use assets	—	1,292
Operating lease liabilities	—	(1,315)
Net assets held for sale	$528	$21,407

15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	September 30, 2021	December 31, 2020
		(amounts in thousands)
Short-term	Other current liabilities	$212	$437
Long-term	Other long-term liabilities	101	477
Total		$313	$914

Employee Stock Purchase Plan
Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP. The ESPP resumed on July 1, 2021. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Number of shares purchased	39	166
Non-cash compensation expense recognized	$21	$43
Share Repurchase Program
During the nine months ended September 30, 2021, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of September 30, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
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
17.    SUBSEQUENT EVENTS
Events occurring after September 30, 2021, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Additional 2027 Notes Offering
On October 20, 2021, the Company completed the issuance and sale of $45.0 million in aggregate principal amount of additional 2027 Notes (the "Additional 2027 Notes"). The Additional 2027 Notes are treated as a single series with the 2027 Notes.
The Additional 2027 Notes are not a registered security and there are no plans to register the Additional 2027 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of an exclusive perpetual license to WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million. The Company will operate WideOrbit Streaming under the name AmperWave. The Company funded this acquisition through a draw on its Revolver. The Company used the net proceeds from the Additional 2027 Notes offering to repay outstanding amounts under the Company's Term B-2 Loan to offset the impact of the Revolver draw. Upon completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. This information will be included in future filings.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2021 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the nine and three months ended September 30, 2021, as compared to the nine and three months ended September 30, 2020:
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
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, net revenues in each month from March 2021 to September 2021 exceeded net revenues in each month from March 2020 to September 2020.
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
•increase bad debt expense due to an inability of some of our clients to meet their payment terms; and
•cause elevated employee medical claims costs.
The following proactive actions were taken by management in an effort to partially offset the above:
•temporary salary reductions in 2020 implemented across senior management and the broader organization;
•temporary freezing of contractual salary increases in 2020;

•temporary suspension of the employee stock purchase program;
•furlough and termination of select employees;
•temporary suspension of new employee hiring, travel and entertainment, and 401(k) matching program,
•suspension of quarterly dividend program; and
•reduction of sales and promotions spend as well as consulting and other discretionary expenses.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the nine and three months ended September 30, 2021, may not be indicative of the results for the year ending December 31, 2021.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based on the timing of this transaction, our condensed consolidated financial statements for the nine and three months ended September 30, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (ii) do not reflect the results of the divested stations. Our condensed consolidated financial statements for the nine and three months ended September 30, 2020: (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the three months ended September 30, 2021, reflect the results of Podcorn. Our condensed consolidated financial statements for the nine months ended September 30, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. Our condensed consolidated financial statements for the nine and three months ended September 30, 2020, do not reflect the results of Podcorn.
QL Gaming Group Acquisition
In November 2020, we completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of this transaction, our condensed consolidated financial statements for the nine and three months ended September 30, 2021 reflect the results of QLGG. Our condensed consolidated financial statements for the nine and three months ended September 30, 2020 do not reflect the results of QLGG.
Integration Costs and Restructuring Charges
In connection with the CBS Radio business acquisition in November 2017 (the "Merger"), we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million during the nine months ended September 30, 2020. Amounts were expensed as incurred and are included in Integration costs.
In connection with the Merger and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $4.2 million and $10.3 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. We incurred restructuring charges, including workforce reductions and other restructuring costs of $2.3 million and $1.2 million during the three months ended September 30, 2021 and September 30, 2020, respectively. Amounts were expensed as incurred and are included in Restructuring charges.
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

Nine Months Ended September 30, 2021 As Compared To The Nine Months Ended September 30, 2020

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$874.6	$741.4	18%

OPERATING EXPENSE:
Station operating expenses	718.9	668.2	8%
Depreciation and amortization expense	38.7	37.7	3%
Corporate general and administrative expenses	71.5	42.0	70%
Integration costs	—	0.5	(100)%
Restructuring charges	4.2	10.3	(59)%
Impairment loss	1.4	17.0	(92)%
Refinancing expenses	0.5	—	100%
Other expenses	0.5	(0.2)	(350)%
Total operating expense	835.7	775.5	8%
OPERATING INCOME (LOSS)	38.9	(34.1)	(214)%

INTEREST EXPENSE	66.4	66.1	—%
Net (gain) loss on extinguishment of debt	8.2	—	100%
Net (gain) loss on sale or disposal of assets	(3.7)	—	100%
Other (income) expense	(0.5)	—	100%

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(31.5)	(100.2)	(69)%

INCOME TAXES (BENEFIT)	(6.5)	(20.4)	(68)%
NET INCOME (LOSS)	$(25.0)	$(79.8)	(69)%
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
Station operating expenses include non-cash compensation expense of $3.1 million and $1.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of intangible assets in 2021 relative to 2020. The increase in amortization is due to the addition of amortizable intangible assets in the QLGG Acquisition and the Podcorn Acquisition. Additionally, depreciation and amortization expense increased due to an increase in capital expenditures in 2021 relative to 2020. The decrease in capital expenditures in 2020 was planned in order to mitigate the adverse financial impact of the COVID-19 pandemic. This reduction was part of a comprehensive set of measures to significantly reduce expenses and cash expenditures.
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
Corporate general and administrative expenses include non-cash compensation expense of $6.7 million and $4.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Integration Costs
Integration costs were incurred during the nine months ended September 30, 2020 as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges.
Impairment Loss
The impairment loss incurred during the nine months ended September 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases. During the nine months ended September 30, 2020, we conducted interim impairment assessments on our broadcasting licenses. As a result of the interim impairment assessments, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a cumulative non-cash impairment charge on our broadcasting licenses of $16.0 million.
Refinancing Expenses
We incurred $0.5 million of costs in connection with the issuance of the 2029 Notes.

Interest Expense
During the nine months ended September 30, 2021, we incurred an additional $0.3 million in interest expense as compared to the nine months ended September 30, 2020.
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
Net (Gain) Loss on Sale or Disposal of Assets
During the nine months ended September 30, 2021, we recognized:(i) a gain of $4.0 million from the Urban One Exchange; and (ii) a gain of $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.
Income Taxes (Benefit)
Tax Rate for the Nine Months Ended September 30, 2021
We recognized an income tax benefit at an effective income tax rate of 20.7% for the nine months ended September 30, 2021. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We used a discrete effective tax rate method to calculate taxes for the fiscal three- and nine-month periods ended September 30, 2021. We determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three- and nine-month periods ended September 30, 2021.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of NOLs, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We are continuing to assess the impact that the CARES Act may have on our tax obligations.
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
Tax Rate for the Nine Months Ended September 30, 2020
The estimated annual effective income tax rate was 20.4%, which was determined using a forecasted rate based upon projected taxable income for the year. The effective income tax rate was impacted by a discrete income tax expense item related to the shortfall associated with share-based awards.

Three Months Ended September 30, 2021 As Compared To The Three Months Ended September 30, 2020

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$329.4	$268.5	23%

OPERATING EXPENSE:
Station operating expenses	261.0	228.7	14%
Depreciation and amortization expense	12.5	12.6	(1)%
Corporate general and administrative expenses	24.2	14.5	67%
Restructuring charges	2.3	1.2	92%
Impairment loss	—	11.8	(100)%
Other expenses	0.2	—	100%
Total operating expense	300.2	268.8	12%
OPERATING INCOME (LOSS)	29.2	(0.3)	(9,833)%
INTEREST EXPENSE	22.8	20.8	10%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	6.4	(21.1)	(130)%

INCOME TAXES (BENEFIT)	11.2	(4.2)	(367)%
NET INCOME (LOSS)	$(4.8)	$(16.9)	(72)%
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
Net revenues increased the most for our stations located in the Los Angeles and New York City markets. Net revenues decreased the most for our stations located in the Charlotte and Greensboro markets. We exited the Charlotte market in connection with the Urban One Exchange.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year due to the reversal of payroll reduction measures taken in 2020; and (ii) an increase in 2021 revenues which resulted in a corresponding increase in variable sales-related expenses.
Station operating expenses include non-cash compensation expense of $0.9 million and $0.5 million for the three months ended September 30, 2021 and September 30, 2020, respectively.
Depreciation and Amortization Expense
Depreciation expense for the three months ended September 30, 2021 as compared to depreciation expense for the three months ended September 30, 2020 remained generally consistent period over period.

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
Corporate general and administrative expenses include non-cash compensation expense of $3.5 million and $1.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
During the three months ended September 30, 2020, we conducted an interim impairment assessment on our broadcasting licenses. As a result of the interim impairment assessment, we determined that the carrying value of our broadcasting licenses was greater than their fair value in certain markets and we recorded a non-cash impairment charge on our broadcasting licenses of $11.8 million.
Interest Expense
During the three months ended September 30, 2021, we incurred an additional $2.0 million in interest expense as compared to the three months ended September 30, 2020. As discussed above, we issued the $540.0 million 2029 Notes in March 2021 and used net proceeds and cash on hand to partially repay $517.0 million of existing indebtedness under our Term B-2 Loan, Revolver, and Senior Notes.
This increase in interest expense was primarily attributable to an increase in the outstanding indebtedness upon which interest is computed. This increase was partially offset by: (i) a reduction in outstanding variable-rate indebtedness upon which interest is computed; and (ii) the replacement of a portion of our fixed-rate debt with fixed-rate debt at a lower interest rate.
Income Taxes (Benefit)
As discussed above, we used a discrete effective tax rate method to calculate taxes for the three months ended September 30, 2021.
For the three months ended September 30, 2021, the effective income tax rate was 173.5%. The effective income tax rate for the quarter was impacted by a decrease in the estimated annualized effective tax rate.
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
The Credit Facility as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan with $677.0 million outstanding at September 30, 2021. During the nine months ended September 30, 2021, and in connection with the issuance of the 2029 Notes we: (i) repaid $40.0 million outstanding under our Revolver; and (ii) repaid $77.0 million outstanding under the Term B-2 Loan. We subsequently made additional borrowings and payments against our Revolver.
As of September 30, 2021, we had $677.0 million outstanding under the Term B-2 Loan and $42.7 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit.
As of September 30, 2021, total liquidity was $264.1 million, which was comprised of $201.3 million available under the Revolver and $62.8 million in cash and cash equivalents. For the nine months ended September 30, 2021, we increased our outstanding debt by $51.5 million due to: (i) the previously discussed debt refinancing activities; (ii) additional draw down and repayment activity under our Revolver; and (iii) the addition of our $75.0 million accounts receivable facility, discussed below.
As of September 30, 2021, our Consolidated Net First Lien Leverage Ratio was 3.0 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
Accounts Receivable Facility
On July 15, 2021, we and certain of our subsidiaries entered into a $75.0 million accounts receivable securitization facility (the "Receivables Facility") to provide additional liquidity, to reduce our cost of funds and to repay outstanding indebtedness under the Credit Facility.
The documentation for the Receivables Facility includes (i) a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) entered into by and among Audacy Operations, Inc., a Delaware corporation and our wholly-owned subsidiary (“Audacy Operations”), Audacy Receivables, LLC, a Delaware limited liability company and our wholly-owned subsidiary, as seller (“Audacy Receivables”), the investors party thereto (the “Investors”), and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as agent (“DZ BANK”); (ii) a Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among Audacy Operations, Audacy New York, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Audacy NY”), and Audacy Receivables; and (iii) a Purchase and Sale Agreement (the “Purchase and Sale Agreement,” and together with the Receivables Purchase Agreement and the Sale and Contribution Agreement, the “Agreements”) by and among certain of our wholly-owned subsidiaries (together with Audacy NY, the “Originators”), Audacy Operations and Audacy NY.
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either one-month LIBOR or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements.

The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’s failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.

We have agreed to guarantee the performance obligations of Audacy Operations and the Originators under the Receivables Facility documents. We have not agreed to guarantee any obligations of Audacy Receivables or the collection of any of the receivables and will not be responsible for any obligations to the extent the failure to perform such obligations by Audacy Operations or any Originator results from receivables being uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness or other financial inability to pay of the related obligor.

In general, the proceeds from the sale of the accounts receivable are used by the SPV to pay the purchase price for accounts receivables it acquires from Audacy NY and may be used to fund capital expenditures, repay borrowings on the Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.

Although the SPV is a wholly owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivables) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivables are not legally assets of Audacy NY, Audacy Operations or the Company. The Receivables Facility is accounted for as a secured financing. The pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Consolidated Balance Sheets.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At September 30, 2021, we had outstanding borrowings of $75.0 million under the Receivables Facility.
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
As of September 30, 2021, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
As discussed above, during the nine months ended September 30, 2021, we issued a call notice to redeem our Senior Notes with an effective date of April 10, 2021. We incurred interest on the Senior Notes until the redemption date. In connection with the redemption, we deposited the following funds to satisfy our obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (i) $400.0 million to redeem the Senior Notes in full; (ii) $14.5 million for a call premium for the early retirement of the Senior Notes; and (iii) $12.8 million for accrued and unpaid interest through April 10, 2021. As a result of the refinancing, we recorded an $8.2 million loss on extinguishment of debt that included the call premium, the write off of unamortized debt issuance costs, and the write off of unamortized premium on the Senior Notes.
Operating Activities
Net cash flows provided by operating activities were $45.6 million and $82.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

The cash flows from operating activities decreased primarily due to an increase in net investment in working capital of $98.6 million. This decrease was partially offset by an increase in net income, as adjusted for certain non-cash charges and income tax benefits of $61.2 million.
The increase in investment in working capital is primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of accrued interest expense; (iv) settlements of other long-term liabilities; and (v) settlements of prepaid expenses.
The increase in net income, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to: (i) a reduction in net loss of $54.8 million; (ii) a reduction in deferred tax benefits of $22.0 million; and (iii) a reduction in impairment loss of $15.7 million
Investing Activities
Net cash flows used in investing activities were $53.4 million and $11.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively
During 2021, net cash flows used in investing activities increased primarily due to: (i) an increase to additions to tangible and intangible assets of $17.4 million; (ii) an increase in purchase of businesses and audio assets of $15.3 million; and (iii) a reduction in proceeds from sales of radio stations and other assets of $9.3 million.
Financing Activities
Net cash flows provided by financing activities were $39.7 million for the nine months ended September 30, 2021. Net cash flows used in financing activities were $58.5 million for the nine months ended September 30, 2020.
During 2021, net cash flows provided by financing activities increased primarily due to: (i) an increase in the proceeds from issuance of long-term debt of $540.0 million; (ii) an increase in the proceeds from the Receivables Facility of $75.0 million; and (iii) a reduction in payments against the Revolver of $62.0 million. These increases in cash inflows were partially offset by: (i) an increase in cash outflows related to the redemption of the Senior Notes of $400.0 million; (ii) a reduction in borrowings under the Revolver of $94.7 million; (iii) an increase in payments of long-term debt of $62.4 million; (iv) an increase in payments of call premiums and other fees of $14.5 million; and (v) an increase in payments for debt issuance costs of $9.4 million.
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
Share Repurchase Program
During the nine months ended September 30, 2021, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of September 30, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
During the nine months ended September 30, 2021, we did not pay any federal income taxes. During the nine months ended September 30, 2021, we received a net refund of $0.3 million in state income taxes. We do not anticipate making any federal income tax payments in 2021 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.

Capital Expenditures
Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2021 were $39.3 million. We anticipate that total capital expenditures in 2021 will be between $70 million and $75 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of September 30, 2021, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021, other than as described below.
As discussed above in the liquidity section, during the nine months ended September 30, 2021, we issued the $540.0 million 2029 Notes and used net proceeds to: (i) fully redeem the $400.0 million Senior Notes due to mature in 2024; (ii) repay $77.0 million under the Term B-2 Loan; and (iii) repay $40.0 million under the Revolver. Additionally, we also entered into a $75.0 million accounts receivable securitization facility to provide additional liquidity. As a result of this activity and other borrowings and payments against our Revolver, the amounts outstanding under our long-term debt obligations increased by $51.5 million during the nine months ended September 30, 2021 and the maturity of our debt was pushed out to later periods.
As discussed above, during the nine months ended September 30, 2021, we acquired Podcorn. This acquisition included cash due at closing as well as contingent consideration. The fair value of the contingent consideration, which is included in other long-term liabilities, is $8.4 million at September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2021. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
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

As of September 30, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting License Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2020 in which 38 markets were written down to fair value, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting had a carrying value of $2,160.6 million at December 31, 2020. As a result of the Urban One Exchange, in which we recorded an additional $23.2 million of broadcasting licenses at fair value, this figure was increased to $2,183.8 million at September 30, 2021.
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
As of September 30, 2021, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of September 30, 2021, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $5.7 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of September 30, 2021.
Assuming LIBOR remains flat, interest expense in 2021 versus 2020 is expected to be higher primarily due to the replacement of a portion of our variable-rate debit with fixed-rate debt at a higher interest rate. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable-rate indebtedness.
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

Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument liability as of September 30, 2021 was $1.2 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2021, we did not have any investments in money market instruments.
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
ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended September 30, 2021:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2021 - July 31, 2021	—	$—	—	$41,578,230
August 1, 2021 - August 31, 2021	4,017	$3.59	—	$41,578,230
September 1, 2021 - September 30, 2021	5,210	$3.26	—	$41,578,230
Total	9,227		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 4,017 shares at an average price of $3.59 in August 2021; and (ii) 5,210 shares at an average price of $3.26 in September 2021. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended September 30, 2021.

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
4.6 #
Second Supplemental Indenture, dated as of October 20, 2021, by and among Audacy Capital Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on October 20,2021)

10.1 #
Receivables Purchase Agreement, dated as of July 15, 2021, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2021)

10.2 #
Purchase and Sale Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., the Originators party thereto and Audacy New York, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2021)

10.3 #
Sale and Contribution Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., Audacy New York, LLC and Audacy Receivables, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2021)

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

AUDACY, INC. (Registrant)

Date: November 9, 2021	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 9, 2021	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)