Form 10-K
period 2021-12-31
AUDACY, INC.
filed 2022-03-01
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14461
________________________________________
Audacy, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, was $509,166,535 based on the closing price of $4.31 on the New York Stock Exchange on such date. The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
Class A common stock, $0.01 par value 140,051,689 shares outstanding as of February 11, 2022
(Class A shares outstanding includes 6,270,139 unvested and vested but deferred restricted stock units).
Class B common stock, $0.01 par value 4,045,199 shares outstanding as February 11, 2022.

1

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

i

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “Audacy,” “we,” the “Company,” “us,” “our” and similar terms refer to Audacy, Inc. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under accounting guidance.
With respect to annual fluctuations within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the designation of “nmf” represents “no meaningful figure.” This designation is reserved for financial statement line items with such an insignificant change in annual activity that the fluctuation expressed as a percentage would not provide the users of the financial statements with any additional useful information.
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
Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Spring 2021 publication of Nielsen’s Radio Markets; Population, Rankings and Information.
i

PART I
ITEM 1.    BUSINESS
Audacy is a leading, multi-platform audio content and entertainment company. As the leading creator of live, original, local, premium audio content in the United States and the nation’s leader in local sports radio and news, we are home to the nation's most influential collection of podcasts, digital and broadcast audio content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes positions in all of the top 16 markets and 21 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
Our Digital and Live Events Platforms
We operate digital properties on multiple platforms, including websites, mobile apps, and social media. We expand our reach and engagement with unique digital content and amplify brand impact through social media integration with influential local talent.
Audacy App. We provide streaming services through our Audacy app and website, our integrated digital platform where consumers discover and connect live with premium, curated content powered by over 856 programmed radio stations and their websites, podcasts, audio on-demand, and exclusive content across entertainment, music, news and sports. Harnessing the power of our cumulative audience, this robust platform is delivering fast growth and deep engagement twenty-four hours a day, seven days a week.
Pineapple and Cadence13. In July 2019, we completed an acquisition of Pineapple Street Media ("Pineapple"), an award-winning, renowned independent producer of top-rated podcast content. In October 2019, we completed our acquisition of podcaster Cadence13, Inc. ("Cadence13") by purchasing the remaining shares in Cadence13 that we did not already own. We initially acquired a 45% interest in Cadence13 in July 2017. Through our strategic acquisitions of Pineapple, Cadence13 and Podcorn (as defined below), we are one of the top three podcasters in the United States market creating, distributing and monetizing premium, personality-based podcasts to our audiences with more than 210 million monthly downloads.
These two acquisitions create a unique leadership position that leverages our scale across the top 50 markets, our enhanced targeted data capabilities, our top-rated portfolio of spoken word brands, and both Cadence13 and Pineapple's capabilities as two of the industry's leading developers and sellers of original podcast content.
Podcorn. In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn"). This acquisition expands our product offering for advertisers and builds on our position as one of the country's three largest podcast publishers. Podcorn creates an infrastructure for enabling direct podcaster and advertiser relationships, surfacing the most relevant matches to scale native branded content, driving higher ROI for brands, and enhancing how podcast creators monetize their content.
Sports Platform. We are the nation's leading collection of sports talk stations covering 23 of the top 50 markets and broadcast partner to over 40 professional sports teams and numerous college athletic programs. In November 2020, we acquired a sports data and iGaming affiliate platform QL Gaming Group ("QLGG"), which brings data, analytics and insight-driven content to Audacy's sports broadcast stations, podcasts and our Audacy platform.
AmperWave. In October 2021, we completed an acquisition of WideOrbit's audio streaming and advertising technology business. We operate WO Streaming under the name AmperWave. This acquisition gives us control of our product roadmap to deliver enhanced consumer-facing streaming features for our listeners.
Live Events. We are a leading creator of live, original events, including large-scale concerts, intimate live performances with big artists on small stages, and crafted food and beverage events.

Our Strategy
Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver live, local, premium audio content, events and experiences in the communities we serve and, in turn, offer advertisers access to a highly effective marketing platform to reach large and targeted local audiences. The principal components of our strategy are to: (i) be America’s leading creator of live, original, local, premium audio content by building strongly branded radio stations with highly compelling content; (ii) focus on delivering effective integrated marketing solutions for our customers that incorporate audio, digital and experiential assets and leverage our national scale and digital and live events platforms; (iii) assemble and develop market leading station clusters; and (iv) offer a great place to work, where our talented high achievers can grow and thrive.
More specifically, our key revenue growth drivers include the following: (i) scale-driven national business development; (ii) leveraging unrivaled sports leadership; (iii) capitalizing on strong digital, events and podcasting platforms; (iv) developing strong data, analytics and attribution capabilities; and (v) building on the opportunity for radio to increase share of advertising spending.
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
A growing source of our revenues are derived from our digital and podcasting operations. The podcast advertising market is growing rapidly and we believe the acquisitions of Cadence13, Pineapple and Podcorn position us well for sustained success in this space due to the scale of our radio broadcasting platform, and the powerful symbiotic opportunities, driven by our leading position in sports, news, and local personalities. The primary source of revenue for our podcasting operations is the sale of advertising time to regional and national advertisers who purchase commercials in varying lengths.
Spot Revenues
We sell air-time to advertisers and broadcast commercials at agreed upon dates and times. Our performance obligations are broadcasting advertisements for advertisers at specifically identifiable days and dayparts. The amount of consideration we receive and revenue we recognize is fixed based upon contractually agreed upon rates. We recognize revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Digital Revenues
We provide targeted advertising through the sale of streaming and display advertisements on our station streams and digital platforms. Performance obligations include delivery of advertisements over our platforms or delivery of targeted advertisements directly to consumers. We recognize revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
We also provide embedded advertisements in our owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. We recognize revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.

We also operate a premier digital agency business that serves local and national advertisers. Our offerings span all facets of digital advertising, with a suite of products that can fit nearly every advertiser's needs, helping them generate strong returns from their digital campaigns. Advertisers can seamlessly buy across our broadcast platform, our owned digital assets like streaming and podcasting, and our third-party digital offerings like search, social, email and video.
Through our acquisition of Pineapple, we create podcasts, for which we earn production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. We recognize revenue over the term of the production contract.
Network Revenues
We sell air-time on our Audacy Network. The amount of consideration we receive and revenue we recognize is fixed based upon contractually agreed upon rates. We recognize revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Sponsorship and Event Revenues
We sell advertising space at live and local events hosted by us across the country. We also earn revenues from attendee-driven ticket sales and merchandise sales. Performance obligations include the presentation of the advertisers' branding in highly visible areas at the event. These revenues are recognized at a point in time, as the event occurs and the performance obligations are satisfied.
We also sell sponsorships including, but not limited to, naming rights related to our programs or studios. Performance obligations include the mentioning or displaying of the sponsors' name, logo, product information, slogan or neutral descriptions of the sponsors' goods or services in acknowledgement of their support. These revenues are fixed based upon contractually agreed upon terms. We recognize revenue over the length of the sponsorship agreement based upon the fair value of the deliverables included.
Other Revenues
We earn revenues from on-site promotions and endorsements from talent. Performance obligations include the broadcasting of such endorsements at specifically identifiable days and dayparts or at various local events. We recognize revenue at a point in time when the performance obligations are satisfied.
We earn trade and barter revenue by providing advertising broadcast time in exchange for certain products, supplies, and services. We include the value of such exchanges in both net revenues and station operating expenses. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. We recognize revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied.
Competition
The radio broadcasting, digital and podcasting industries are highly competitive. We compete for listeners and advertising revenue with other radio stations, podcasters, and audio companies. Specifically, we compete for audiences and advertising revenues with other media including: digital audio streaming, podcasts, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.
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
Foreign Ownership Rules. The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or aliens, non-U.S. citizens, whether individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the licensee’s capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of alien ownership. The FCC considers investment proposals from international companies or individuals on a case-by-case basis.
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

FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($445,445 for a single violation, up to a maximum of $4,111,796 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints that have been submitted to the FCC of which we have not yet been notified.
Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $55,052.
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
Human Capital
As of January 31, 2022, we had 3,586 full-time employees and 1,296 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA"). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East ("WGAE") and/or Writers Guild of America West ("WGAW"). With respect to certain of our stations in our Chicago, Los Angeles, New York City, San Francisco, and St. Louis markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). We believe that our relations with our employees are good.
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
We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. Our Diversity, Equity and Inclusion ("DEI") Task Force is dedicated to serving our communities and making positive, meaningful impact through: (i) building a more diverse organization; (ii) strengthening our culture of inclusion and respect; and (iii) fostering a more just, equitable and inclusive nation. Through our year-long fellowship experiences, which include on-the-job learning and growth opportunities, we welcome recent college graduates from underrepresented groups and underserved communities, as well as others who demonstrate the talent and desire to pursue a career in audio to fill key openings across our organization. The fellowship program is a structured one-year job assignment complete with coaching, mentoring and career development experiences to foster a rapid learning and growth environment among the cohort, while increasing the successful integration of early career talent within our team.

Corporate Governance
Code Of Business Conduct And Ethics. We have a Code of Business Conduct and Ethics that applies to each of our employees, including our principal executive officers and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the “Investors” sub-page of our website located at www.audacyinc.com/investors/corporate-governance.
Board Committee Charters. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter as required by the rules of the New York Stock Exchange (the “NYSE”). These committee charters can be found on the “Investors” sub-page of our website located at www.audacyinc.com/investors/corporate-governance.
Corporate Governance Guidelines. NYSE rules require our Board of Directors (the “Board”) to establish certain Corporate Governance Guidelines. These guidelines can be found on the “Investors” sub-page of our website located at www.audacyinc.com/investors/corporate-governance.
Environmental Compliance
As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business.
Seasonality
Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality and certain other factors, the results of interim periods may not necessarily be indicative of results for the full year. In additions, our operations are impacted by political cycles and generally experience higher revenues in congressional and presidential election years. This cyclicity may affect comparability between years.
Internet Address and Internet Access to Periodic and Current Reports
You can find more information about us that includes a list of our stations in each of our markets on our Internet website located at www.audacyinc.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We will also provide a copy of our annual report on Form 10-K upon any written request.

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
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that have adversely impacted our business, results of operations and financial position. Specifically, our national and local businesses that we currently rely on with respect to our operations, may continue to experience disruptions in supply chains, labor market constraints, closing of facilities and suspension of production, and reduction in demand for many goods and services. These disruptions could continue to result in a decrease in advertising spend and/or heighten the risk with respect to collectability of our accounts receivable.
These disruptions have adversely impacted our revenue, results of operations and financial operations for the years ended December 31, 2021 and 2020. Throughout 2021, our revenues continued to recover from the COVID-19 pandemic. While a number of our advertising categories have not fully recovered to pre-COVID-19 levels, a significant number of advertising categories are back above 2019 levels.
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

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments, which cannot be accurately predicted and are uncertain, including, but not limited to: the duration, scope and severity of the COVID-19 pandemic, and any additional resurgences or COVID-19 variants; the ability to effectively and widely manufacture and distribute vaccines, the public's perception of the safety of the vaccines and their willingness to take the vaccines; the effect of the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public's willingness to attend live events; and the pace of recovery when the pandemic subsides. The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, or cash flows, as well as heighten the other risks discussed in this Item 1A, Risk Factors.
Our results may be impacted by economic trends.
Our net revenues increased in 2021 as compared to 2020 primarily as a result of economic recovery and improvements across all segments of our business from the depressed levels of 2020. As noted above, our net revenues decreased in 2020 as compared to 2019 primarily as a result of the COVID-19 pandemic.
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
The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies and services with which we compete for listeners and advertising revenues. We may lack the resources to acquire new technologies or introduce new services to allow us to effectively compete with these new offerings. Competing technologies and services which compete for listeners and advertising revenues traditionally spent on audio advertising include: (i) personal audio devices such as smart phones; (ii) satellite-delivered digital radio services that offer numerous programming channels such as SiriusXM Satellite Radio; (iii) audio programming by internet content providers and internet radio stations such as Spotify and Pandora; (iv) low-power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas; (v) digital audio files made available on the Internet for downloading to a computer or mobile device such as podcasts that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and (vi) search engine and e-commerce websites where a significant portion of their revenues are derived from advertising revenues such as Google and Yelp.
We cannot predict the effect, if any, that competition arising from new technologies may have on us or on our financial condition, results of operations and cash flows.
Cybersecurity threats could have a material adverse effect on our business.
The use of our computers and digital technology in substantially all aspects of our business operations gives rise to cybersecurity risks, including malware, spam, advanced persistent threats, email Denial of Service, or DoS, and Distributed Denial of Service, or DDoS, data leaks, and other security threats. A cybersecurity attack could compromise confidential information or disrupt our operations. There can be no assurance that we, or the information security systems we implement, will protect against all of these rapidly changing risks. A cybersecurity incident has previously, and could in the future, increase our operating costs, disrupt our operations, harm our reputation, or subject us to liability under contracts with our commercial partners, or laws and regulations that protect personal data. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or on-going incidents that go undetected. Our information security systems and processes, which are designed to protect the confidentiality, integrity and availability of networks, systems, applications and digital information, cannot provide absolute security. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or "phishing" tactics, ransomware attacks, and other methods. Cybersecurity breaches could result in an increase in costs related to securing our systems against cybersecurity threats, defending against litigation, responding to regulatory investigation, and other remediation costs or capital expense associated with detecting, preventing, and responding to cybersecurity incidents, including augmenting backup and recovery capabilities.
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
Competition for experienced professional personnel is intense, and we must work to retain and attract these professionals. For example, our radio stations and podcasting operations compete for creative and on-air talent with other radio stations, audio companies and other media, such as broadcast, cable and satellite television, digital media and satellite radio. Changes in program talent, due to competition and other reasons, could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.
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
An adverse decision against us or other broadcasters in these types of matters or new legislation in this area could impede our ability to broadcast or stream the Pre-1972 Recordings and/or increase our royalty payments, as well as expose us to liability for past broadcasts.

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
For 2021, we generated over 50% of our as reported net revenues from 10 of our markets, which were Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York City, Philadelphia, San Francisco and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.
Impairments to our broadcasting licenses and goodwill have reduced our earnings.
We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant portion of these impairment losses was recorded in 2008 during the recession, during the fourth quarter of 2018 as a result of an interim impairment assessment, during the fourth quarter of 2019 in connection with our annual impairment assessment, during the second and third quarters of 2020 as a result of interim impairment assessments, and during the fourth quarter of 2020 in connection with our annual impairment assessment. As of December 31, 2021, our broadcasting licenses and goodwill comprised approximately 68% of our total assets.
The annual impairment assessment conducted during the fourth quarter of 2021 indicated the fair value of our broadcasting licenses and the fair value of our podcast reporting unit and QLGG reporting unit was greater than their respective carrying amounts. Accordingly, no impairment loss was recorded.
The interim impairment assessments conducted during the second and third quarters of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, we recorded an impairment loss of $4.1 million, ($3.0 million, net of tax) and $11.8 million, ($8.7 million, net of tax), respectively.
The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, we recorded an impairment loss of $246.0 million, ($180.4 million, net of tax)
The valuation of our broadcasting licenses and our reporting units is subjective and based on our estimates and assumptions rather than precise calculations. The fair value measurements for our broadcasting licenses and our reporting units use significant unobservable inputs and reflect our own assumptions, including market share and profit margin for an average station, growth within a radio market, estimates of costs and losses during early years, potential competition within a radio market and the appropriate discount rate used in determining fair value.
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
If events occur or circumstances change that would reduce the fair value of the broadcasting licenses and reporting units below the amount reflected on the balance sheet, we could be required to recognize impairment charges, which may be material, in future periods. Current accounting guidance does not permit a valuation increase.
We have significant obligations relating to our current operating leases.
As of December 31, 2021, we had future operating lease commitments of approximately $303.0 million that are disclosed in Note 23, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is an operating or finance lease. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This guidance was effective for us as of January 1, 2019. The impact of this guidance had a material impact on our financial position and the impact to our results of operations and cash flows was not material. As of January 1, 2019, we recorded a cumulative-effect adjustment to our accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from a sale and leaseback transaction under the previous accounting guidance for leases. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation was primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets.

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
We have substantial indebtedness. As of December 31, 2021, we had a senior secured credit agreement (the “Credit Facility”) of $1.0 billion that is comprised of: (a) a term B-2 loan (the “Term B-2 Loan”) with $632.4 million outstanding at December 31, 2021; and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $97.7 million was outstanding at December 31, 2021. In addition to the Credit Facility, we also have outstanding: (i) $470.0 million aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the “2027 Notes”); (ii) $540.0 million aggregate principal amount of 6.750% senior secured second-lien notes due March 31, 2029 (the " 2029 Notes"); and (iii) a $75.0 million accounts receivable securitization facility (the "Receivables Facility").
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
•expose us to the risk of increased interest rates as borrowing under the Term B-2 Loan, Revolver and Receivables Facility are subject to variable rates of interest; and
•may limit or prohibit our ability to borrow additional funds.
The undrawn amount of the Revolver was $146.3 million as of December 31, 2021. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2021, we would not be limited in these borrowings.
We may from time to time seek to amend our existing indebtedness agreements or obtain funding or additional debt financing, which may result in higher interest rates.
The terms of the Credit Facility, the 2027 Notes and the 2029 Notes may restrict our current and future operations.
The Credit Facility, the Indenture governing the 2027 Notes (the “2027 Notes Indenture”) and the Indenture governing the 2029 Notes (the "2029 Notes Indenture", and together with the 2027 Notes Indenture, the "Indentures") contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness;
•pay dividends on, repurchase or make distributions in respect of our stock;
•make investments or acquisitions;
•sell, transfer or otherwise convey certain assets;
•incur liens;
•enter into Sale and Lease-Back Transactions (as defined in the Indentures);
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
The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain limited circumstances, the Consolidated Net First Lien Leverage Ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control such as the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business.
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
A breach of the covenants under the Indentures or under the Credit Facility could result in an event of default under the applicable agreement. Such a default would allow the lenders under the Credit Facility and/or the holders of the 2027 Notes and the 2029 Notes to accelerate the repayment of such indebtedness and may result in the acceleration of the repayment of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an uncured event of default under the Credit Facility would also permit the lenders under the Credit Facility to terminate all other commitments to extend additional credit under the Credit Facility.
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
We operate as a holding company. All of our operating assets are currently owned and operated by our subsidiaries. Audacy Capital Corp., our 100% owned subsidiary, is the borrower under the Credit Facility. All of our operating subsidiaries and our FCC license subsidiary are direct or indirect subsidiaries of Audacy Capital Corp. Most of Audacy Capital Corp.’s subsidiaries are full and unconditional joint and several guarantors under the Credit Facility.

As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing Audacy Capital Corp.’s indebtedness obligations. Even if our subsidiaries elect to make distributions to us, there can be no assurance that applicable state law and contractual restrictions, including the restricted payments covenants contained in our Credit Facility, would permit such dividends or distributions.
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
As of December 31, 2021, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (i) the Term B-2 Loan would increase $5.3 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments; and (ii) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2021.
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
Changes in the method pursuant to which the London Interbank Offered Rate ("LIBOR"), is determined and the transition to other benchmarks may adversely affect our results of operations.
LIBOR and certain other "benchmarks" have been the subject of continuing national, international and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2-month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S. based group convened by the Federal Reserve was formed. The ARRC is comprised of a diverse set of private sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Working groups formed by financial regulators in the UK, the EU, Japan and Switzerland have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States
As discussed above, borrowings under the Term B-2 Loan and Revolver are at variable rates. As of December 31, 2021, we had $632.4 million outstanding under the Term B-2 Loan and $97.7 million outstanding under the Revolver. The Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The Term B-2 Loan provides for interest based upon the Base Rate or LIBOR plus a margin. Because the Term B-2 Loan and the Revolver are, at times, LIBOR-benchmarked debt, we may be exposed to unpredictable changes in LIBOR-benchmarked provisions in such obligations. Such exposure cannot be determined at this time.
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

As of February 11, 2022, David J. Field, our Chairman, President and Chief Executive Officer, and one of our directors, beneficially owned 3,885,629 shares of our Class A common stock and 2,749,250 shares of our Class B common stock, representing approximately 18.0% of the total voting power of all of our outstanding common stock. As of February 11, 2022, Joseph M. Field, our Chairman Emeritus and one of our directors, and the father of David J. Field, beneficially owned 14,598,864 shares of our Class A common stock and 1,295,949 shares of our Class B common stock, representing approximately 15.8% of the total voting power of all of our outstanding common stock. David J. Field and Joseph M. Field beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of our Class A common stock.
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
Although we are currently in compliance with all applicable continued listing requirements and have received no contradictory notification from the NYSE, further dramatic declines in the stock market may lead to further declines in the price of our common stock. We continually monitor our compliance with the NYSE's continued listing requirements. There can be no assurance that we will be able to comply with the minimum closing price requirement, or any other requirement in the future.
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
As of December 31, 2021, we had approximately $303.0 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.
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
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) is negotiating and will enter into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”); and (iii) entered into an industry-wide settlement with SESAC, Inc. ("SESAC") resulting in a new license made available to RMLC members, which license is effective retroactively to January 1, 2019 and will expire December 31, 2022.
Effective as of January 1, 2021, we entered into a direct license agreement with Global Music Rights, LLC. The Company also maintains direct licenses with ASCAP, BMI, and SESAC for the company’s non-broadcast, non-interactive, internet-only services, which direct licenses with ASCAP, BMI, and SESAC are separate from the industry-wide licenses made available through the RMLC.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Our Common Stock
Our Class A common stock, $0.01 par value, has been traded on the New York Stock Exchange under the symbol “AUD” since April 9, 2021. In 2021, we changed the name of our company from Entercom Communications Corp. to Audacy, Inc. Our common stock was previously traded under the symbol "ETM" from January 28, 1999 to April 8, 2021. There is no established trading market for our Class B common stock, $0.01 par value.
Holders
As of February 11, 2022, there were approximately 503 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 19,500 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Credit Facility, the 2027 Notes and the 2029 Notes.
For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
Sales of Unregistered Securities
We did not sell any equity securities during 2021 that were not registered under the Securities Act.
Repurchases of Our Stock
The following table provides information on our repurchases (or deemed repurchases) of stock during the quarter ended December 31, 2021:

Period (1) (2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 - October 31, 2021	—	$—	—	$41,578,230
November 1, 2021 - November 30, 2021 (1)	8,852	$3.02	—	$41,578,230
December 1, 2021 - December 31, 2021	—	$—	—	$41,578,230
Total	8,852		—
(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased 8,852 shares at an average price of $3.02 in November 2021.

(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended December 31, 2021. As of December 31, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2021, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plans Information as of December 31, 2021
	(a)	(b)	(c)
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
	(amounts in thousands)
Equity Compensation Plans Approved by Shareholders:
Audacy Equity Compensation Plan[1,2]	609	$11.33	47,426 [3]
Equity Compensation Plans Not Approved by Shareholders:
Audacy Acquisition Equity Compensation Plan[4]	—	$—	2,055,441
Total	609		2,102,867

For a description of the Plan, refer to Note 17, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.
1 On January 1 of each year, the number of shares of Class A common stock authorized under the Audacy Equity Compensation Plan, as amended (the “Plan”) is automatically increased by 1.5 million, or a lesser number as may be determined by our Board. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2022. As of December 31, 2021: (i) the maximum number of shares authorized under the Plan was 20.8 million shares; and (ii) (1.4 million) shares remained available for future grant under the Plan. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2022, to 0.1 million shares.

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

3 Management determined that presenting the number of shares available for future issuance under the Plan as of January 1, 2022, was more meaningful to users of the financial statements.

4 On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") (the "QLGG Acquisition"). In connection with the QLGG Acquisition, the Company assumed an equity compensation plan that was in place at QLGG. This plan (the "Audacy Acquisition Equity Compensation Plan") was assumed pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08 and did not require approval by the Company's shareholders.

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

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Urban One, Inc. ("Urban One"), Beasley Broadcast Group, Inc. ("Beasley), Saga Communications, Inc. ("Saga"), iHeartMedia, Inc. ("iHeart"), and Cumulus Media Inc. ("Cumulus") (the “Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2016.
Cumulative Five-Year Return Index Of A $100 Investment

	12/16	12/17	12/18	12/19	12/20	12/21
Audacy, Inc.	100.00	73.92	40.95	34.63	18.62	19.37
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	119.65	69.82	80.36	62.30	90.51

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial data below, as of and for the year ended 2021 and the four prior years, were derived from our audited consolidated financial statements. The selected financial data for 2021, 2020 and 2019 and balance sheets as of December 31, 2021, and 2020 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for 2018 and 2017 and the balance sheets as of December 31, 2019, 2018 and 2017 are derived from financial statements not included herein.
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
SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019	2018	2017
Operating Data:
Net revenues	$1,219,404	$1,060,898	$1,489,929	$1,462,567	$592,884
Operating (income) expenses:
Station operating expenses	976,973	907,796	1,086,617	1,099,278	443,512
Depreciation and amortization expense	52,238	50,231	45,331	44,288	15,546
Corporate general and administrative expenses	93,411	64,560	84,304	69,492	47,859
Integration costs	—	491	4,297	25,372	—
Restructuring charges	5,671	11,981	6,976	5,830	16,922
Impairment loss	2,214	264,432	545,457	493,988	952
Other expenses	992	553	941	3,014	41,313
Net (gain) loss on sale or disposal of assets	—	—	(7,640)	(12,158)	11,853
Refinancing expenses	845	—	4,397	—	2,213
Total operating expenses	1,132,344	1,300,044	1,770,680	1,729,104	580,170
Operating income (loss)	87,060	(239,146)	(280,751)	(266,537)	12,714
Other (income) expense:
Net interest expense	91,511	87,096	100,103	101,121	32,521

(Gain) loss on early extinguishment of debt	8,168	—	2,046	—	4,135
Net (gain) loss on sale or disposal	(8,363)	(139)	—	—	—
Other income	(446)	—	106	(918)	130
Total other expense	(641)	(139)	2,152	(918)	4,265
Income (loss) before income taxes (benefit)	(3,810)	(326,103)	(383,006)	(366,740)	(24,072)
Income taxes (benefit)	(238)	(83,879)	37,206	(4,153)	(257,085)
Net income (Loss)	(3,572)	(242,224)	(420,212)	(362,587)	233,013
Preferred stock dividend	—	—	—	—	(2,015)
Net income available to common shareholders - continuing operations	(3,572)	(242,224)	(420,212)	(362,587)	230,998
Income (loss) from discontinued operations, net of taxes (benefit)	—	—	—	1,152	836

Net income (loss) attributable to common shareholders	$(3,572)	$(242,224)	$(420,212)	$(361,435)	$231,834
Net Income (Loss) Per Common Share - Basic:
Income (loss) from continuing operations	$(0.03)	$(1.80)	$(3.07)	$(2.63)	$4.49
Income (loss from discontinued operations, net of taxes (benefit)	$—	—	—	0.01	0.02
Net income (loss) per common share - basic	$(0.03)	$(1.80)	$(3.07)	$(2.62)	$4.51
Net Income (Loss) Per Common Share - Diluted:
Income (loss) from continuing operations	$(0.03)	$(1.80)	$(3.07)	$(2.63)	$4.37
Income (loss from discontinued operations, net of taxes (benefit)	$—	—	—	0.01	0.02
Net income (loss) per common share - diluted	$(0.03)	$(1.80)	$(3.07)	$(2.62)	$4.38
Weighted average shares - basic	135,981	134,571	136,967	138,070	51,393
Weighted average shares - diluted	135,981	134,571	136,967	138,070	52,885
Cash Flows Data:
Cash flows related to:
Operating activities	$59,298	$85,226	$132,188	$102,249	$29,112
Investing activities	$(125,084)	$(51,659)	$(90,516)	$141,478	$17,310
Financing activities	$94,261	$(22,996)	$(213,537)	$(85,636)	$(59,098)
Other Data:
Common stock dividends declared and paid	$—	$2,692	$30,273	$49,770	$29,296
Cash dividends declared per common share	$—	$0.020	$0.220	$0.360	$0.515
Perpetual cumulative convertible preferred stock dividends declared and paid	$—	$—	$—	$—	$2,574

	December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$59,439	$30,964	$20,393	$192,258	$34,167
Total assets	3,421,889	3,288,757	3,643,678	4,020,358	4,539,201
Senior secured debt and other, including current portion	732,303	871,222	889,841	1,475,082	1,475,974
Senior Notes	—	409,306	411,732	414,158	416,584
2027 Notes	473,964	429,318	430,000	—	—
2029 Notes	540,000	—	—	—	—
Deferred tax liabilities and other long-term liabilities	536,497	531,142	601,187	635,150	717,356
Total shareholders’ equity	652,205	644,738	881,443	1,334,260	1,764,360

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
Our Business
Audacy is a leading, multi-platform audio content and entertainment company. As the leading creator of live, original, local, premium audio content in the United States and the nation's leader in local sports radio and news, we are home to the nation's most influential collection of podcasts, digital and broadcast content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes positions in all of the top 16 markets and 21 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
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
In 2021, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff. The next largest amount of revenues is derived from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. The next largest amount of revenues was from our suite of digital products. Digital revenues include: (i) providing targeted advertising through the sale of streaming and display advertisements on our national platforms, audacy.com and eventful.com, and our station websites; (ii) the sale of embedded advertisements in our owned and operated podcasts and other on-demand content; and (iii) production fees for the creation of podcasts.

We generated the balance of our 2021 revenues principally from network compensation, sponsorships and event revenues, and other revenues. Network revenues include the sale of air-time on our Audacy Network. Sponsorships and event revenues include the sale of advertising space at live and local events across the country as well as naming rights to our programs and studios. Other revenues include on-site promotions and endorsements from talent as well as trade and barter revenues.
Our most significant operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.
Results Of Operations

The year 2021 as compared to the year 2020
The following significant factors affected our results of operations for 2021 as compared to 2020 and 2019:
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
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, net revenues in each month from March 2021 to December 2021 exceeded net revenues in each month from March 2020 to December 2020.
We are currently unable to predict the extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but to date, it has been material throughout 2021 and we believe the impact may continue to be material throughout 2022. However, we believe we are well positioned to fully participate in the recovery and the attractive growth opportunities in the audio space.
We presently believe that the COVID-19 pandemic and its related economic impact has:
•caused a decline in national and local advertising revenues;
•adversely affected our event revenues due to the cancellation of many of our events scheduled for 2021, mitigated by the ability to eliminate the associated event costs;
•increased bad debt expense due to an inability of some of our clients to meet their payment terms; and
•caused elevated employee medical claims costs.
The following proactive actions were taken by management in an effort to partially offset the above:
•temporary salary reductions in 2020 implemented across senior management and the broader organization;
•temporary freezing of contractual salary increases in 2020;
•temporary suspension of the employee stock purchase program;
•furlough and termination of select employees;
•temporary suspension of new employee hiring, travel and entertainment, and 401(k) matching program;
•suspension of quarterly dividend program; and
•reduction of sales and promotions spend as well as consulting and other discretionary expenses.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict.
WideOrbit Streaming Acquisition
On October 20, 2021, we completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"). We will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). We funded this acquisition through a draw on our revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, our consolidated financial statements for the year ended December 31, 2021, reflect the results of AmperWave for the portion of the period after the completion of the WideOrbit Streaming Acquisition. Our consolidated financial statements for the years ended December 31, 2020 and 2019 do not reflect the results of AmperWave.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based upon the timing of the Urban One Exchange, our consolidated financial statements for the year ended December 31, 2021: (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (b) do not reflect the results of the divested stations. The Company's consolidated financial statements for the year ended December 31, 2020: (x) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (y) reflect the results of the divested stations until the commencement date of the LMAs.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash plus working capital and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Our consolidated financial statements for the year ended December 31, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. Our consolidated financial statements for the years ended December 31, 2020 and 2019 do not reflect the results of Podcorn.
QL Gaming Group Acquisition
In November 2020, we completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of the QLGG Acquisition, our consolidated financial statements for the year ended December 31, 2021 reflect the results of QLGG and the Company's consolidated financial statements for the year ended December 31, 2020, reflect the results of QLGG for the portion of the period after the completion of the QLGG Acquisition. Our consolidated financial statements for the year ended December 31, 2019 does not reflect the results of QLGG.
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
Based on the timing of this transaction, our consolidated financial statements for the years ended December 31, 2021 and 2020, reflect the results of Cadence13. Our consolidated financial statements for the year ended December 31, 2019, reflect the results of Cadence13 for the portion of the period after the completion of the Cadence13 Acquisition.

Pineapple Acquisition
On July 19, 2019, we completed a transaction to acquire the assets of Pineapple Street Media ("Pineapple") for a purchase price of $14.0 million in cash plus working capital (the "Pineapple Acquisition"). Our consolidated financial statements reflect the operations of Pineapple from the date of acquisition.
Based on the timing of this transaction, our consolidated financial statements for the years ended December 31, 2021 and 2020, reflect the results of Pineapple. Our consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple for the portion of the period after the completion of the Pineapple Acquisition.
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
Based on the timing of this transaction, our consolidated financial statements for the year ended December 31, 2021 and 2020, reflect the results of the stations acquired in the Cumulus Exchange and do not reflect the results of our divested stations. Our consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of our divested stations for the portion of the period until the commencement date of the LMAs.
Note Issuance - The 2027 Notes
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes"). Interest on the Initial Notes accrues at the rate of 6.500% per annum. We used net proceeds of the offering, along with cash on hand of $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan"). Increases in our interest expense due to the issuance of the Initial Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs of approximately $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
During the fourth quarter of 2019, we issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). We used net proceeds of the offering to repay $97.6 million of existing indebtedness under our Term B-1 Loan. Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with a Term B-2 loan (the "Term B-2 Loan"). Increases in our interest expense due to the issuance of the Additional Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan and the lower borrowing rate on the Term B-2 Loan. In connection with this note issuance: (i) we wrote off $0.3 million of unamortized debt issuance costs to loss on extinguishment of debt; and (ii) incurred third party costs and lender fees of approximately $6.3 million, of which approximately $3.8 million was capitalized and approximately $2.5 million was captured as refinancing expenses.
During the fourth quarter of 2021, we issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes are treated as a single series with the Initial 2027 Notes and the Additional Notes. We used net proceeds of the Additional 2027 Notes offering to repay $44.6 million of existing indebtedness under the Term B-2 Loan. Increases in our interest expense occurred due to the issuance of the Additional 2027 Notes which have a higher interest rate than the Term B-2 Loan. In connection with this note issuance: (i) we incurred third party costs of approximately $1.1 million, of which approximately $0.8 million was capitalized and approximately $0.4 million was captured as refinancing expenses.
Note Issuance - The 2029 Notes
During the first quarter of 2021, we issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.

We used net proceeds of the offering, along with cash on hand, to: (i) repay $77.0 million of existing indebtedness under our Term B-2 Loan; (ii) repay $40.0 million of drawings under our Revolver; and (iii) fully redeem all of our $400.0 million aggregate principal amount of 7.250% senior notes due 2024 (the "Senior Notes") and to pay fees and expenses in connection with the redemption.
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
Impairment Loss
The annual impairment assessment conducted during the fourth quarter of the current year indicated that the fair value of our broadcasting licenses and the fair value of our podcast reporting unit and QLGG reporting unit exceeded their respective carrying amounts. Accordingly, we were not required to record an impairment loss on broadcasting licenses or goodwill in the current year.
During the first quarter of 2020, we recorded a $1.1 million impairment charge related to ROU asset impairment. During the fourth quarter of 2020, we recorded a $1.4 million impairment charge related to computer software.
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
In connection with the Merger, we incurred integration costs, including transition services, consulting services and professional fees of $0.5 million and $4.3 million during the years ended December 31, 2020 and, 2019, respectively. Amounts were expensed as incurred and are included in integration costs.

In connection with the COVID-19 pandemic and the Merger, we incurred restructuring charges, including workforce reductions and other restructuring costs of $5.7 million, $12.0 million, and $7.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Other Gain (Loss) Activity
During the year ended December 31, 2021, we recognized: (i) a gain of approximately $4.6 million on the disposal of property and equipment in Sacramento, California; (ii) a gain of approximately $4.0 million in connection with the Urban One Exchange; and (iii) a gain of approximately $0.9 million on the disposal of an investment in a privately held company. These gains were partially offset by a $1.1 million loss of the disposal of property and equipment.
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

	YEARS ENDED DECEMBER 31,
	2021	2020	% Change
	(dollars in millions)
NET REVENUES	$1,219.4	$1,060.9	15%
OPERATING EXPENSE:
Station operating expenses	977.0	907.8	8%
Depreciation and amortization expense	52.2	50.2	4%
Corporate general and administrative expenses	93.4	64.6	45%
Integration costs	—	0.5	(100)%
Restructuring charges	5.7	12.0	(53)%
Impairment loss	2.2	264.4	(99)%
Other expenses	1.0	0.5	100%
Refinancing expenses	0.8	—	100%
Total operating expense	1,132.3	1,300.0	(13)%
OPERATING INCOME (LOSS)	87.1	(239.1)	(136)%
NET INTEREST EXPENSE	91.5	87.1	5%
Net (gain) loss on extinguishment of debt	8.2	—	100%
Net (gain) loss on sale or disposal of assets	(8.4)	(0.1)	nmf
Other (income) expense	(0.5)	—	100%
OTHER (INCOME) EXPENSE	(0.7)	(0.1)	600%
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(3.7)	(326.1)	(99)%
INCOME TAXES (BENEFIT)	(0.2)	(83.9)	(100)%
NET INCOME (LOSS)	$(3.5)	$(242.2)	(99)%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic.
Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; (iii) the operations of QLGG for the full period; (iv) the operations of Podcorn for a portion of the period; and (v) the operations of AmperWave for a portion of the period.

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
Station operating expenses included non-cash compensation expense of $4.2 million and $2.3 million for the years ended December 31, 2021, and December 31, 2020, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of intangible assets in 2021 relative to 2020. The increase in amortization is due to the addition of amortizable intangible assets in the QLGG Acquisition, the Podcorn Acquisition and the AmperWave Acquisition. Additionally, depreciation and amortization expense increased due to an increase in capital expenditures in 2021 relative to 2020. The decrease in capital expenditures in 2020 was planned in order to mitigate the adverse financial impact of the COVID-19 pandemic. This reduction was part of a comprehensive set of measures to significantly reduce expenses and cash expenditures.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of: (i) an increase in payroll and related expenses in the current year; and (ii) an increase in corporate rebranding costs in connection with our corporate name change. In 2020, we implemented certain measures to reduce expenses, and offset the reduction in revenue due to COVID-19, including: (i) temporary salary reductions; and (ii) temporary freezing of contractual salary increases. Upon the reversal of these measures, we incurred increased costs in the current year.
Corporate, general and administrative expenses included non-cash compensation expense of $8.8 million and $6.9 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Integration Costs
Integration costs were incurred during the year ended December 31, 2020, as a result of the Merger. These costs primarily consisted of ongoing costs related to effectively combining and incorporating CBS Radio into our operations. Based on the timing of the Merger, integration activities primarily occurred in 2017 and 2018 and were reduced significantly in 2019 and 2020.
Restructuring Charges
We incurred restructuring charges in 2021 and 2020 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges.
Impairment Loss
The impairment loss incurred during the year ended December 31, 2021 includes a $1.7 million write down of property and equipment and $0.5 million related to early termination of certain leases.
We conducted interim impairment assessments on our broadcasting licenses during the second and third quarter of 2020. As a result of the interim impairment assessments, we determined that the fair value of our broadcasting licenses was less than their carrying value in certain markets and we recorded a cumulative non-cash impairment charge on our broadcasting licenses of $16.0 million ($11.7 million, net of tax).
The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their carrying value in certain markets. As a result, we recorded a non-cash impairment charge on our broadcasting licenses of $246.0 million ($180.4 million, net of tax) in the fourth quarter of 2020.

During the first quarter of 2020, we recorded a $1.1 million impairment charge related to ROU asset impairment. During the fourth quarter of 2020, we recorded a $1.4 million impairment charge related to computer software.
Refinancing Expenses
We incurred $0.5 million of costs in connection with the issuance of the 2029 Notes and $0.3 million of costs in connection with the issuance of the Additional 2027 Notes during 2021.
Interest Expense
During the year ended December 31, 2021, we incurred an additional $4.4 million in interest expense as compared to the year ended December 31, 2020.
As discussed above, we issued the $540.0 million 2029 Notes in March 2021 and used net proceeds and cash on hand to partially repay $517.0 million of existing indebtedness under our Term B-2 Loan, Revolver, and Senior Notes. Additionally, we issued the $45.0 million Additional 2027 Notes in December 2021 and used net proceeds to partially repay $44.6 million of existing indebtedness under the Term B-2 Loan.
This increase in interest expense was primarily attributable to an increase in the outstanding indebtedness upon which interest is computed. This increase was partially offset by: (i) a reduction in outstanding variable-rate indebtedness upon which interest is computed; and (ii) the replacement of a portion of our fixed-rate debt with fixed-rate debt at a lower interest rate.
The weighted average variable interest rate for our credit facilities as of December 31, 2021 and 2020 was 2.6% and 2.6%, respectively.
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
Net (Gain) Loss on Sale or Disposal of Assets
During the year ended December 31, 2021, we recognized:(i) a gain of $4.6 million on the disposal of property and equipment in Sacramento, California; (ii) a gain of $4.0 million from the Urban One Exchange; and (ii) a gain of $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.
Income Taxes (Benefit)
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses ("NOL") carryforwards, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We were able to carry back our 2020 federal income tax loss to prior tax years and file a refund claim with the Internal Revenue Service ("IRS") for $15.2 million.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021 (the "Appropriations Act"), an additional stimulus package providing financial relief for individuals and small businesses. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We do not expect the Appropriations Act to have a material tax impact.
We recognized an income tax benefit at an effective income tax rate of 6.2% for the year ended December 31, 2021. The rate was lower than the federal statutory rate of 21% primarily due to the impact of nondeductible expenses and discrete income tax expense items related to the shortfall associated with share-based awards.

We recognized an income tax benefit at an effective income tax rate of 25.7% for 2020. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.

Estimated Income Tax Rate For 2022
We estimate that our 2022 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 28% and 30%. We anticipate that we will be able to utilize certain net operating loss carryovers to reduce future payments of federal and state income taxes. We anticipate that our rate in 2022 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.
In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.
Net Deferred Tax Liabilities
As of December 31, 2021, and 2020, our total net deferred tax liabilities were $487.7 million and $473.4 million, respectively. The increase in deferred tax liabilities was primarily the result of a reduction in our deferred tax assets related to our federal NOL carryforward as a result of carrying back our 2020 NOLs during 2021. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.
Results Of Operations

The year 2020 as compared to the year 2019

The discussion of our results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on March 1, 2021.
Future Impairments
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value.
The annual impairment assessment conducted during the fourth quarter of 2021 indicated that the fair value of our broadcasting licenses and goodwill exceeded their respective carrying amounts. Accordingly, we were not required to record an impairment loss on broadcasting licenses or goodwill in 2021.
As discussed in the Broadcasting Licenses Valuation at Risk section below, we have 17 units of accounting where the fair value of broadcasting licenses exceeded their carrying value by 10% or less. In aggregate, these 17 units of accounting have a carrying value of $875.2 million as of December 31, 2021. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material. We may be required to retest prior to our next annual evaluation, which could result in an impairment.

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
Our senior secured credit agreement (the "Credit Facility") as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan with $632.4 million outstanding at December 31, 2021. During the year ended December 31, 2021, and in connection with the issuance of the 2029 Notes, we: (i) repaid $40.0 million outstanding under our Revolver; and (ii) repaid $77.0 million outstanding under the Term B-2 Loan. We subsequently made additional borrowings and payments against our Revolver. In connection with the issuance of the Additional 2027 Notes, we repaid $44.6 million outstanding under the Term B-2 Loan.
As of December 31, 2021, we had $632.4 million outstanding under the Term B-2 Loan and $97.7 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit.
As of December 31, 2021, total liquidity was $205.7 million which was comprised of $146.3 million available under the Revolver and $59.4 million in cash and cash equivalents. During the year ended December 31, 2021, we increased our outstanding debt by $109.4 million due to: (i) the previously discussed debt refinancing activities; (ii) additional draw down and repayment activity under our Revolver; and (iii) the addition of our $75.0 million accounts receivable facility discussed below.
In connection with our outstanding indebtedness, we have restrictions on the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.
As of December 31, 2021, our Consolidated Net First Lien Leverage Ratio was 3.7 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
Over the past several years, we have used a significant portion of our cash flow to reduce and service our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver.
As of December 31, 2021, the Company had capital expenditure commitments outstanding of $1.8 million. We may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders, and to make acquisitions. We may from time to time seek to repurchase and retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise.
Amendment and Repricing – CBS Radio (Now Audacy Capital Corp.) Indebtedness
In connection with the Merger, we assumed CBS Radio’s (now Audacy Capital Corp.’s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among Audacy Capital Corp., the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the Senior Notes (described below).
The 2027 Notes
During the second quarter of 2019, we and our finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.), issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").

Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial 2027 Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Initial 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
We used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under our Revolver, to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan").
In connection with this refinancing activity described above, during the second quarter of 2019, we: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; (ii) wrote off $0.2 million of unamortized premium associated with the Term B-1 Loan; and (iii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Initial 2027 Notes under the effective interest rate method.
During the fourth quarter of 2019, we and our finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). As of December 31, 2020, the Additional Notes were treated as a single series with the $325.0 million Initial 2027 Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. As of December 31, 2020, the unamortized premium on the Notes was reflected on the balance sheet as an addition to the $425.0 million Notes.
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
During the fourth quarter of 2021, we and our finance subsidiary, Audacy Capital Corp., issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the $325.0 million Initial 2027 Notes and the $100.0 million Additional Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. The premium on the Additional 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the 2027 Notes is reflect on the balance sheet as an addition to the $470.0 million 2027 Notes.
We used net proceeds of the Additional 2027 Notes offering to repay $44.6 million of existing indebtedness under our Term B-2 Loan.
In connection with this refinancing activity described above, during the fourth quarter of 2021, we recorded $0.8 million of new deferred financing costs which will be amortized over the term of the 2027 Notes under the effective interest rate method. We also incurred $0.4 million of costs which were classified within refinancing expenses.
The 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp. The 2027 Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Audacy Capital Corp. and the guarantors.
A default under the 2027 Notes could cause a default under the Credit Facility or 2029 Notes. Any event of default, therefore, could have a material adverse effect on our business and financial condition.
The 2027 Notes are not a registered security and there are no plans to register the 2027 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2021, and 2020 and for the years ended December 31, 2021, 2020 and 2019.

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
As of December 31, 2021, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
In addition, the Original Class Revolver and the New Class Revolver require the payment of a commitment fee which ranges from 0.375% per annum to 0.5% per annum on the undrawn amount. As of December 31, 2021, the undrawn amount available under the Revolver, which includes the impact of outstanding letters of credit, was $146.3 million.
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
As of December 31, 2021, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our covenants under the Credit Facility is highly dependent on our results of operations. Management believes that over the next 12 months we can continue to maintain compliance. Our operating cash flow remains positive, and we believe that it is adequate to fund our operating needs. We believe that cash on hand and cash from operating activities will be sufficient to permit us to meet our liquidity requirements over the next 12 months, including our debt repayments.
Failure to comply with our financial covenants or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. Any event of default could have a material adverse effect on our business and financial condition.
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp, our wholly-owned subsidiary, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp., our wholly owned subsidiary, entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amend, the "Existing Credit Agreement" and, as amendment by Amendment No. 6, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Under the Existing Credit Agreement, during the Covenant Relief Period, we are subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the "Covenant Relief Period Investment Limitation"). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility.
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
The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At December 31, 2021, we had outstanding borrowings of $75.0 million under the Receivables Facility.
The 2029 Notes
During the first quarter of 2021, we and our finance subsidiary, Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
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
The 2029 Notes are fully and unconditionally guaranteed on a senior secured second priority basis by each of the direct and indirect subsidiaries of Audacy Capital Corp. A default under the 2029 Notes could cause a default under the Credit Facility or the 2027 Notes. Any event of default, therefore, could have a material adverse effect on the Company's business and financial condition.
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
As discussed above, during the year ended December 31, 2021, we issued a call notice to redeem our Senior Notes with an effective date of April 10, 2021. We incurred interest on the Senior Notes until the redemption date. In connection with this redemption, we deposited the following funds to satisfy our obligations under the Senior Notes and discharge the Indenture governing the Senior Notes: (i) $400.0 million to redeem the Senior Notes in full; (ii) $14.5 million for a call premium for the early retirement of the Senior Notes; and (iii) $12.8 million for accrued and unpaid interest through April 10, 2021. As a result of the refinancing, we recorded an $8.2 million loss on extinguishment of debt that included the call premium, the write off of unamortized debt issuance costs, and the write off of unamortized premium on the Senior Notes.
Operating Activities
Net cash flows provided by operating activities were $59.3 million and $85.2 million for 2021 and 2020, respectively.
The cash flows from operating activities decreased primarily due to an increase in net investment in working capital of $86.5 million. This change was partially offset by an increase in net income, as adjusted for certain non-cash charges and income tax benefits of $66.4 million.
The increase in investment in working capital is primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of other long-term liabilities; (iii) settlements of accounts payable and accrued liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The increase in net income, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to: (i) a reduction in impairment loss of $262.2 million; and (ii) a reduction in deferred tax benefits of $90.0 million.

Investing Activities
Net cash flows used in investing activities were $125.1 million and $51.7 million in 2021 and 2020, respectively.
During 2021, net cash flows used in investing activities increased primarily due to: (i) an increase to additions to tangible and intangible assets of $47.0 million; (ii) an increase in purchase of businesses and audio assets of $23.2 million; and (iii) a reduction in proceeds from sales of radio stations and other assets of $4.5 million.
Financing Activities
Net cash flows provided by financing activities were $94.3 million for 2021. Net cash flows used in financing activities were $23.0 million for 2020.
During 2021, net cash flows provided by financing activities increased primarily due to: (i) an increase in the proceeds from issuance of long-term debt of $585.0 million; (ii) a reduction in payments against the Revolver of $109.4 million; and (iii) an increase in the proceeds from the Receivables Facility of $75.0 million. These increases in cash inflows were partially offset by: (i) an increase in cash outflows related to the redemption of the Senior Notes of $400.0 million; (ii) a reduction in borrowings under the Revolver of $124.1 million; (iii) an increase in payments of long-term debt of $105.6 million; (iv) an increase in payments of call premiums and other fees of $14.5 million; and (v) an increase in payments for debt issuance costs of $10.5 million.
Income Taxes
During 2021, we received a net refund of $0.2 million in state income taxes and a net refund of $0.1 million in federal income taxes. We did not make any federal income tax payments in 2021 primarily as a result of the availability of NOLs to offset our federal taxable income.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code (the "Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years.
Dividends
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
During the years ended December 31, 2021 and 2020, we did not repurchase any shares under the 2017 Share Repurchase Program. During the year ended December 31, 2019, we repurchased 5,000,000 shares of our Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million. As of December 31, 2021, $41.6 million is available for future share repurchase under the 2017 Share Repurchase Program.
Capital Expenditures
Capital expenditures for 2021, 2020, and 2019 were $76.6 million, $30.8 million, and $77.9 million, respectively.

Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2021:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,227,455	$109,733	$880,362	$134,139	$1,103,221
Operating lease obligations (2)	303,043	53,134	94,442	70,485	84,982
Purchase obligations (3)	326,807	168,494	112,268	46,045	—
Other long-term liabilities (4)	536,497	—	14,961	—	521,536
Total	$3,393,802	$331,361	$1,102,033	$250,669	$1,709,739
(1)    The total amount reflected in the above table includes principal and interest.
a.Our Credit Facility had outstanding indebtedness in the amount of $632.4 million under our Term B-2 Loan and $97.7 million outstanding under our Revolver as of December 31, 2021. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.
b.Under our 2027 Notes, the maturity could be accelerated under an event of default or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
c.Under our 2029 Notes, the maturity could be accelerated under an event of default or could be repaid in cash by us at our option prior to maturity. The above table includes projected interest expense under the remaining term of the agreement.
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
(4)    Included within total other long-term liabilities of $536.5 million are deferred income tax liabilities of $487.7 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 18, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2021, and as of the date this report was filed, we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2021. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Market Capitalization
As of December 31, 2021, and 2020, our total equity market capitalization was $363.6 million and $340.8 million, respectively, which was $289.8 million lower and $303.9 million lower, respectively, than our book equity value on those dates. As of December 31, 2021, and 2020, our stock price was $2.57 per share and $2.47 per share, respectively.
Intangibles
As of December 31, 2021, approximately 68% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.
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
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.
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
Allowance for Doubtful Accounts
Accounts receivable primarily consist of receivables from contracts with customers for the sale of advertising time. Receivables are initially recorded at the transaction amount. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts, which represents our estimate of the expected losses that result from possible default events over the expected life of a receivable. We establish our allowance for doubtful accounts based upon our collection experience and the assessment of the collectability of specific amounts. Changes to the allowance for doubtful accounts are made by recording charges to bad debt expense and are reported in the station operating expenses and corporate general and administrative expenses line items.
Radio Broadcasting Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2021, we have recorded approximately $2,333.7 million in radio broadcasting licenses and goodwill, which represented approximately 68% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.
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
We believe our estimate of the value of our radio broadcasting licenses and reporting units is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.
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
We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of our broadcasting licenses and goodwill and their respective fair value amounts, including positive mitigating events and circumstances.
Subsequent to the annual impairment test conducted during the fourth quarter of 2019, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, we determined that the changes in circumstances warranted an interim impairment assessment on our broadcasting licenses during the second quarter of 2020. Due to changes in facts and circumstances, we revised our estimates with respect to projected operating performance and discount rates used in the interim impairment assessment. During the second quarter of 2020, we completed an interim impairment test for our broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $4.1 million, ($3.0 million, net of tax).
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
During the fourth quarter of 2020, we completed our annual impairment test for broadcasting licenses at the market level using the Greenfield method. As a result of this annual impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain markets and, accordingly, recorded an impairment loss of $246.0 million, ($180.4 million, net of tax). As a result of this impairment charge, we wrote down the carrying value of our broadcasting licenses in 38 markets.
We determined that an interim impairment assessment was not required in the current year. During the fourth quarter of 2021, we completed our annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was greater than the amount reflected in the balance sheet for each of our markets and, accordingly, no impairment was recorded.

We will continue to monitor these relevant factors to determine if any changes in key inputs in the valuation of our broadcasting licenses is warranted.
Methodology - Broadcasting Licenses
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
The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. We believe the assumptions identified below are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year:

Estimates And Assumptions
	Fourth Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019
Discount rate	8.50%	8.50%	7.50%	8.00%	8.50%
Operating profit margin ranges expected for average stations in the markets where the Company operates	20% to 33%	20% to 36%	24% to 36%	22% to 36%	18% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company’s markets	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%
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
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 1, 2021, for 43 units of accounting (43 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Markets with an immaterial carrying values were excluded.
Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of December 1, 2021 Based Upon the Valuation as of December 1, 2021 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	8	9	16	10
Carrying value (in thousands)	$262,706	$612,539	$858,632	$517,782
Broadcasting Licenses Valuation at Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2021, the results indicated that there were 17 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 17 units of accounting have a carrying value of $875.2 million.  If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.
Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 8.5% to 9.5%	5%
Reduction in forecasted growth rate (including long-term growth rate) to 0% for all markets	—%
Reduction in operating profit margin by 10%	3%

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

Goodwill Impairment Test
During the second quarter of 2019, we voluntarily changed the date of our annual impairment test date from April 1 to December 1. In response to the changing of the annual goodwill impairment test date, during the three months ended June 30, 2019, we made an evaluation based on factors such as changes in our long-term growth rate, changes in our operating cash flow margin, and trends in our market capitalization, and concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying value at the time of the change in impairment test date. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge
During the three months ended September 30, 2019, we considered key factors and circumstances that could have potentially indicated a need to conduct an interim impairment assessment. Such factors and circumstances included, but were not limited to: (i) forecasted financial information; (ii) discount rates; (iii) long-term growth rates; (iv) our stock price; and (v) analyst expectations. After giving consideration to all available evidence arising from these facts and circumstances, we concluded that we did not have a requirement to perform an interim impairment test for goodwill.
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
After assessing the totality of events and circumstances listed above, we determined that it was more likely than not that the fair value of our reporting units was greater than their respective carrying amounts. Accordingly, we did not conduct an interim impairment test on our goodwill during 2020.
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
The podcast reporting unit goodwill, primarily consisting of acquired goodwill from the Cadence13 Acquisition and Pineapple Acquisition, was subject to a qualitative annual impairment test conducted in the fourth quarter of 2020. As a result of the qualitative impairment test, we determined it was more likely than not that the fair value of the podcast reporting unit, consisting of goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
After assessing the totality of events and circumstances listed above, we determined that it was more likely than not that the fair value of our reporting units was greater than their respective carrying amounts. Accordingly, we did not conduct an interim impairment test on our goodwill during 2021.
In March 2021, we completed the Podcorn Acquisition. Cadence13, Pineapple and Podcorn represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence13, Pineapple and Podcorn were aggregated into a single podcasting reporting unit for the quantitative impairment assessment conducted in the fourth quarter of 2021. During the fourth quarter of 2021, we completed our annual impairment test for our podcasting reporting unit and determined that the fair value of our podcast reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.
During the fourth quarter of 2021, we completed our annual impairment test for the QLGG reporting unit and determined that the fair value of the QLGG reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.

In October 2021, we completed the WideOrbit Streaming Acquisition. We will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). AmperWave represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the WideOrbit Streaming Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired reporting unit approximated fair value.
Methodology - Goodwill
In connection with our 2019 annual goodwill impairment assessments at the broadcast reporting unit, we used an income approach in computing the fair value of the Company. This approach utilized a discounted cash flow method by projecting our income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. We believe that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of our operating performance were historical performance and/or our estimates of future performance. As discussed above, as a result of the impairment assessment conducted in the fourth quarter of 2019, we no longer have goodwill attributable to the broadcast reporting unit.
We perform our podcast reporting unit and QLGG reporting unit impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our goodwill
Assumptions and Results - Goodwill
The following table reflects certain key estimates and assumptions used in the annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2021	Fourth Quarter 2020	Fourth Quarter 2019
Discount rate - broadcast reporting unit	not applicable	not applicable	8.50%
Discount rate - podcast reporting unit	9.50%	not applicable	not applicable
Discount rate - QLGG reporting unit	12.00%	not applicable	not applicable
We believe we have made reasonable estimates and assumptions to calculate the fair value of our goodwill. These estimates and assumptions could be materially different from actual results.
If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected on the balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
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
Our remaining goodwill as of December 31, 2021 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, the goodwill acquired in the QLGG Acquisition in 2020, and the goodwill acquired in the Podcorn Acquisition and AmperWave Acquisition in 2021.

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
Sensitivity of Key Goodwill Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our reporting units, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Reporting Unit Carrying Value
Increase the discount rate by 1%	—%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	—%
Reduction in operating profit margin by 10%	—%

(1)    Each assumption used in the sensitivity analysis is independent of the other assumptions.
As shown in the table above, if we were to assume certain changes in our key assumptions used to determine the fair value of our reporting units, we would not be required to record an impairment charge.
Using publicly available information on industry expectations, each reporting unit’s revenues were forecasted over a five-year projection period to reflect the expected long-term growth rate for each respective reporting unit. If the industry’s growth is less than forecasted, then the fair value of our reporting units could be negatively impacted.
Operating profit is defined as profit before interest, depreciation and amortization, income tax and corporate allocation charges. Operating profit is then divided by revenues, net of costs of goods sold and commissions, to compute the operating profit margin. If the outlook for the reporting units' growth declines, then operating profit margins in the fair value analysis would be negatively impacted, which would decrease the value of the reporting units.
The discount rate to be used by a typical market participant reflects the risk inherent in future cash flows for the podcast reporting unit and the QLGG reporting unit. The reporting units have differing discount rates. The discount rate is calculated by weighting the required returns on interest-bearing indebtedness and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based upon data available for publicly traded companies in the podcasting space and the sports betting industry.
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
If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2021, our interest expense on: (i) our Term B-2 Loan would increase $5.3 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2021.
Assuming LIBOR remains flat, interest expense in 2022 versus 2021 is expected to be lower as we anticipate reducing our outstanding debt upon which interest is computed. We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.
During the quarter ended June 30, 2019, we entered into the following derivative rate hedging transaction in the notional amount of $560.0 million to hedge our exposure to fluctuations in interest rates on our variable-rate debt. This rate hedging transaction is tied to the one-month LIBOR interest rate.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
Collar	$340.0	Jun. 25, 2019	Cap	2.75%	Jun. 28, 2024	Jun. 28, 2022	$220.0
			Floor	0.402%		Jun. 28, 2023	$90.0
Total	$340.0
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
Our credit exposure under our hedging agreements, or similar agreements that we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but we could recognize a loss in the event of nonperformance. Our derivative instrument liability as of December 31, 2021 was $0.4 million
From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of December 31, 2021, and December 31, 2020, we did not have any investments in money market instruments.
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2022 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2022 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2022 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2022 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2022 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Audacy, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Radio Broadcast License Impairment Test

As described further in Note 8 to the financial statements, the Company’s consolidated radio broadcast licenses balance was approximately $2.2 billion as of December 31, 2021. Management conducts its annual impairment test as of December 1 of each year. The radio broadcast licenses are evaluated for impairment at the market level by comparing the fair value of the radio broadcast licenses to their carrying value. The Company performed its annual impairment test as of December 1, 2021, which indicated that the fair value of the Company's broadcasting licenses exceeded their carrying amounts. Fair value is estimated by management, with the assistance of a third-party valuation specialist, using the Greenfield method at the market level, which is a discounted cash flow approach (10-year income model) assuming a start-up scenario in which the only assets held by an investor are the radio broadcasting licenses. Management’s cash flow projections for its radio broadcast licenses included significant judgments and assumptions relating to projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity, and the discount rate. We identified the radio broadcast licenses impairment tests as a critical audit matter.

The principal considerations for our determination that the radio broadcast licenses impairment tests are a critical audit matter are due to the significant judgment required by management when developing the inputs and assumptions utilized in the fair value measurement of the Company’s radio broadcast licenses. The subjectivity of the estimates increases the level of estimation uncertainty, auditor judgement and level of effort to evaluate management’s evidence supporting projected cash flow assumptions, including assumptions such as projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity, and the discount rate. In addition, the audit procedures involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence.

Our audit procedures related to the broadcast licenses impairment tests included the following, among others.

•Evaluated the design and tested the operating effectiveness of key controls relating to the annual impairment test and valuation of the Company’s radio broadcast licenses. These procedures included, among others, testing management’s controls over the development of the fair value estimate and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
•Tested the mathematical accuracy of the discounted cash flow model utilized by the Company in the annual impairment test and the completeness, accuracy and relevance of underlying data used in the model.
•Evaluated the reasonableness of the projected revenue growth rates, market share, and operating margin utilized in the Company's forecasts for all markets by comparing to external industry and market data and to the recent historical results of the Company and its peer group.
•For a selection of markets, we recalculated projected market revenues utilizing available peer data and growth assumptions from external industry and market data, recalculated the estimated market share using third-party data, and tested the reasonableness of the estimated operating margin used in the model in comparison to the Company's historical operating margin and its peer group.
•Utilized valuation specialists to evaluate the appropriateness of the model employed by the Company, long-term revenue growth rates and the discount rate used in all markets.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Audacy, Inc.. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of Audacy, Inc. (formerly Entercom Communications Corp.) and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

CONSOLIDATED FINANCIAL STATEMENTS OF AUDACY, INC.
AUDACY, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS:
Cash	$59,439	$30,964
Accounts receivable, net of allowance for doubtful accounts	276,044	276,102
Prepaid expenses, deposits and other	68,146	47,504
Total current assets	403,629	354,570
Investments	3,005	3,305
Net property and equipment	376,028	340,318
Operating lease right-of-use assets	229,607	236,903
Radio broadcasting licenses	2,251,546	2,229,016
Goodwill	82,176	62,215
Assets held for sale	1,033	21,407
Other assets, net of accumulated amortization	74,865	41,023
TOTAL ASSETS	$3,421,889	$3,288,757
LIABILITIES:
Accounts payable	$18,897	$13,776
Accrued expenses	68,423	59,828
Other current liabilities	84,130	73,997
Operating lease liabilities	39,598	40,439
Long-term debt, current portion	22,727	5,488
Total current liabilities	233,775	193,528
Long-term debt, net of current portion	1,782,131	1,689,949
Operating lease liabilities, net of current portion	217,281	229,400
Net deferred tax liabilities	487,665	473,398
Other long-term liabilities	48,832	57,744
Total long-term liabilities	2,535,909	2,450,491
Total liabilities	2,769,684	2,644,019
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 140,060,355 in 2021 and 136,913,375 in 2020	1,401	1,369
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2021 and 2020	40	40
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,671,195	1,662,155
Accumulated deficit	(1,020,142)	(1,017,037)
Accumulated other comprehensive income (loss)	(289)	(1,789)
Total shareholders’ equity	652,205	644,738
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,421,889	$3,288,757
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
NET REVENUES	$1,219,404	$1,060,898	$1,489,929
OPERATING EXPENSE:
Station operating expenses	976,973	907,796	1,086,617
Depreciation and amortization expense	52,238	50,231	45,331
Corporate general and administrative expenses	93,411	64,560	84,304
Integration costs	—	491	4,297
Restructuring charges	5,671	11,981	6,976
Impairment loss	2,214	264,432	545,457
Other expenses	992	553	941
Net (gain) loss on sale or disposal of assets	—	—	(7,640)
Refinancing expenses	845	—	4,397
Total operating expense	1,132,344	1,300,044	1,770,680
OPERATING INCOME (LOSS)	87,060	(239,146)	(280,751)
NET INTEREST EXPENSE	91,511	87,096	100,103
Net (gain) loss on extinguishment of debt	8,168	—	2,046
Net (gain) loss on sale or disposal of businesses	(8,363)	(139)	—
Other (income) expense	(446)	—	106
OTHER (INCOME) EXPENSE	(641)	(139)	2,152
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(3,810)	(326,103)	(383,006)
INCOME TAXES (BENEFIT)	(238)	(83,879)	37,206
NET INCOME (LOSS)	$(3,572)	$(242,224)	$(420,212)
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.03)	$(1.80)	$(3.07)

WEIGHTED AVERAGE SHARES:
Basic	135,981,419	134,570,672	136,967,455
Diluted	135,981,419	134,570,672	136,967,455
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	YEARS ENDED
	December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(3,572)	$(242,224)	$(420,212)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	1,500	(1,650)	(139)

COMPREHENSIVE INCOME (LOSS)	$(2,072)	$(243,874)	$(420,351)
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2018	137,180,213	$1,372	4,045,199	$40	$1,693,512	$(360,664)	$—	$1,334,260
Net income (loss)	—	—	—	—	—	(420,212)	—	(420,212)
Compensation expense related to granting of stock awards	1,631,529	16	—	—	13,366	—	—	13,382
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	334,782	4	—	—	1,325	—	—	1,329
Exercise of stock options	180,300	2	—	—	242	—	—	244
Common stock repurchase	(5,000,000)	(50)	—	—	(18,290)	—	—	(18,340)
Purchase of vested employee restricted stock units	(459,203)	(5)	—	—	(2,900)	—	—	(2,905)
Payment of dividends on common stock	—	—	—	—	(31,474)	—	—	(31,474)
Dividend equivalents, net of forfeitures	—	—	—	—	—	579	—	579
Balance, Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(139)	(139)
Application of amended leasing guidance	—	—	—	—	—	4,719	—	4,719
Balance, December 31, 2019	133,867,621	1,339	4,045,199	40	1,655,781	(775,578)	(139)	881,443
Net income (loss)	—	—	—	—	—	(242,224)	—	(242,224)
Compensation expense related to granting of stock awards	3,389,801	34	—	—	11,100	—	—	11,134
Issuance of common stock related to the ESPP	165,756	1	—	—	239	—	—	240
Purchase of vested employee restricted stock units	(509,803)	(5)	—	—	(1,522)	—	—	(1,527)
Payment of dividends on common stock	—	—	—	—	(3,443)	—	—	(3,443)
Dividend equivalents, net of forfeitures	—	—	—	—	—	765	—	765
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,650)	(1,650)
Balance, December 31, 2020	136,913,375	1,369	4,045,199	40	1,662,155	(1,017,037)	(1,789)	644,738
Net income (loss)	—	—	—	—	—	(3,572)	—	(3,572)
Compensation expense related to granting of stock awards	3,226,962	32	—	—	11,153	—	—	11,185
Issuance of common stock related to the ESPP	106,049	1	—	—	315	—	—	316
Exercise of stock options	199,972	2	—	—	84	—	—	86
Purchase of vested employee restricted stock units	(386,003)	(3)	—	—	(2,063)	—	—	(2,066)
Payment of dividends on common stock	—	—	—	—	(449)	—	—	(449)
Dividend equivalents, net of forfeitures	—	—	—	—	—	467	—	467
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,500	1,500
Balance, December 31, 2021	140,060,355	$1,401	4,045,199	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$(3,572)	$(242,224)	$(420,212)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,238	50,231	45,331
Net amortization of deferred financing costs (net of original issue discount and debt premium)	4,030	586	157
Net deferred taxes (benefit) and other	13,721	(76,260)	5,407
Provision for bad debts	3,173	16,349	4,549
Net (gain) loss on sale or disposal of assets and businesses	(8,363)	(139)	(7,640)
Non-cash stock-based compensation expense	11,185	11,134	15,882
Net loss on extinguishment of debt	8,168	—	2,046
Deferred compensation	4,369	3,578	6,118
Impairment loss	2,214	264,432	545,457
Change in fair value of contingent consideration	1,117	—	—
Accretion expense	—	—	65
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	(3,604)	86,662	(30,856)
Prepaid expenses and deposits	(20,623)	(22,041)	(283)
Accounts payable and accrued liabilities	14,344	(8,800)	(27,777)
Accrued interest expense	4,858	(77)	3,875
Accrued liabilities - long-term	(23,957)	822	(9,931)
Prepaid expenses - long-term	—	973	—
Net cash provided by (used in) operating activities	59,298	85,226	132,188
INVESTING ACTIVITIES:
Additions to property, equipment and software	(76,607)	(30,837)	(77,901)
Proceeds from sale of property, equipment, intangibles and other assets	6,321	10,817	29,321
Purchases of businesses and audio assets	(54,798)	(31,639)	(40,136)
Purchases of investments	—	—	(1,800)
Net cash provided by (used in) investing activities	(125,084)	(51,659)	(90,516)

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2021	2020	2019
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	585,000	—	430,000
Borrowing under the accounts receivable facility	75,000	—	—
Borrowing under the revolving senior debt	107,000	231,121	194,000
Payments of long-term debt	(121,635)	(15,994)	(521,700)
Payments of revolving senior debt	(124,000)	(233,394)	(257,000)
Retirement of notes	(400,000)	—	—
Payment of call premium and other fees	(14,500)	—	—
Payment for debt issuance costs	(10,491)	—	(7,691)
Proceeds from issuance of employee stock plan	316	240	1,329
Proceeds from the exercise of stock options	86	—	244
Purchase of vested employee restricted stock units	(2,066)	(1,527)	(2,905)
Payment of dividends on common stock	—	(2,692)	(30,273)
Payment of dividend equivalents on vested restricted stock units	(449)	(750)	(1,201)
Repurchase of common stock	—	—	(18,340)
Net cash provided by (used in) financing activities	94,261	(22,996)	(213,537)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,475	10,571	(171,865)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	30,964	20,393	192,258
CASH AND CASH EQUIVALENTS, END OF YEAR	$59,439	$30,964	$20,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$82,476	$86,263	$101,155
Income taxes	$(300)	$2,724	$39,100
See notes to consolidated financial statements.

AUDACY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
1.    BASIS OF PRESENTATION
Nature of Business – Audacy, Inc. (formerly Entercom Communications Corp.) (the “Company”) was formed as a Pennsylvania corporation in 1968. On April 9, 2021, the Company changed its name to Audacy, Inc. and changed its New York Stock Exchange ticker symbol from "ETM" to "AUD". The Company is the second-largest radio broadcasting company in the United States. The Company is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 16 markets and 21 of the top 25 markets.
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
Reclassifications
Certain reclassifications have been made to the prior years’ statements of cash flow to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.
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
Consolidated VIE - On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million accounts receivable securitization facility (the "Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Company's Credit Facility (as defined in Note 12, Long-Term Debt, below).

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
The SPV is considered a Variable Interest Entity ("VIE") (the "SPV VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the year ended December 31, 2021 or is expected to be provided in the future that was not previously contractually required. As of December 31, 2021, the SPV has $239.5 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
As of December 31, 2020, there were no VIEs requiring consolidation in these financial statements. As of December 31, 2018, there was one VIE (the "2018 VIE") that required consolidation in these consolidated financial statements. During 2018, the Company entered into an agreement with a third party qualified intermediary (“QI”), under which the Company was primarily responsible for the oversight and completion of certain construction projects. This agreement related to the creation of leasehold improvement assets on property that had already been made available for tenant use. The Company believed it was the primary beneficiary of the VIE as the Company had the power to direct the activities that were most significant to the VIE and the Company had the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.
Total results of operations of the SPV VIE for the year ended December 31, 2021 were not significant. The 2018 VIE had a material amount of cash as of December 31, 2018, which was reflected as restricted cash and is included in the 2019 beginning of year cash balance on the statement of cash flows. Restrictions on these deposits lapsed during the first quarter of 2019. As a result, the Company does not have restricted cash as of December 31, 2021, 2020 and 2019. The 2018 VIE had no other assets or liabilities aside from the restricted cash balances and capitalized leasehold improvements as of December 31, 2018. The assets of the Company’s consolidated 2018 VIE could only be used to settle the obligations of the 2018 VIE. There was a lack of recourse by the creditors of the 2018 VIE against the Company’s general creditors.
Reportable Segment – The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.
Operating Segment - On February 2, 2017, the Company and its wholly-owned subsidiary ("Merger Sub") entered into an Agreement and Plan of Merger (the "CBS Radio Merger Agreement") with CBS Corporation ("CBS") and its wholly-owned subsidiary CBS Radio Inc. ("CBS Radio"). Pursuant to the CBS Radio Merger Agreement, Merger Sub merged with and into CBS Radio with CBS Radio surviving as the Company's wholly-owned subsidiary (the "Merger"). The Merger closed on November 17, 2017. Following the Merger, the Company's radio broadcasting operations increased from 28 radio markets to 48 radio markets. In connection with the Merger, management further considered its operating segment and reportable segment conclusions. Management considered factors including, but not limited to: (i) the favorable impact of the significant synergies generated through more centralized operating activities; and (ii) how the value of the portfolio of radio markets is greater than the sum of the value of the individual radio markets in that portfolio. These factors impact how the Chief Operating Decision Maker ("CODM") evaluates the results of a significantly larger company and how operating decisions are made, which are now performed at the Company level.
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
Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Depreciation expense	$32,847	$33,618	$31,866

As of December 31, 2021, the Company had capital expenditure commitments outstanding of $1.8 million.
The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period				Property And Equipment
	In Years				December 31,
	From		To		2021	2020
Land, land easements and land improvements	0		15		$105,514	$104,671
Buildings	20		40		37,177	36,101
Equipment	3		40		227,824	216,347
Furniture and fixtures	5		10		20,619	19,896
Other		*		*	44	44
Leasehold improvements		*		*	119,930	106,642
					511,108	483,701
Accumulated depreciation					(223,378)	(192,147)
					287,730	291,554
Capital improvements in progress					88,298	48,764
Net property and equipment					$376,028	$340,318
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
The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2021	2020
		(amounts in thousands)
Current	Other current liabilities	$10,638	$15,651
Long-term	Other long-term liabilities	$474	$1,294
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
In the first quarter of 2021, the Company issued senior secured second-lien notes and used proceeds to partially repay amounts outstanding under existing indebtedness and fully redeem all of its senior notes due 2024. In connection with this refinancing activity, a portion of the unamortized deferred financing costs and unamortized premium associated with the senior notes due 2024 as well as unamortized deferred financing costs associated with the Company's term loan was written off and included in the statement of operations under loss on extinguishment of debt.
In the fourth quarter of 2021, the Company issued senior secured second-lien notes and used proceeds to partially repay amounts outstanding under existing indebtedness.
Lender fees and third party fees incurred during the refinancing activities described above were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments. Refer to Note 12, Long-Term Debt, for further discussion of the refinancing activities.
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
During the second quarter of 2019, the fourth quarter of 2019, the first quarter of 2021 and the fourth quarter of 2021, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 12, Long-Term Debt for a discussion of the Company’s long-term debt.
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
The Company does not have restricted cash on its balance sheet at December 31, 2021 or December 31, 2020. As of December 31, 2021, and December 31, 2020, the Company had no other cash equivalents on hand.
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
Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2021, and 2020, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.
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
Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2021, 2020, and 2019, the costs incurred were $2.3 million, $1.2 million, and $7.1 million.
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
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial position or results of operations.

3.     BUSINESS COMBINATIONS AND EXCHANGES
The Company records acquisitions under the acquisition method of accounting and allocates the purchase price to the acquired assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.
2021 WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"), which included certain employees. The assets acquired included $31.5 million of developed technology and $8.0 million of intangible licenses. The Company determined this acquisition was a business combination. The Company will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). The Company funded this acquisition through a draw on its revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021, reflect the results of AmperWave for the portion of the period after the completion of the WideOrbit Streaming Acquisition. The Company's consolidated financial statements for the years ended December 31, 2020 and 2019 do not reflect the results of AmperWave.
The Company's fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. Using a residual method, any excess between the consideration paid and the fair value of net assets acquired was recorded as goodwill. The Company recorded goodwill on its books. Management believes that this acquisition provides the Company with an opportunity to benefit from acquired technology, technical knowledge and trade secrets.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The final valuation could be substantially different from the initial estimate.

		Useful Lives in Years
	Preliminary Value	From	To
	(amounts in thousands)
Assets
Operating lease right-of-use assets	$142
Net property and equipment	38	3	7
Other assets, net of accumulated amortization	39,532	3	15
Goodwill	520	non-amortizing
Total intangible and other assets	40,052
Operating lease liabilities	(142)
Preliminary fair value of net assets acquired	$40,090
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
Upon completion of the Urban One Exchange, the Company: (i) removed from its consolidated balance sheet the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One

Exchange, the Company's consolidated financial statements for the year ended December 31, 2021: (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (b) do not reflect the results of the divested stations. The Company's consolidated financial statements for the year ended December 31, 2020: (x) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (y) reflect the results of the divested stations until the commencement date of the LMAs. The Company's consolidated financial statements for the year ended December 31, 2019 : (i) do not reflect the results of the acquired stations; and (ii) reflect the results of the divested stations.
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
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash plus working capital and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's consolidated financial statements for the year ended December 31, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. The Company's consolidated financial statements for the years ended December 31, 2020 and 2019 do not reflect the results of Podcorn.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, fluctuation in the market-based inputs used to develop the discount rate resulted in a reduction in the discount rate. As a result, the fair value of the contingent consideration at December 31, 2021 increased to $8.8 million. Changes in the fair value of the contingent considerations are recorded to the Station Operating Expenses line item on the Statement of Operations.
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
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following preliminary purchase price allocations are based upon the valuation of assets and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The final valuation could be substantially different from the initial estimate.

	Preliminary Value	Measurement Period Adjustment	As Adjusted
	(amounts in thousands)
Assets
Cash	$702	$—	$702
Prepaid expenses, deposits and other	18	—	18
Other assets, net of accumulated amortization	2,545	—	2,545
Goodwill	19,579	58	19,637
Deferred tax asset	72	—	72
Net working capital	95	(32)	63
Preliminary fair value of net assets acquired	$23,011	$26	$23,037
The aggregate fair value purchase price allocation for the assets acquired in the Podcorn Acquisition as previously reported was revised during the year ended December 31, 2021 due to: (i) a change to the net working capital amounts associated with the acquired company which resulted in an increase to acquired goodwill; and (ii) the filing of the final pre-acquisition tax return for Podcorn, which resulted in an increase to goodwill.
2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of the QLGG Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021 reflect the results of QLGG and the Company's consolidated financial statements for the year ended December 31, 2020, reflect the results of QLGG for the portion of the period after the completion of the QLGG Acquisition. The Company's consolidated financial statements for the year ended December 31, 2019 do not reflect the results of QLGG.
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

		Useful Lives in Years
	Final Value	From	To
	(amounts in thousands)
Assets
Net property and equipment	$8	3	7
Other assets, net of accumulated amortization	14,608	3	10
Goodwill	18,127	non-amortizing
Total intangible and other assets	32,735
Deferred tax liabilities	(1,152)
Net working capital	12
Preliminary fair value of net assets acquired	$31,603
2020 Dispositions
During the second quarter of 2020, the Company entered into an agreement with Truth Broadcasting Corporation ("Truth") to dispose of property and equipment and two broadcasting licenses in Greensboro, North Carolina. During the fourth quarter of 2020, the Company completed this sale for $0.4 million in cash. The Company reported a loss, net of expenses, of approximately $0.1 million. As a result of this sale, the Company no longer maintains a presence in the Greensboro, North Carolina market. Refer to Note 22, Assets Held For Sale, for additional information.

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
Based on the timing of the Cadence13 Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021 and 2020 reflect the results of Cadence13's operations. The Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Cadence13's operations for the portion of the period after the completion of the Cadence13 Acquisition.
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
Based on the timing of the Pineapple Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021 and 2020, reflect the results of Pineapple's operations. The Company's consolidated financial statements for the year ended December 31, 2019, reflect the results of Pineapple's operations for the portion of the period after the completion of the Pineapple Acquisition.
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
Based on the timing of the Cumulus Exchange, the Company's consolidated financial statements for the year ended December 31, 2021 and 2020: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. The Company's consolidated financial statements for the year ended December 31, 2019: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Cumulus Exchange; and (ii) reflect the results of the divested stations for the portion of the period until the commencement date of the LMAs.
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
Merger and Acquisition Costs
Merger and acquisition costs were expensed and are included within Other expenses in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred consist primarily of legal, professional and advisory services related to the acquisition activities described above.
Integration Costs
The Company incurred integration costs of $0.0 million, $0.5 million, and $4.3 million during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Integration costs were expensed as a separate line item in the consolidated statements of operations. These costs primarily relate to change management consultants and technology-related costs incurred subsequent to 2017 merger and acquisition activity.
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, assumes that: (i) the acquisitions in 2021 had occurred as of January 1, 2020; (ii) the acquisition in 2020 had occurred as of January 1, 2019; and (iii) the acquisitions in 2019 had occurred as of January 1, 2018.
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

	Years Ended December 31
	2021	2020	2019
	(amounts in thousands, except per share data)
	Pro Forma	Pro Forma	Pro Forma
Net revenues	$1,223,008	$1,069,040	$1,530,523
Net income (loss)	$(8,670)	$(254,443)	$(426,935)
Net income (loss) per common share - basic	$(0.06)	$(1.89)	$(3.12)
Net income (loss) per common share - diluted	$(0.06)	$(1.89)	$(3.12)
Weighted shares outstanding basic	135,981	134,571	136,967
Weighted shares outstanding diluted	135,981	134,571	136,967

4.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Years Ended December 31
	2021	2020	2019
	(amounts in thousands)
Workforce reduction	$5,521	$11,885	$6,171
Other restructuring costs	150	96	805
Total restructuring charges	$5,671	$11,981	$6,976
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
In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there is minimal sublease income. Of the restructuring charges unpaid and outstanding at December 31, 2021, no amount relates to the CBS Radio restructuring plan.

	Years Ended December 31,
	2021	2020
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$2,988	$4,251
Additions	5,671	11,981
Payments	(6,036)	(13,244)
Restructuring charges and lease abandonment costs unpaid and outstanding	2,623	2,988
Restructuring charges and lease abandonment costs - noncurrent portion	—	(812)
Restructuring charges and lease abandonment costs - current portion	$2,623	$2,176

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
Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. This typically occurs at the point in time that advertisements are broadcast, marketing services are provided, or as an event occurs. For spot revenues, digital advertising, and network revenues, the Company recognizes revenue at the point in time when the advertisement is broadcast. For event revenues, the Company recognizes revenues at a point in time, as the event occurs. For sponsorship revenues, the Company recognizes revenues over the length of the sponsorship agreement. For trade and barter transactions, revenue is recognized at the point in time when the promotional advertising is aired.
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
Sponsorship and Event Revenues
The Company sells advertising space at live and local events hosted by the Company across the country. The Company also earns revenues from attendee-driven ticket sales and merchandise sales. Performance obligations include the presentation of the advertisers' branding in highly visible areas at the event. These revenues are recognized at a point in time, when the event occurs and the performance obligations are satisfied.
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
Contract Balances
Refer to the table below for information about receivables, contract assets (unbilled receivables) and contract liabilities (unearned revenue) from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $2.8 million and $3.8 million as of December 31, 2021, and December 31, 2020, respectively.

	December 31,
Description	2021	2020
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$273,217	$272,321
Unearned revenue - current	10,638	15,651
Unearned revenue - noncurrent	474	1,294
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

Significant changes in the contract liabilities balances during the period are as follows:

Year Ended December 31, 2021
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2021	$16,945
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(16,945)
Additions, net of revenue recognized during period	11,112
Ending balance	$11,112
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2021	2020	2019
Revenue by Source	(amounts in thousands)
Spot revenues	$799,687	$705,743	$1,092,029
Digital revenues	237,824	189,988	146,274
Network revenues	84,089	80,346	75,629
Sponsorships and event revenues	52,319	42,478	102,385
Other revenues	45,485	42,343	73,612
Net revenues	$1,219,404	$1,060,898	$1,489,929
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
The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $0.5 million of revenue in excess of one year.
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
6.    ACCOUNTS RECEIVABLE AND RELATED ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RESERVES
Accounts receivable are primarily attributable to advertising which has been provided and for which payment has not been received from the advertiser. Accounts receivable are net of agency commissions and an estimated allowance for doubtful accounts and sales reserves. Estimates of the allowance for doubtful accounts and sales reserves are recorded based on management’s judgment of the collectability of the accounts receivable based on historical information, relative improvements or deterioration in the age of the accounts receivable, changes in current economic conditions, and expectations of future credit losses.
The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2021	2020
	(amounts in thousands)
Accounts receivable	$291,128	$295,013
Allowance for doubtful accounts and sales reserves	(15,084)	(18,911)
Accounts receivable, net of allowance for doubtful accounts and sales reserves	$276,044	$276,102
See the table in Note 10, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.
The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2021	$14,458	$3,173	$(7,682)	$9,949
December 31, 2020	$8,265	$16,349	$(10,156)	$14,458
December 31, 2019	$9,419	$4,549	$(5,703)	$8,265
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

The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Revenues	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2021	$4,452	$5,586	$(4,903)	$5,135
December 31, 2020	$9,250	$8,768	$(13,566)	$4,452
December 31, 2019	$7,271	$11,394	$(9,415)	$9,250

7.    LEASES
Leasing Guidance
The accounting guidance for leases was modified in 2019 to increase transparency and comparability among organizations by requiring the recognition of Right-of-Use ("ROU") assets and lease liabilities on the consolidated balance sheets. Based upon the Company's assessment, the impact of this guidance had a material impact on the Company's financial position and the impact to the Company's results of operations and cash flows through December 31, 2021, was not material.
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

Lease Expense
The components of lease expense were as follows:

	Lease Cost
	For the Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Operating lease cost	$48,999	$49,061	$50,169
Variable lease cost	11,517	10,575	9,691
Short-term lease cost	—	—	182
Total lease cost	$60,516	$59,636	$60,042
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
Description	2021	2020	2019
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities	$53,838	$53,237	$52,056
Lease liabilities arising from obtaining right-of-use assets (1)	$28,608	$11,851	$315,377
(1)ROU assets obtained in exchange for lease obligations in 2019 include transition liabilities upon implementation of the amended leasing guidance, as well as new leases entered into during the year ended December 31, 2019.
Balance Sheet
Supplemental balance sheet information related to leases was as follows:

Description	December 31, 2021	December 31, 2020
	(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$229,607	$236,903

Operating lease liabilities (current)	$39,598	$40,439
Operating lease liabilities (noncurrent)	$217,281	$229,400
Total operating lease liabilities	$256,879	$269,839

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	7 years	8 years

Weighted Average Discount Rate
Operating leases	4.7%	4.9%

Maturities
The aggregate maturities of the Company’s lease liabilities as of December 31, 2021, are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending Years ending December 31:
2022	$53,134
2023	49,959
2024	44,483
2025	38,386
2026	32,099
Thereafter	84,982
Total lease payments	303,043
Less: imputed interest	(46,164)
Total	$256,879
As of December 31, 2021, the Company has not entered into any leases that have not yet commenced.

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
The annual impairment assessment conducted during the fourth quarter of the current year indicated that the fair value of the Company's broadcasting licenses and reporting units exceeded their respective carrying amounts. Accordingly, the Company was not required to record an impairment loss in the current year.
The annual impairment assessment conducted during the fourth quarter of the prior year indicated that the fair value of the Company's broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets. Accordingly, the Company recorded a $246.0 million impairment charge ($180.4 million, net of tax) on its broadcasting licenses during the fourth quarter of 2020.
There were material changes in the carrying value of broadcasting licenses and goodwill during the year ended December 31, 2021 and 2020, primarily as a result of: (i) the impairment losses recorded in the second, third and fourth quarters of 2020; (ii) assets held for sale activities described further in Note 22, Assets Held For Sale; and (iii) acquisitions described further in Note 3, Business Combinations.
The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.

The following table presents the changes in the carrying value of broadcasting licenses:

	Broadcasting Licenses Carrying Amount
	December 31, 2021	December 31, 2020
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,229,016	$2,508,121
Disposition of radio stations (see Note 3, 22)	—	(432)
Acquisitions (see Note 3)	23,233	—
Loss on impairment (See Note 14)	—	(261,929)
Assets held for sale (see Note 22)	(703)	(16,744)
Ending period balance	$2,251,546	$2,229,016
The following table presents the changes in goodwill.

	Goodwill Carrying Amount
	December 31, 2021	December 31, 2020
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,042,762	$1,024,467
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	62,215	43,920
Acquisitions (see Note 3)	20,099	18,323
Measurement period adjustments to acquired goodwill	(138)	(28)
Ending period balance	$82,176	$62,215
Goodwill balance before cumulative loss on impairment as of December 31,	$1,062,723	$1,042,762
Accumulated loss on impairment as of December 31,	(980,547)	(980,547)
Goodwill ending balance as of December 31,	$82,176	$62,215
Broadcasting Licenses Impairment Test
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

The Company evaluates the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of the Company’s broadcasting licenses and their respective fair value amounts, including positive mitigating events and circumstances.
Subsequent to the annual impairment test conducted during the fourth quarter of 2019, the Company continued to monitor these factors listed above. Due to the economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, the Company determined that the changes in circumstances warranted an interim impairment assessment on its broadcasting licenses during the second quarter of the prior year. Due to changes in facts and circumstances, the Company revised its estimates with respect to projected operating performance and discount rates used in the interim impairment assessment. During the second quarter 2020, the Company completed an interim impairment test for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company’s markets and, accordingly, recorded an impairment loss of $4.1 million, ($3.0 million, net of tax).
Subsequent to the interim impairment assessment conducted during the second quarter of the prior year, the Company continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of 2020, primarily a decrease in market-specific revenue forecasts, the Company determined that changes in circumstances warranted an interim impairment assessment on certain of its broadcasting licenses during the third quarter of 2020. During the third quarter of 2020, the Company completed an interim impairment test for certain of its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).
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
During the fourth quarter of 2020, the Company completed its annual impairment test for broadcasting licenses at the market level using the Greenfield method. As a result of this annual impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $246.0 million, ($180.4 million, net of tax).
The Company determined that an interim impairment assessment was not required in the current year. During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.
Methodology - Broadcasting Licenses
The Company performs its broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The broadcasting licenses are assessed for recoverability at the market level. Potential impairment is identified by comparing the fair value of a market's broadcasting licenses to its carrying value. The Greenfield method is a discounted cash flow approach (a ten-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. The cash flow projections for the broadcasting licenses include significant judgments and assumptions relating to the market share and profit margin of an average station within a market based upon market size and station type, the forecasted growth rate of each radio market (including long-term growth rate) and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's broadcasting licenses.

The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. The Company believes that the assumptions identified above are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Fourth Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	Fourth Quarter 2019
Discount rate	8.50%	8.50%	7.50%	8.00%	8.5%
Operating profit margin ranges for average stations in markets where the Company operates	20% to 33%	20% to 36%	24% to 36%	22% to 36%	18% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%	0.0% to 0.8%
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
As a result of disposition activity in 2019, the Company was operating in 47 radio markets as of the fourth quarter 2019 impairment assessment. Each market was a component one level beneath the single operating segment. Since each market was economically similar, all 47 markets were aggregated into a single broadcast reporting unit for the fourth quarter 2019 goodwill impairment assessment. As a result of the acquisition of Pineapple and Cadence13 in 2019, the Company significantly increased its podcasting operations. Cadence13 and Pineapple represented a single podcasting division one level beneath the single operating segment. Since the operations were economically similar, Cadence13 and Pineapple were aggregated into a single podcasting reporting unit.
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
After assessing the totality of events and circumstances listed above, the Company determined that it was more likely than not that the fair value of the Company's reporting units was greater than their respective carrying amounts. Accordingly, the Company did not conduct an interim impairment test on its goodwill during 2020.
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
The podcast reporting unit goodwill, primarily consisting of acquired goodwill from the Cadence13 Acquisition and the Pineapple Acquisition, was subject to a qualitative annual impairment test conducted in the fourth quarter of the 2020. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the podcast reporting unit, consisting of goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
After assessing the totality of events and circumstances listed above, the Company determined that it was more likely than not that the fair value of its reporting units was greater than their respective carrying amounts. Accordingly, the Company did not conduct an interim impairment test on its goodwill during 2021.
In March 2021, the Company completed the Podcorn Acquisition. Cadence13, Pineapple and Podcorn represent a single podcasting division one level beneath the single operating segment. Since the operations are economically similar, Cadence13, Pineapple and Podcorn were aggregated into a single podcasting reporting unit for the quantitative impairment assessment conducted in the fourth quarter of 2021. During the fourth quarter of 2021, the Company completed its annual impairment test for its podcasting reporting unit and determined that the fair value of its podcast reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.
During the fourth quarter of 2021, the Company completed its annual impairment test for the QLGG reporting unit and determined that the fair value of its QLGG reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.
In October 2021, the Company completed the WideOrbit Streaming Acquisition. AmperWave represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the WideOrbit Streaming Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired goodwill approximated fair value.
Methodology - Goodwill
In connection with the Company’s 2019 annual goodwill impairment assessments at the broadcasting reporting unit, the Company used an income approach in computing the fair value of the Company's goodwill. This approach utilized a discounted cash flow method by projecting the Company’s income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the Company's reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin (including revenue and expense growth rates) and the discount rate. Management believes that this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance were historical performance and/or management’s estimates of future performance. As discussed above, as a result of the impairment assessment conducted in the fourth quarter of 2019, the Company no longer has goodwill attributable to the broadcast reporting unit.
The Company elected to bypass the qualitative assessment for the annual impairment tests of its podcast reporting unit and QLGG reporting unit and proceeded directly to the quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's goodwill
Assumptions And Results - Goodwill
The following table reflects the estimates and assumptions used in the annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2021	Fourth Quarter 2020	Fourth Quarter 2019
Discount rate - broadcast reporting unit	not applicable	not applicable	8.50%
Discount rate - podcast reporting unit	9.50%	not applicable	not applicable
Discount rate - QLGG reporting unit	12.00%	not applicable	not applicable
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
(B) Definite-Lived Intangibles
The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2021, 2020 and 2019, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.
See Note 9, Other Assets, for: (i) a listing of the assets comprising definite-lived assets, which are included in other assets on the balance sheets; (ii) the amount of amortization expense for definite-lived assets; and (iii) the Company’s estimate of amortization expense for definite-lived assets in future periods.

9.    OTHER ASSETS
Other assets consist of the following:

	Other Assets
	December 31,
	2021			2020
	Asset	Accumulated Amortization	Net	Asset	Accumulated Amortization	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts	$1,362	$1,313	$49	$1,362	$1,263	$99	Term of contract
Advertiser lists and customer relationships	31,674	26,066	5,608	31,674	20,405	11,269	3 to 5 years
Other definite-lived assets	26,922	12,302	14,620	16,199	9,543	6,656	Term of contract
Total definite-lived intangibles	59,958	39,681	20,277	49,235	31,211	18,024
Debt issuance costs	3,550	501	3,049	3,122	405	2,717	Term of debt
Prepaid assets - long-term	2,002	—	2,002	2,009	—	2,009
Software costs and other	73,093	23,556	49,537	34,203	15,930	18,273
	$138,603	$63,738	$74,865	$88,569	$47,546	$41,023
The following table presents the various categories of amortization expense, including deferred financing costs which are reflected as interest expense:

	Amortization Expense
	Other Assets
	For The Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Definite-lived assets	$10,140	$8,861	$7,140
Deferred financing expense	5,613	3,981	4,866
Software costs	9,251	7,752	6,325
Total	$25,004	$20,594	$18,331
The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (i) other assets; and (ii) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets
Years ending December 31,	(amounts in thousands)
2022	$20,569	$12,825	$7,744
2023	12,499	10,614	1,885
2024	9,466	8,304	1,162
2025	7,209	6,047	1,162
2026	5,122	4,384	738
Thereafter	14,131	8,339	5,792
Total	$68,996	$50,513	$18,483

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2021	2020
	(amounts in thousands)
Accrued compensation	$35,917	$25,264
Accounts receivable credits	2,506	1,683
Advertiser obligations	2,504	4,844
Accrued interest payable	14,662	9,804
Unearned revenue	10,638	15,651
Unfavorable sports liabilities	4,492	4,634
Accrued benefits	6,894	6,944
Non-income tax liabilities	1,897	1,332
Other	4,620	3,841
Total other current liabilities	$84,130	$73,997
11.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2021	2020
	(amounts in thousands)
Deferred compensation	$32,730	$33,474
Unfavorable sports liabilities	3,867	8,359
Unearned revenue	474	1,294
Other	11,761	14,617
Total other long-term liabilities	$48,832	$57,744

12.    LONG-TERM DEBT
Long-term debt was comprised of the following as of December 31, 2021:

	Long-Term Debt
	December 31,
	2021	2020
	(amounts in thousands)
Credit Facility
Revolver	$97,727	$114,727
Term B-2 Loan, due November 17, 2024	632,415	754,006
Plus unamortized premium	1,397	1,681
	731,539	870,414
2027 Notes
6.500% notes due May 1, 2027	470,000	425,000
Plus unamortized premium	3,964	4,318
	473,964	429,318
2029 Notes
6.750% notes, due March 31, 2029	540,000	—
	540,000	—

Accounts receivable facility	75,000	—

Senior Notes
7.250% senior unsecured notes, due November 1, 2024	—	400,000
Plus unamortized premium	—	9,306
	—	409,306

Other debt	764	808
Total debt before deferred financing costs	1,821,267	1,709,846
Current amount of long-term debt	(22,727)	(5,488)
Deferred financing costs (excludes the revolving credit)	(16,409)	(14,409)
Total long-term debt, net of current debt	$1,782,131	$1,689,949
Outstanding standby letters of credit	$6,069	$6,229

(A) Senior Debt
The 2027 Notes
During the second quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.) ("Audacy Capital Corp."), issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial 2027 Notes may be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Initial 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.

The Company used net proceeds of the offering, along with cash on hand and $89.0 million borrowed under its Revolver, to repay $425.0 million of existing indebtedness under the Company's term loan outstanding at that time (the "Term B-1 Loan").
In connection with this refinancing activity described above, during the second quarter of 2019, the Company: (i) wrote off $1.6 million of unamortized deferred financing costs associated with the Term B-1 Loan; (ii) wrote off $0.2 million of unamortized premium associated with the Term B-1 Loan; and (iii) recorded $3.9 million of new deferred financing costs which will be amortized over the term of the Initial 2027 Notes under the effective interest rate method.
During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). As of December 31, 2020, the Additional Notes were treated as a single series with the $325.0 million Initial 2027 Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. As of December 31, 2020, the unamortized premium on the Notes was reflected on the balance sheet as an addition to the $425.0 million Notes.
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
During the fourth quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the $325.0 million Initial 2027 Notes and the $100.0 million Additional Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. The premium on the Additional 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the 2027 Notes is reflect on the balance sheet as an addition to the $470.0 million 2027 Notes.
The Company used net proceeds of the Additional 2027 Notes offering to repay $44.6 million of existing indebtedness under the Company's Term B-2 Loan.
In connection with this refinancing activity described above, during the fourth quarter of 2021, the Company recorded $0.8 million of new deferred financing costs which will be amortized over the term of the 2027 Notes under the effective interest rate method. The Company also incurred $0.4 million of costs which were classified within refinancing expenses.
The 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp. The 2027 Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Audacy Capital Corp. and the guarantors.
A default under the Company's 2027 Notes could cause a default under the Company's Credit Facility or 2029 Notes. Any event of default, therefore, could have a material adverse effect on the Company's business and financial condition.
The 2027 Notes are not a registered security and there are no plans to register the 2027 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2021, and 2020 and for the years ended December 31, 2021, 2020 and 2019.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $250.0 million Revolver and the Term B-2 Loan.

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
In addition, the Original Class Revolver and the New Class Revolver require the payment of a commitment fee ranging from 0.375% per annum to 0.5% per annum on the undrawn amount. As of December 31, 2020, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $146.3 million.
The Company expects to use the Revolver to: (i) provide for working capital; and (ii) provide for general corporate purposes, including capital expenditures and any or all of the following (subject to certain restrictions): repurchase of Class A common stock, dividends, investments and acquisitions. In addition, the Credit Facility is secured by a lien on substantially all of the assets (including material real property) of Audacy Capital Corp. and its subsidiaries with limited exclusions. Most of the Company’s subsidiaries, jointly and severally guaranteed the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.
The Term B-2 Loan has a maturity date of November 17, 2024 and provides for interest based upon LIBOR plus 2.5% or the Base Rate plus 1.5%.
The Term B-2 Loan amortizes: (i) with equal quarterly installments of principal in annual amounts equal to 1.0% of the original principal amount of the Term B-2 Loan; and (ii) mandatory yearly prepayments based upon a percentage of Excess Cash Flow as defined in the agreement, subject to incremental step-downs, depending on the Consolidated Net Secured Leverage Ratio. The Excess Cash Flow payment is based on the Excess Cash Flow and Consolidated Net Secured Leverage Ratio for the prior year.
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
Audacy Capital Corp., which is a wholly-owned subsidiary of the Company, holds the ownership interest in various subsidiary companies that own the operating assets, including broadcasting licenses, permits, authorizations and cash royalties.

Audacy Capital Corp. is the borrower under the Credit Facility. The assets securing the Credit Facility are subject to customary release provisions which would enable the Company to sell such assets free and clear of encumbrance, subject to certain conditions and exceptions.
Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Credit Facility, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restrictive covenants.
The 2029 Notes
During the first quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
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
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp., a wholly-owned subsidiary of the Company, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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
As of December 31, 2021, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp., a wholly owned subsidiary of the Company, entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
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
The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase

Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.
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
Although the SPV is a wholly owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivables) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivables are not legally assets of Audacy NY, Audacy Operations or the Company. The Receivables Facility is accounted for as a secured financing. The pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Consolidated Balance Sheets. Refer to Note 2, Significant Accounting Policies, for additional information on the consolidated VIE.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. At December 31, 2021, the Company had outstanding borrowings of $75.0 million under the Receivables Facility.
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

(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Interest expense	$87,530	$86,579	$100,757
Amortization of deferred financing costs	5,613	3,981	3,085
Amortization of original issue discount (premium) of senior notes	(1,582)	(3,395)	(2,928)
Interest income and other investment income	(50)	(69)	(811)
Total net interest expense	$91,511	$87,096	$100,103
The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 2.6% as of December 31, 2021; and (ii) 2.6% as of December 31, 2020.
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
(E) Aggregate Principal Maturities
The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-2 Loan	Revolver	2027 Notes	2029 Notes	Accounts Receivable Facility	Other	Total
	(amounts in thousands)
Years ending December 31
2022	$—	$22,727	$—	$—	—	$30	$22,757
2023	—	—	—	—	—	30	30
2024	632,415	75,000	—	—	75,000	30	707,445
2025	—	—	—	—	—	30	30
2026	—	—	—	—	—	30	30
Thereafter	—	—	470,000	540,000	—	615	1,010,615
Total	$632,415	$97,727	$470,000	$540,000	$75,000	$765	$1,740,907
(F) Outstanding Letters of Credit
The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 23, Contingencies And Commitments.
(G) Guarantor and Non-Guarantor Financial Information
As of December 31, 2021, most of the direct and indirect subsidiaries of Audacy Capital Corp. are guarantors of Audacy Capital Corp.’s obligations under the Credit Facility, the Notes and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the 2027 Notes and the 2029 Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.
The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2021, these restrictions did not apply.
Under the Credit Facility, Audacy Capital Corp. is permitted to make distributions to Audacy, Inc., which are required to pay Audacy, Inc.’s reasonable overhead costs, including income taxes, and other costs associated with conducting the operations of Audacy Capital Corp. and its subsidiaries.
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
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of December 31, 2021, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
Collar	$340.0	Jun. 25, 2019	Cap	2.75%	Jun. 28, 2024	Jun. 28, 2022	$220.0
			Floor	0.402%		Jun. 28, 2023	$90.0
Total	$340.0
For the year ended December 31, 2021, the Company recorded the net change in the fair value of this derivative as a gain of $2.0 million (net of a tax benefit of $0.6 million as of December 31, 2021) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of December 31, 2021, the fair value of these derivatives was a liability of $0.4 million, and is recorded as other long-term liabilities on the balance sheet. The Company expects to reclassify $0.3 million of this amount to the consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of December 31, 2021, and December 31, 2020:

	Accumulated Derivative Gain (Loss)
Description	December 31, 2021	December 31, 2020
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$(289)	$(1,789)
The following table presents the accumulated net derivative gain (loss) recorded in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)			Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Years Ended December 31,
2021	2020	2019	2021	2020	2019
(amounts in thousands)
$1,500	$(1,650)	$(139)	$1,176	$663	$—
Undesignated Derivatives
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on LIBOR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of December 31, 2021, the notional investments underling the TRS amounted to $27.1 million. The contract term of the TRS is through March 2022 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.
For the year ended December 31, 2021, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $4.5 million benefit. Of this amount, a $1.5 million benefit was recorded in corporate, general and administrative expenses and a $3.0 million benefit was recorded in station operating expenses.

14.     IMPAIRMENT LOSS

The following table presents the various categories of impairment loss:

	Impairment Loss
	For The Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Broadcasting licenses	$—	$261,929	$—
Goodwill	—	—	537,353
ROU Asset	556	1,064	5,956
Property and equipment and other	1,658	1,439	2,148
Total	$2,214	$264,432	$545,457
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
Under the Credit Facility, the 2027 Notes and the 2029 Notes, the Company may be restricted in the amount available for dividends, share repurchases, investments, and debt repurchases in the future based upon its Consolidated Net First-Lien Leverage Ratio. The amount available can increase over time based upon the Company’s financial performance and used when its Consolidated Net First-Lien Leverage Ratio is less than or equal to the maximum Secured Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.
The following table presents a summary of the Company’s dividend activity during the past two years ending December 31, 2021:

Equity Type	Payment Date	Dividends per Share	Aggregate Payment Amount
Common stock	March 27, 2020	$0.020	$2,692,213
Dividend Equivalents
The Company’s grants of restricted stock units ("RSUs") include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.

The following table presents the amounts accrued and unpaid on unvested RSUs:

	Balance Sheet Location	Dividend Equivalent Liabilities
		December 31,
		2021	2020
		(amounts in thousands)
Short-term	Other current liabilities	$351	$437
Long-term	Other long-term liabilities	92	477
Total		$443	$914
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

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Shares of stock deemed repurchased	386	510	459
Amount recorded as financing activity	$2,066	$1,527	$2,905
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the ESPP is 1.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code (the "Code"). The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense. Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP. The ESPP resumed on July 1, 2021. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Number of shares purchased	106	166	335
Non-cash compensation expense recognized	$47	$43	$234
Share Repurchase Program
On November 2, 2017, the Company’s Board of Directors announced a share repurchase program (the “2017 Share Repurchase Program”) to permit the Company to purchase up to $100.0 million of the Company’s issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by the Company under the 2017 Share Repurchase Program will be at the discretion of the Company based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Credit Facility, the 2027 Notes and the 2029 Notes.
During the year ended December 31, 2021 and 2020, the Company did not repurchase any shares under the 2017 Share Repurchase Program. During the year ended December 31, 2019, the Company repurchased 5.0 million shares of Class A common stock at an aggregate average price of $3.67 per share for a total of $18.3 million. As of December 31, 2021, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

Shareholder Rights Agreement
On April 20, 2020, the Company entered into a Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (as amended from time to time, the "Rights Agreement"), which was previously approved by the Board of Directors of the Company (the "Board of Directors").
The Rights expired on April 20, 2021.
16.    NET INCOME (LOSS) PER COMMON SHARE
Net income per common share is calculated as basic net income per share and diluted net income per share. Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed in the same manner as basic net income after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes the potential dilution that could occur: (i) if the RSUs with service conditions were fully vested (using the treasury stock method); (ii) if all of the Company’s outstanding stock options that are in-the-money were exercised (using the treasury stock method); (iii) if the RSUs with service and market conditions were considered contingently issuable; and (iv) if the RSUs with service and performance conditions were considered contingently issuable. The Company considered whether the options to purchase Class A common stock in connection with the ESPP were potentially dilutive and concluded there were no dilutive shares as all options are automatically exercised at the balance sheet date.
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

The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(3,572)	$(242,224)	$(420,212)
Denominator
Basic weighted average shares outstanding	135,981,419	134,570,672	136,967,455
Net income (loss) per share - Basic	$(0.03)	$(1.80)	$(3.07)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(3,572)	$(242,224)	$(420,212)
Denominator
Basic weighted average shares outstanding	135,981,419	134,570,672	136,967,455
Effect of RSUs and options under the treasury stock method	—	—	—
Diluted weighted average shares outstanding	135,981,419	134,570,672	136,967,455
Net income (loss) per share - Diluted	$(0.03)	$(1.80)	$(3.07)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive	anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	609	609	543
Price range of options excluded: from	$3.54	$3.54	$9.66
Price range of options excluded: to	$13.98	$13.98	$13.98
RSUs with service conditions	464	2,689	2,953
Excluded RSUs with service and market conditions as market conditions not met	75	—	70
Excluded shares as anti-dilutive when reporting a net loss	2,206	139	331

17.    SHARE-BASED COMPENSATION
Equity Compensation Plan
Under the Audacy Equity Compensation Plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants. The RSUs and options that have been issued generally vest over periods of up to four years. The options expire ten years from the date of grant. The Company issues new shares of Class A common stock upon the exercise of stock options and the later of vesting or issuance of RSUs.
On January 1 of each year, the number of shares of Class A common stock authorized under the Plan is automatically increased by 1.5 million, or a lesser number as may be determined by the Company’s Board of Directors. The amount of shares available for grant automatically increased by 1.5 million on January 1, 2021, January 1, 2020, and January 1, 2019. As of December 31, 2021, the shares available for grant were (1.4) million shares.

The Plan included certain performance criteria for purposes of satisfying expense deduction requirements for income tax purposes. This expense deduction exemption does not apply under the new tax legislation that was enacted during the fourth quarter of 2017 and was effective as of January 1, 2018.
The Audacy Acquisition Equity Compensation Plan
In connection with the QLGG Acquisition, the Company assumed an equity compensation plan that was in place at QLGG. This plan (the "QLGG 2017 Incentive Compensation Plan") (together with the Plan, the "Plans") was assumed pursuant to New York Stock Exchange Listed Company Manual Rule 303A.08 and did not require approval by the Company's shareholders. Outstanding RSUs and options under the QLGG 2017 Incentive Compensation Plan are included in the amounts below.
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
RSU Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2021
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2020	5,539
RSUs awarded	December 31, 2021	3,513
RSUs released	December 31, 2021	(1,477)
RSUs forfeited	December 31, 2021	(233)
RSUs outstanding as of:	December 31, 2021	7,342	$—	1.3	$18,028
RSUs vested and expected to vest as of:	December 31, 2021	7,342	$—	1.3	$18,028
RSUs exercisable (vested and deferred) as of:	December 31, 2021	5	$—	0	$13
Weighted average remaining recognition period in years		2.0
Unamortized compensation expense		$17,218
The following table presents additional information on RSU activity:

	Years Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share data)
RSUs issued	3,513	$10,836	3,793	$10,073	1,955	$12,926
RSUs forfeited - service based	(233)	(678)	(403)	(624)	(323)	(1,753)
Net RSUs issued and increase (decrease) to paid-in capital	3,280	$10,158	3,390	$9,449	1,632	$11,173
Weighted average grant date fair value per share	$3.08		$2.66		$6.61
Fair value of shares vested per share	$7.49		$7.55		$10.72
RSUs vested and released	1,477		1,712		1,456

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
The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	—	70	226
Number of RSUs granted	31	—	—
Number of RSUs forfeited	—	(70)	(156)
Number of RSUs vested	—	—	—
End of period balance	31	—	70
Weighted average fair value of RSUs granted with market conditions	$3.27	$—	$—
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

Years Ended December 31,
2021
Expected Volatility Structure (1)	97%
Risk Free Interest Rate (2)	0.05%
Annual Dividend Payment Per Share (Constant) (3)	—%
(1)Expected Volatility Term Structure - The Company estimated the volatility term structure using: (i) the historical volatility of its stock.
(2)Risk-Free Interest Rate - The Company estimated the risk-free interest rate based upon the implied yield available on U.S. Treasury issues using the Treasury bond rate as of the date of grant.
(3)Annual Dividend Payment Per Share (Constant) - The Company assumed the historical dividend yield in effect at the date of the grant.
RSUs with Service and Performance Conditions
In addition to the RSUs included in the table above summarizing the activity in RSUs under the Plans, the Company issued RSUs with both service and performance conditions. Vesting of performance-based awards, if any, is dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested shares will expire and any accrued expense will be reversed. The Company determines the requisite service period on a case-by-case basis to determine the expense recognition period for non-vested performance based RSUs. The fair value is determined based upon the closing price of the Company’s common stock on the date of grant. The Company applies a quarterly probability assessment in computing its non-cash compensation expense and any change in the estimate is reflected as a cumulative adjustment to expense in the quarter of the change.
There was no activity in 2021, 2020, or 2019. As of December 31, 2021, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity
The following table presents the option activity during the current year ended:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of December 31, 2021
	(amounts in thousands, except per share data)
Options outstanding as of:	December 31, 2020	809	$8.63
Options exercised	December 31, 2021	(200)	0.42
Options outstanding as of:	December 31, 2021	609	$11.33	2.8	$—
Options vested and expected to vest as of:	December 31, 2021	609	$11.33	2.8	$—
Options vested and exercisable as of:	December 31, 2021	609	$11.33	2.8	$—
Weighted average remaining recognition period in years		0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number of Options Outstanding December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable December 31, 2021	Weighted Average Exercise Price

From	To
$3.54	$7.01	66,775	7.5	$5.40	66,775	$5.40
$9.66	$13.98	542,582	2.2	$12.06	542,582	$12.06
$0.17	$13.98	609,357	2.8	$11.33	609,357	$11.33
The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2021		2020		2019
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$—	$—	$1.34	$1.34
Upon vesting, period to exercise in years	0	0	0	0	1	10
Fair value per share upon grant	$—		$—		$—
Number of options granted	—		—		—
Intrinsic value per share upon exercise	$4.07		$—		$7.06
Intrinsic value of options exercised	$814		$—		$1,272
Tax benefit from options exercised	$217		$—		$73
Cash received from exercise price of options exercised	$86		$—		$244
Valuation Of Options
The Company estimates the fair value of option awards on the date of grant using an option-pricing model. The Company used the straight-line single option method for recognizing compensation expense, which was reduced for estimated forfeitures based on awards ultimately expected to vest. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-

pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. The Company’s stock options have certain characteristics that are different from traded options, and changes in the subjective assumptions could affect the estimated value.
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
In connection with the QLGG Acquisition in 2020, the Company applied the above described valuation methodologies to determine the fair value for those options assumed.
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Station operating expenses	$4,181	$2,348	$4,673
Corporate general and administrative expenses	8,753	6,907	11,511
Stock-based compensation expense included in operating expenses	12,934	9,255	16,184
Income tax benefit (1)	2,929	2,222	3,703
After-tax stock-based compensation expense	$10,005	$7,033	$12,481
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

Expected and Reported Income Taxes (Benefit)
Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Federal statutory income tax rate	21%	21%	21%
Computed tax expense at federal statutory rates on income before income taxes	$(800)	$(68,602)	$(80,432)
State income tax expense, net of federal benefit	(502)	(18,538)	13,661
Goodwill impairment	—	—	98,910
Valuation allowance current year activity	—	—	(321)
Tax impact of share-based awards	626	1,424	950
Transaction costs	43	19	105
Rate change related to NOL carryback	(2,353)	—	—
Nondeductible expenses and other	2,748	1,818	4,333
Income taxes	$(238)	$(83,879)	$37,206
Effective Income Tax Rates
The Company recognized an income tax benefit at an effective income tax rate of 6.20% for 2021. This rate was lower than the federal statutory rate of 21% primarily due to the impact of nondeductible expenses and discrete income tax expense items related to the shortfall associated with share-based awards.
The Company recognized an income tax benefit at an effective income tax rate of 25.70% for 2020. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
The effective income tax rate was (9.70)% for 2019. This rate was lower than the federal statutory rate of 21% primarily due to an impairment on the Company’s goodwill during the fourth quarter of 2019 which is not deductible for income tax purposes. The income tax rate is lower than in previous years primarily due to an increase in the impairment charge recorded on the Company's goodwill in 2019.
Income Tax Expense
Income tax expense (benefit) for each year is summarized in the table below.

	Years Ended December 31,
	2021	2020	2019
Current:	(amounts in thousands)
Federal	$(15,135)	$(5,542)	$20,751
State	934	(1,359)	11,685
Total current	(14,201)	(6,901)	32,436
Deferred:
Federal	15,545	(54,886)	(837)
State	(1,582)	(22,092)	5,607
Total deferred	13,963	(76,978)	4,770
Total income taxes (benefit)	$(238)	$(83,879)	$37,206
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
The components of deferred tax assets and liabilities as of December 31, 2021 and 2020, are as detailed below.

	December 31,
	2021	2020
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	$72,600	$88,815
Share-based compensation	3,636	3,432
Investments - impairments	350	350
Lease rental obligations	2,232	3,469
Deferred compensation	8,756	8,938
Interest Expense Limitation Carryforward	13,580	—
Debt fair value adjustment	1,429	4,081
Reserves	551	514
Lease liability	68,512	71,968
Employee benefits	2,046	1,673
Provision for doubtful accounts	4,023	5,043
Other non-current	5,106	8,193
Total deferred tax assets before valuation allowance	182,821	196,476
Valuation allowance	(21,249)	(24,399)
Total deferred tax assets	$161,572	$172,077
Deferred tax liabilities:
Lease ROU asset	(61,240)	(63,186)
Property, equipment and certain intangibles	(46,668)	(49,908)
Broadcasting licenses and goodwill	(541,329)	(532,381)
Total deferred tax liabilities	$(649,237)	$(645,475)
Total net deferred tax liabilities	$(487,665)	$(473,398)
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
For 2021, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) will be limited under Section 382 of the Code as a result of the Merger. For federal income tax purposes, the acquisition of CBS Radio (now Audacy Capital Corp.) was treated as a reverse acquisition which caused the Company to undergo an ownership change under Section 382 of the Code. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, Audacy Capital Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.
As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2021	$24,399	$(3,151)	$—	$—	$21,249
December 31, 2020	25,440	(1,041)	—	—	24,399
December 31, 2019	25,761	(321)	—	—	25,440
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
The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2021	2020
	(amounts in thousands)
Liabilities for uncertain tax positions
Interest and penalties	$156	$868
Total	$156	$868
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
The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Interest and penalties (income)	156	868	—
Total income taxes (benefit) from uncertain tax positions	$156	$868	$—

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Beginning of year balance	$(6,488)	$(6,719)	$(7,285)
Prior year positions
Reductions due to statute lapse	284	231	566
End of year balance	$(6,204)	$(6,488)	$(6,719)
Ending liability balance included above that was reflected as an offset to deferred tax assets	$(6,204)	$(6,488)	$(6,719)
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
As of December 31, 2021, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
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
Income Tax Payments, Refunds and Credits
For federal taxation purposes, the TCJA repealed the Alternative Minimum Tax (“AMT”) for corporations. Accordingly, the Company did not make any AMT payments in 2019, 2020 or 2021. The Company is now subject to regular corporate income tax.
The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Federal and state income tax payments (refunds)	$(300)	$2,724	$39,100
Net Operating Loss Carryforwards
As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in its NOL carryforward utilization.
The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the Code. Audacy Capital Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $211.3 million of its NOL carryovers.

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
The NOLs in the following table reflect an estimate of the NOLs for the 2021 tax filing year as these returns will not be filed until later in 2022:

	Net Operating Losses
	December 31, 2021
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$217,396	2030 to indefinite
State NOL carryforwards	$526,646	2022 to indefinite
Interest Expense limitation carryforward	$50,917	Indefinite

19.    SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES
The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Operating Activities
Barter revenues	$10,107	$9,616	$16,914
Barter expenses	$10,094	$9,604	$16,741
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$10,836	$10,073	$12,926
Decrease in paid-in capital from the forfeiture of RSUs	(678)	(624)	(1,753)
Net paid-in capital of RSUs issued (forfeited)	$10,158	$9,449	$11,173
Investing Activities
Noncash additions to property and equipment and intangibles	$(1,813)	$2,901	$803
Net radio station assets given up in a market	$(21,407)	$—	$(22,795)
Net radio station assets acquired in a market	$25,487	$—	$22,500
Contingent Consideration	$7,714	$—	$—

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

	Years Ended December 31,
Benefit Plan Disclosures	2021	2020	2019
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$33,474	$33,229	$30,928
Employee compensation deferrals	—	—	15
Employee compensation payments	(5,113)	(3,333)	(3,826)
Increase (decrease) in plan fair value	4,369	3,578	6,112
End of period balance	$32,730	$33,474	$33,229
401(k) Savings Plan
The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2020 and 2019 were $2.2 million and $5.6 million, respectively. As discussed above, in response to the COVID-19 pandemic, the Company temporarily suspended its 401(k) matching program in 2020. The 401(k) match resumed on January 1, 2022.
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
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
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

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,730	$26,839	$—	$—	$5,891
Interest rate cash flow hedge (3)	$394	$—	$394	$—	$—
Contingent Consideration (4)	$8,783	$—	$—	$8,783	$—

Description	Balance at December 31, 2020	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$33,474	$27,040	$—	$—	$6,434
Interest rate cash flow hedge (3)	$2,439	$—	$2,439	$—	$—
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
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value included the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount rate of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate decreased to 9.0% at December 31, 2021. As a result, the fair value of the contingent consideration at December 31, 2021 increased to $8.8 million. This balance is included in other long-term liabilities.
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

During the fourth quarter of 2020, the Company conducted a qualitative impairment assessment on its goodwill attributable to the podcast reporting unit. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the podcast reporting unit exceeded its respective carrying amount. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
For the goodwill acquired in the QLGG Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired reporting unit approximated fair value. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
As discussed in Note 8, Intangible Assets And Goodwill, the Company voluntarily changed the date of its annual impairment test for its broadcasting licenses and goodwill. As a result of this change, the Company did not determine the fair value of its broadcasting licenses and goodwill during the quarter ended June 30, 2019.
During the fourth quarter of 2019, the Company conducted an annual impairment assessment on its broadcasting licenses and goodwill. As a result of this impairment assessment, the Company concluded that its broadcasting licenses were not impaired as the fair value of these assets exceeded their carrying value. However, the Company concluded that its goodwill attributable to its broadcast reporting unit was impaired as the fair value was less than its carrying value. Accordingly, the Company recorded an impairment charge on its goodwill in the fourth quarter of 2019. Refer to Note 8, Intangible Assets And Goodwill, for additional information.
There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.
The Company performs review of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first, second and third quarters of 2021, the Company recorded a $0.3 million impairment charge, a $0.2 million impairment charge, and a $0.1 million impairment charge, respectively, related to ROU asset impairment.
During the first quarter of 2021, the Company recorded a $0.1 million impairment charge related to abandoned furniture and fixtures and a $0.2 million impairment charge related to abandoned computers and equipment. During the second quarter of 2021, the Company recorded a $0.5 million impairment charge related to abandoned computers and equipment. During the fourth quarter of 2021, the Company recorded a $0.9 million impairment charge related to abandoned computers software and disposed property, plant and equipment.
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
During the fourth quarter of 2019, the Company recorded a $6.0 million impairment charge related to ROU asset impairment. and a $2.2 million impairment charge related to impairment of property and equipment. The impairment charges were recorded within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$626,881	$754,006	$737,041
Revolver (2)	$97,727	$97,727	$114,727	$114,727
Senior Notes (3)	$—	$—	$400,000	$398,000
2029 Notes (3)	$540,000	$527,850	$—	$—
2027 Notes (3)	$470,000	$460,600	$425,000	$429,250
Accounts receivable facility (4)	$75,000		$—
Other debt (4)	$764		$808
Letters of credit (4)	$6,069		$6,229
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
(3)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Senior Notes, 2029 Notes and 2027 Notes to compute the fair value as these Senior Notes, 2029 Notes and 2027 Notes are traded in the debt securities market. The Senior Notes, 2029 Notes and 2027 Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets. The Senior Notes were redeemed during 2021.
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
There was no change in the carrying value of the Company’s cost-method investments since the year ended December 31,2020 other than as described below.
During the second quarter of 2021, the Company disposed of its investment in The Action Network, a media company featuring news, information and an industry-leading app focused on sports betting and fantasy content for proceeds of $1.2 million. As a result of the sale, the Company recognized a gain on the disposal of $0.9 million.
The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the Measurement Alternative
	December 31,
	2021	2020
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$3,305	$3,305
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative impairment as of January 1,	3,305	3,305
Disposal of investment in a privately held company	(300)	—
Ending period balance	$3,005	$3,305

22.    ASSETS HELD FOR SALE
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
During the fourth quarter of 2020, the Company announced that it entered into an exchange agreement with Urban One, Inc. ("Urban One") pursuant to which the Company would exchange its four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2020. In aggregate, these assets had a carrying value of $21.4 million.
Upon the closing of the Urban One Exchange on April 20, 2021, the Company: (i) removed the assets which had been classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Refer to Note 3, Business Combinations, for additional information.

During the second quarter of 2021, the Company entered into an agreement with a third party to dispose of land and land improvements, and equipment in Sacramento, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $0.5 million. In the fourth quarter of 2021, the Company completed this sale. The Company recognized a gain on the sale, net of commissions and other expenses, of approximately $4.6 million.
During the fourth quarter of 2021, the Company entered into an agreement with a third party to dispose of land, equipment and an FCC license in connection with a sale of a station in San Francisco, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2021. In aggregate, these assets have a carrying value of approximately $1.0 million. The transaction is expected to close within one year.
The major categories of these assets held for sale are as follows:

	Assets Held for Sale
	December 31, 2021	December 31, 2020
	(amounts in thousands)
Net property and equipment	$330	$4,686
Radio broadcasting licenses	703	16,744
Operating lease right-of-use assets	—	1,292
Operating lease liabilities	—	(1,315)
Net assets held for sale	$1,033	$21,407
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
Broadcast Licenses
The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $445,445 for a single incident, with a maximum fine of up to $4,111,796 for a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.
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
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of

Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) is negotiating and will enter into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”); and (iii) entered into an industry-wide settlement with SESAC, Inc. ("SESAC") resulting in a new license made available to RMLC members, which license is effective retroactively to January 1, 2019 and will expire December 31, 2022.
Effective as of January 1, 2021, the Company entered into a direct license agreement with Global Music Rights, LLC. The Company also maintains direct licenses with ASCAP, BMI, and SESAC for the Company’s non-broadcast, non-interactive, internet-only services, which direct licenses with ASCAP, BMI, and SESAC are separate from the industry-wide licenses made available through the RMLC.
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
The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Rent expense	$59,571	$58,656	$58,947
The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2022	$50,721	$2,412	$82,530	$135,663
2023	47,474	2,485	69,580	119,539
2024	42,288	2,196	42,541	87,025
2025	36,157	2,229	31,110	69,496
2026	29,804	2,295	14,935	47,034
Thereafter	79,047	5,935	—	84,982
	$285,491	$17,552	$240,696	$543,739

24.     SUBSEQUENT EVENTS
Events occurring after December 31, 2021, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

(b)    Index to Exhibits

Exhibit Number	Description
3.1 #	Amended and Restated Articles of Incorporation of Audacy, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on May 19, 2021).

3.2 #	Amended and Restated Bylaws of Audacy, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed on May 19, 2021).

4.1 #
Indenture for Senior Secured Second-Lien Notes due May 1, 2027, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2019).

4.2 #	Form of 6.500% Senior Secured Second-Lien Note due 2027 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2019).

4.3 #
First Supplemental Indenture, dated as of December 13, 2019, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 16, 2019).

4.4 #
Second Supplemental Indenture, dated as of October 20, 201, by and among Audacy Capital Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on October 20, 2021

4.5 #
Indenture, dated as of March 25, 2021, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021

4.6 #	Form of 6.750% Senior Secured Second-Lien Notes due 2029 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021)
10.1 #
Credit Agreement, dated as of October 17, 2016, as amended by Amendment No. 1 on March 3, 2017, as amended by Amendment No. 2 on November 17, 2017, as amended by Amendment No. 3 on April 30, 2019, and as amended by Amendment No. 4 on December 13, 2019 by an among Audacy Capital Corp. (formerly Entercom Media Corp.), each of the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1, (Exhibit A thereof which is a restatement of the Credit Agreement with all amendments) to our Current Report on Form 8-K filed on December 16, 2019).

10.2 #
Amendment No. 5, dated July 20, 2020, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 9, 2020

10.3 #
Amendment No. 6, dated March 5, 2021, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2021)

10.4 *	Employment Agreement, dated December 14, 2021, between Audacy, Inc. and David J. Field. (Filed herewith)

10.5 #

Employment Agreement dated April 12, 2021 between Audacy, Inc. and Richard Schmaeling. (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021)

10.6 #
Employment Agreement dated May 5, 2020, between Audacy, Inc. (formerly Entercom Communications Corp.) and Susan R. Larkin. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021)

10.7 *	Employment Agreement dated December 14, 2021 between Audacy, Inc. and Susan R. Larkin. (Filed herewith)

10.8 #
Employment Agreement, dated May 15, 2017, between Audacy, Inc. (formerly Entercom Communications Corp.) and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.9 #
First Amendment to Employment Agreement, dated February 20, 2020, between Audacy, Inc. (formerly Entercom Communications Corp.) and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020).

10.10 *	Employment Agreement dated March 4, 2020 between Audacy, Inc. (formerly Entercom Communications Corp.) and J.D. Crowley. (Filed herewith)

10.11 *	First Amendment to Employment Agreement, dated December 14, 2021, between Audacy, Inc. and J.D. Crowley. (Filed herewith)

10.12 #
Employment Agreement, July 1, 2007, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.13 #
First Amendment to Employment Agreement, December 15, 2008, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.14 #
Second Amendment to Employment Agreement, May 10, 2017, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.15 #	Audacy Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 19, 2021)

10.16 #	Audacy Acquisition Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 19, 2021)

10.17 #	Audacy Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 19, 2021)

10.18 #	Audacy Nonemployee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021)

10.19 #

Receivables Purchase Agreement, dated as of July 15, 2021, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2021)

10.20 #

Purchase and Sale Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., the Originators party thereto and Audacy New York, LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2021)

10.21 #
Sale and Contribution Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., Audacy New York, LLC and Audacy Receivables, LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2021)

10.22 #
Tax Matters Agreement by and between CBS Corporation and Audacy, Inc. (formerly Entercom Communications Corp.), dated as of November 16, 2017 (Incorporated by reference to exhibit 2.10 to our Current Report on Form 8-K filed on November 17, 2017.

21.1 *	Information Regarding Subsidiaries of Audacy, Inc. Filed herewith.

23.1 *	Consent of Grant Thornton LLP. Filed herewith

23.2 *	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________________
*    Filed herewith
#    Incorporated by reference.
** Furnished herewith. Exhibit is "accompanying" this report and shall not be deemed to be "filed" herewith.
ITEM 16.    FORM 10-K SUMMARY PAGE
Not Presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on March 1, 2022.

AUDACY, INC.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	Chairman, Chief Executive Officer	March 1, 2022
David J. Field	and President

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING	Executive Vice President and	March 1, 2022
Richard J. Schmaeling	Chief Financial Officer

Principal Accounting Officer:

/s/ ELIZABETH BRAMOWSKI	Chief Accounting Officer and	March 1, 2022
Elizabeth Bramowski	Controller

Directors:

/s/ DAVID J. FIELD	Director, Chairman of the Board	March 1, 2022
David J. Field

	Chairman Emeritus	March 1, 2022
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 1, 2022
David J. Berkman

/s/ SEAN R. CREAMER	Director	March 1, 2022
Sean R. Creamer

/s/ JOEL HOLLANDER	Director	March 1, 2022
Joel Hollander

/s/ LOUISE C. KRAMER	Director	March 1, 2022
Louise C. Kramer

/s/ MARK R. LANEVE	Director	March 1, 2022
Mark R. LaNeve

/s/ DAVID LEVY	Director	March 1, 2022
David Levy

/s/ SUSAN K. NEELY	Director	March 1, 2022
Susan K. Neely

/s/ MONIQUE L. NELSON	Director	March 1, 2022
Monique L. Nelson