Form 10-Q
period 2022-03-31
AUDACY, INC.
filed 2022-05-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Class A common stock, $0.01 par value – 139,473,913 Shares Outstanding as of April 30, 2022
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2022.
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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS:
Cash	$35,580	$59,439
Restricted cash	2,458	—
Accounts receivable, net of allowance of $13,889 in 2022 and $15,084 in 2021	227,860	276,044
Prepaid expenses, deposits and other	86,720	68,146
Total current assets	352,618	403,629
Investments	3,005	3,005
Net property and equipment	393,895	376,028
Operating lease right-of-use assets	218,369	229,607
Radio broadcasting licenses	2,251,546	2,251,546
Goodwill	82,176	82,176
Assets held for sale	1,033	1,033
Other assets, net of accumulated amortization	70,126	74,865

TOTAL ASSETS	$3,372,768	$3,421,889

LIABILITIES:
Accounts payable	$28,026	$18,897
Accrued expenses	59,011	68,423
Other current liabilities	85,076	84,130
Operating lease liabilities	39,762	39,598
Long-term debt, current portion	—	22,727
Total current liabilities	211,875	233,775
Long-term debt, net of current portion	1,782,544	1,782,131
Operating lease liabilities, net of current portion	206,850	217,281
Net deferred tax liabilities	484,172	487,665
Other long-term liabilities	43,908	48,832
Total long-term liabilities	2,517,474	2,535,909
Total liabilities	2,729,349	2,769,684

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,435	1,441
Additional paid-in capital	1,672,063	1,671,195
Accumulated deficit	(1,031,013)	(1,020,142)
Accumulated other comprehensive income (loss)	934	(289)
Total shareholders' equity	643,419	652,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,372,768	$3,421,889
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
NET REVENUES	$275,295	$240,764

OPERATING EXPENSE:
Station operating expenses	227,045	212,495
Depreciation and amortization expense	13,539	11,592
Corporate general and administrative expenses	25,911	23,580
Restructuring charges	886	185
Impairment loss	1,521	644
Refinancing expenses	—	473
Net (gain) loss on sale or disposal	(2,458)	—
Other expenses	350	14
Total operating expense	266,794	248,983
OPERATING INCOME (LOSS)	8,501	(8,219)
NET INTEREST EXPENSE	23,471	21,160
Net (gain) loss on extinguishment of debt	—	8,168
OTHER (INCOME) EXPENSE	—	8,168

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(14,970)	(37,547)
INCOME TAX (BENEFIT) EXPENSE	(3,897)	(15,899)
NET INCOME (LOSS)	(11,073)	(21,648)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.08)	$(0.16)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.08)	$(0.16)
WEIGHTED AVERAGE SHARES:
Basic	138,122,432	135,379,321
Diluted	138,122,432	135,379,321
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED
	March 31,
	2022	2021
NET INCOME (LOSS)	$(11,073)	$(21,648)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	1,223	553
COMPREHENSIVE INCOME (LOSS)	$(9,850)	$(21,095)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	140,060,355	$1,401	4,045,199	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
Net income (loss)	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(59,352)	(1)	—	—	2,699	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	61,009	1	—	—	176	—	—	177
Purchase of vested employee restricted stock units	(621,876)	(6)	—	—	(1,833)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	139,440,136	$1,395	4,045,199	$40	$1,672,063	$(1,031,013)	$934	$643,419

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

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(11,073)	$(21,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,539	11,592
Net amortization of deferred financing costs (net of original issue discount and debt premium)	1,002	193
Net deferred taxes (benefit) and other	(4,039)	(534)
Provision for bad debts	49	346
Net (gain) loss on sale or disposal	(2,458)	(2)
Non-cash stock-based compensation expense	2,698	2,578
Net loss on extinguishment of debt	—	8,168
Deferred compensation	(1,725)	1,263
Impairment loss	1,521	644
Change in fair value of contingent consideration	282	—
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	48,135	66,511
Prepaid expenses and deposits	(18,574)	(21,732)
Accounts payable and accrued liabilities	(9,202)	(1,018)
Other assets	—	(324)
Accrued interest expense	(1,454)	2,598
Accrued liabilities - long-term	(3,481)	(4,781)
Net cash provided by (used in) operating activities	15,220	43,854

INVESTING ACTIVITIES:
Additions to property, equipment and software	(14,522)	(7,280)
Proceeds from sale of property, equipment, intangibles and other assets	2,464	—
Purchases of businesses and audio assets	—	(15,297)
Net cash provided by (used in) investing activities	(12,058)	(22,577)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	—	12,000
Proceeds from issuance of long-term debt	—	540,000
Payments of long-term debt	—	(77,015)
Payments of revolving senior debt	(22,727)	(52,000)
Retirement of notes	—	(400,000)
Payment for debt issuance costs	—	(6,914)
Payment of call premium and other fees	—	(14,500)
Proceeds from issuance of employee stock plan	177	—
Proceeds from the exercise of stock options	—	15
Purchase of vested employee restricted stock units	(1,839)	(1,911)
Payment of dividend equivalents on vested restricted stock units	(174)	(386)
Net cash provided by (used in) financing activities	(24,563)	(711)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,401)	20,566
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,439	30,964
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$38,038	$51,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$23,616	$18,506
Income taxes	$(15,201)	$(493)
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and filed with the SEC on March 1, 2022, as part of the Company’s Annual Report on Form 10-K (the "2021 Annual Report"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in the 2021 Annual Report.
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
Consolidated VIE - AR Facility

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

The SPV is considered a Variable Interest Entity ("VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the three months ended March 31, 2022 or is expected to be provided in the future that was not previously contractually required. As of March 31, 2022, the SPV has $191.8 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.

Consolidated VIE - Qualified Intermediary
Periodically, the Company enters into like-kind exchange agreements upon the disposition or acquisition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a third party qualified intermediary ("QI") and are unavailable for the Company's use until released. The proceeds are recorded as restricted cash on the condensed consolidated balance sheets and released: (i) if they are utilized as part of a like-kind exchange agreement, (ii) if the Company does not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.
During 2022, the Company entered into an agreement with a third party QI, under which the Company entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property.
The QI is considered a VIE because its equity capitalization is insufficient to support its operations. The most significant activity that impacts the economic performance of the QI is its holding of proceeds from the sale of real property in an interest bearing account. The Company is considered the primary beneficiary as it has the right to direct the activities that were most significant to the VIE and the Company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE during the period of the agreement.

The use of a QI in a like-kind exchange will enable the Company to reduce its current tax liability in connection with certain asset dispositions. Under Section 1031 of the Internal Revenue Code (the “Code”), the property to be exchanged in the like-kind exchange is required to be received by the Company within 180 days.

Total results of operations of the VIE for the three months ended March 31, 2022 were not significant. The consolidated VIE had cash as of March 31, 2022, which was reflected as restricted cash on the condensed consolidated balance sheet. The VIE had no other assets or liabilities as of March 31, 2022. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 15, Contingencies And Commitments, for additional information.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than those included in the notes to the Company’s consolidated financial statements contained in its 2021 Annual Report) that might have a material impact on the Company’s financial position, results of operations or cash flows.

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
2021 WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"), which included certain employees. The assets acquired included $31.5 million of developed technology and $8.0 million of intangible licenses. The Company determined this acquisition was a business combination. The Company will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). The Company funded this acquisition through a draw on its revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, the Company's condensed consolidated financial statements for the period ended March 31, 2022, reflect the results of AmperWave. The Company's condensed consolidated financial statements for the period ended March 31, 2021 do not reflect the results of AmperWave.
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

Preliminary Value
(amounts in thousands)
Assets
Operating lease right-of-use assets	$142
Net property and equipment	38
Other assets, net of accumulated amortization	39,532
Goodwill	520
Total intangible and other assets	40,052
Operating lease liabilities	(142)
Preliminary fair value of net assets acquired	$40,090
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
Upon completion of the Urban One Exchange, the Company: (i) removed from its condensed consolidated balance sheet the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One Exchange, the Company's condensed consolidated financial statements for the three months ended March 31, 2022: (a) reflect the results of the acquired stations; and (b) do not reflect the results of the divested stations. The Company's condensed consolidated financial statements for the three months ended March 31, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (ii) do not reflect the results of the divested stations.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Net property and equipment	$2,254
Total tangible property	2,254
Radio broadcasting licenses	23,233
Total intangible assets	$23,233
Total assets	$25,487
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's condensed consolidated financial statements for the three months ended March 31, 2022 reflect the results of Podcorn. The Company's condensed consolidated financial statements for the three months ended March 31, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, fluctuation in the market-based inputs used to develop the discount rate resulted in an increase in the discount rate which was offset by a reduction in the payment period, and in total, resulted in a higher expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at March 31, 2022 increased to $9.1 million. Changes in the fair value of the contingent consideration are recorded to the Station Operating Expenses line item on the Statement of Operations.
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

Final Value
(amounts in thousands)
Assets
Cash	$702
Prepaid expenses, deposits and other	18
Other assets, net of accumulated amortization	2,545
Goodwill	19,637
Deferred tax asset	72
Net working capital	63
Preliminary fair value of net assets acquired	$23,037
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the three months ended March 31, 2021 assumes that the acquisitions in 2021 had occurred as of January 1, 2020.
Refer to information within this Note 2, Business Combinations, and to the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and filed with the SEC on March 1, 2022, for a description of the Company’s acquisition and disposition activities.
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

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands except share and per share data)
	Actual	Pro Forma
Net revenues	$275,295	$242,374
Net income (loss)	$(11,073)	$(23,744)
Net income (loss) per common share - basic	$(0.08)	$(0.18)
Net income (loss) per common share - diluted	$(0.08)	$(0.18)
Weighted shares outstanding basic	138,122,432	135,379,321
Weighted shares outstanding diluted	138,122,432	135,379,321

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Workforce reduction	$721	$183
Other restructuring costs	165	2
Total restructuring charges	$886	$185
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
The estimated amount of unpaid restructuring charges as of March 31, 2022 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
	(amounts in thousands)
Restructuring charges, beginning balance	$2,623	$2,988
Additions	886	5,671
Payments	(1,757)	(6,036)
Restructuring charges unpaid and outstanding	1,752	2,623
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$1,752	$2,623

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
Through its acquisition of Cadence 13, Inc. ("Cadence13") (the "Cadence13 Acquisition"), the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
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

Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.7 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

Description	March 31, 2022	December 31, 2021
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$226,137	$273,217
Unearned revenue - current	10,778	10,638
Unearned revenue - noncurrent	455	474
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
Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2022
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2022	$11,112
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(11,112)
Additions, net of revenue recognized during period	11,233
Ending balance	$11,233
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2022	2021
Revenue by Source	(amounts in thousands)
Spot revenues	$175,135	$154,294
Digital revenues	58,039	49,840
Network revenues	21,141	17,570
Sponsorships and event revenues	10,327	9,158
Other revenues	10,653	9,902
Net revenues	$275,295	$240,764

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2022	2021
	(amounts in thousands)
Operating lease cost	$12,585	$12,371
Variable lease cost	2,904	2,957
Total lease cost	$15,489	$15,328
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
Description	2022	2021
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$13,610	$13,694
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,769	$6,432
As of March 31, 2022, the Company has not entered into any leases that have not yet commenced.
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

	Broadcasting Licenses Carrying Amount
	March 31, 2022	December 31, 2021
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,251,546	$2,229,016
Acquisitions (See Note 2)	—	23,233
Assets held for sale (See Note 14)	—	(703)
Ending period balance	$2,251,546	$2,251,546

The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	March 31, 2022	December 31, 2021
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,723	$1,042,762
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	82,176	62,215
Acquisitions (See Note 2)	—	20,099
Measurement period adjustments to acquired goodwill (See Note 2)	—	(138)
Ending period balance	$82,176	$82,176
Broadcasting Licenses Impairment Test
During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2021 that indicated an interim review of broadcasting licenses was required.
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted during the fourth quarter of 2021 that indicated an interim review of goodwill was required.

7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2022	December 31, 2021
	(amounts in thousands)
Accrued compensation	$36,817	$35,917
Accounts receivable credits	2,889	2,506
Advertiser obligations	3,717	2,504
Accrued interest payable	13,207	14,662
Unearned revenue	10,778	10,638
Unfavorable sports liabilities	4,492	4,492
Accrued benefits	6,841	6,894
Non-income tax liabilities	1,996	1,897
Other	4,339	4,620
Total other current liabilities	$85,076	$84,130

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	March 31, 2022	December 31, 2021
	(amounts in thousands)
Credit Facility
Revolver	$75,000	$97,727
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	1,326	1,397
	708,741	731,539
2027 Notes
6.500% notes due May 1, 2027	470,000	470,000
Plus unamortized premium	3,778	3,964
	473,778	473,964

2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	797	764
Total debt before deferred financing costs	1,798,316	1,821,267
Current amount of long-term debt	—	(22,727)
Deferred financing costs (excludes the revolving credit)	(15,772)	(16,409)
Total long-term debt, net of current debt	$1,782,544	$1,782,131
Outstanding standby letters of credit	$6,069	$6,069
(A) Senior Debt
The 2027 Notes
During 2019, the Company and its finance subsidiary, Audacy Capital Corp. (formerly Entercom Media Corp.) ("Audacy Capital Corp."), issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Initial 2027 Notes are governed by an indenture dated as of April 30, 2019 (the "Base Indenture"), as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture"), (collectively, the "Indenture").
A portion of the Initial 2027 Notes was issued at premium. As of any reporting period, the unamortized premium on the Initial 2027 Notes is reflected on the balance sheet as an addition to the Initial 2027 Notes.
During the fourth quarter of 2021, Audacy Capital Corp., issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the Initial 2027 Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $470.0 million 2027 Notes.

The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $250.0 million Revolver and a term B-2 loan (the "Term B-2 Loan").
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2022. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.4 times.
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
As of March 31, 2022, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
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
In connection with this activity, during the first quarter of 2021, the Company: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes; and (ii) $0.4 million of debt issuance costs attributable to the Revolver which will be amortized over the remaining term of the Revolver on a straight line basis. The Company also incurred $0.5 million of costs which were classified within refinancing expenses.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At March 31, 2022, the Company had outstanding borrowings of $75.0 million under the Receivables Facility.
(B) Senior Unsecured Debt
The Senior Notes
Simultaneously with entering into a business combination and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and were set to mature on November 1, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio (now Audacy Capital Corp.) on October 17, 2016.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Interest expense	$22,539	$20,967
Amortization of deferred financing costs	1,259	1,041
Amortization of original issue premium of senior notes	(256)	(848)
Interest income and other investment income	(71)	—
Total net interest expense	$23,471	$21,160

9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of March 31, 2022, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%		Jun. 28, 2022	$220.0
Collar	$340.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$340.0
For the three months ended March 31, 2022, the Company recorded the net change in the fair value of this derivative as a gain of $1.2 million (net of tax benefit of $0.4 million as of March 31, 2022) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of March 31, 2022, the fair value of these derivatives was an asset of $1.3 million, and is recorded within other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of March 31, 2022 and December 31, 2021:

	Accumulated Derivative Gain (Loss)
Description	March 31, 2022	December 31, 2021
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$934	$(289)
The following tables presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended March 31, 2022 and March 31, 2021:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended March 31,
2022	2021	2022	2021
(amounts in thousands)
$1,223	$553	$232	$307

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on the Secured Overnight Financing Rate ("SOFR"), on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of March 31, 2022, the notional investments underlying the TRS amounted to $24.0 million. The contract term of the TRS is through March 2023 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the three months ended March 31, 2022, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $1.4 million expense. Of this amount, a $0.5 million expense was recorded in corporate, general and administrative expenses and a $0.9 million expense was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(11,073)	$(21,648)
Denominator
Basic weighted average shares outstanding	138,122	135,379
Net income (loss) per share - Basic	$(0.08)	$(0.16)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(11,073)	$(21,648)
Denominator
Basic weighted average shares outstanding	138,122	135,379
Effect of RSUs and options under the treasury stock method	—	—
Diluted weighted average shares outstanding	138,122	135,379
Net income (loss) per share - Diluted	$(0.08)	$(0.16)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended March 31,
Impact Of Equity Issuances	2022	2021
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	588
Price range of options: from	$3.54	$4.88
Price range of options: to	$13.98	$13.98
RSUs with service conditions	1,073	84
RSUs excluded with service and market conditions as market conditions not met	75	—
Excluded shares as anti-dilutive when reporting a net loss	2,189	2,378

11.    SHARE-BASED COMPENSATION
Under the Company's two equity compensation plans (the “Plans”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2022
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2021	7,342
RSUs awarded	March 31, 2022	—
RSUs released	March 31, 2022	(1,926)
RSUs forfeited	March 31, 2022	(59)
RSUs outstanding as of:	March 31, 2022	5,357	$—	1.4	$16,363
RSUs vested and expected to vest as of:	March 31, 2022	5,357	$—	1.4	$16,363
RSUs exercisable (vested and deferred) as of:	March 31, 2022	5	$—	0.0	$16
Weighted average remaining recognition period in years		2.0
Unamortized compensation expense		$5,498
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Three Months Ended March 31,
Option Exercise Data	2022	2021
	(amounts in thousands)
Intrinsic value of options exercised	$—	$241
Tax benefit from options exercised	$—	$64
Cash received from exercise price of options exercised	$—	$15

The following table presents the option activity during the current period under the Plans:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31 2022
	(amounts in thousands)
Options outstanding as of:	December 31, 2021	609	$11.33
Options exercised	March 31, 2022	—	—
Options outstanding as of:	March 31, 2022	609	$11.33	2.5	$—
Options vested and expected to vest as of:	March 31, 2022	609	$11.33	2.5	$—
Options vested and exercisable as of:	March 31, 2022	609	$11.33	2.5	$—
Weighted average remaining recognition period in years		0.0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding March 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable March 31, 2022	Weighted Average Exercise Price
From	To
$3.54	7.01	67	7.2	5.40	67	$5.40
$9.66	13.98	542	2.0	12.06	542	$12.06
$3.54	13.98	609	2.5	11.33	609	$11.33
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Station operating expenses	$1,170	$1,073
Corporate general and administrative expenses	1,820	1,667
Stock-based compensation expense included in operating expenses	2,990	2,740
Income tax benefit (1)	671	664
After-tax stock-based compensation expense	$2,319	$2,076
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12.    INCOME TAXES
Tax Rate for the Three Months Ended March 31, 2022
The Company recognized an income tax benefit at an effective income tax rate of 26.0% for the three months ended March 31, 2022. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense and discrete income tax expense related to stock based compensation.
On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company was able to carryback its 2020 federal income tax loss to prior tax years and file a refund claim with the IRS for $15.2 million.
Tax Rate for the Three Months Ended March 31, 2021
The Company recognized an income tax benefit at an effective income tax rate of 42.3% for the three months ended March 31, 2021, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at March 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (3)	$1,274	$—	$1,274	$—	$—
Liabilities
Deferred compensation plan liabilities (1)	$28,006	$22,643	$—	$—	$5,363
Contingent Consideration (4)	$9,114	$—	$—	$9,114	$—
Description	Balance at December 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,730	$26,839	$—	$—	$5,891
Interest Rate Cash Flow Hedge (3)	$394	$—	$394	$—	$—
Contingent Consideration (4)	$8,783	$—	$—	$8,783	$—
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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2021 and other assets, net of accumulated amortization at March 31, 2022, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate increased to 11.0% at March 31, 2022. This increase in the discount rate was offset by a reduction in the payment period which resulted in a higher expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at March 31, 2022 increased to $9.1 million. This balance is included in other long-term liabilities.

Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the three months ended March 31, 2022 and 2021, there were no events or changes in circumstances which indicated the Company’s broadcasting licenses, goodwill, investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$622,929	$632,415	$626,881
Revolver (2)	$75,000	$75,000	$97,727	$97,727
2029 Notes (3)	$540,000	$503,550	$540,000	$527,850
2027 Notes (3)	$470,000	$441,800	$470,000	$460,600
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$797		$764
Letters of credit (4)	$6,069		$6,069
The following methods and assumptions were used to estimate the fair value of financial instruments:
(1)The Company utilizes a Level 2 valuation input based upon the market trading price of the Term B-2 Loan to compute the fair value as the Term B-2 Loan is traded in the debt securities market. The fair value of the Term B-2 Loan is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on LIBOR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)The Company utilizes a Level 2 valuation input based upon the market trading prices of the 2029 Notes and 2027 Notes to compute the fair value as these 2029 Notes and 2027 Notes are traded in the debt securities market. The 2029 Notes and 2027 Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
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
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	March 31, 2022	December 31, 2021
	(amounts in thousands)
Net property and equipment	330	330
Radio broadcasting licenses	703	703
Net assets held for sale	$1,033	$1,033

15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	March 31, 2022	December 31, 2021
		(amounts in thousands)
Short-term	Other current liabilities	$240	$351
Long-term	Other long-term liabilities	1	92
Total		$241	$443
Employee Stock Purchase Plan
Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP. The ESPP resumed on July 1, 2021. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Number of shares purchased	61	—
Non-cash compensation expense recognized	$26	$—
Share Repurchase Program
During the three months ended March 31, 2022, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of March 31, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Shareholder Rights Agreement
On April 20, 2020, the Company entered into a Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (as amended from time to time, the "Rights Agreement"), which was previously approved by the Board of Directors of the Company (the "Board of Directors").
The Rights Agreement expired on April 20, 2021.
16.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 1, 2022.
17.    SUBSEQUENT EVENTS
Events occurring after March 31, 2022, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2022 as compared to the comparable period in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:
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
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, net revenues in each month from March 2021 to December 2021 exceeded net revenues in each month from March 2020 to December 2020. Again, due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2022. However, net revenues in each month from January 2022 to March 2022 exceeded net revenues in each month from January 2021 to March 2021.
We are currently unable to predict the extent of the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but to date, it has been material and we believe the impact will continue to be material throughout 2022. However, we believe we are well positioned to fully participate in the recovery and the attractive growth opportunities in the audio space.
The extent to which the COVID-19 pandemic impacts our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the three months ended March 31, 2022, may not be indicative of the results for the year ending December 31, 2022.
WideOrbit Streaming Acquisition

On October 20, 2021, we completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"). We will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). We funded this acquisition through a draw on our revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, our condensed consolidated financial statements for the three months ended March 31, 2022, reflect the results of AmperWave. Our condensed consolidated financial statements for the three months ended March 31, 2021 do not reflect the results of AmperWave.

Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based on the timing of this transaction, our condensed consolidated financial statements for the three months ended March 31, 2022: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. Our condensed consolidated financial statements for the three months ended March 31, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (ii) do not reflect the results of the divested stations.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the three months ended March 31, 2022, reflect the results of Podcorn. Our condensed consolidated financial statements for the three months ended March 31, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
Restructuring Charges
In connection with the CBS Radio business acquisition in November 2017 (the "Merger") and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $0.9 million and $0.2 million during the three months ended March 31, 2022 and March 31, 2021, respectively. Amounts were expensed as incurred and are included in Restructuring charges.
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
In connection with this activity, during the first quarter of 2021, we: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes; and (ii) $0.4 million of debt issuance costs attributable to the Revolver. We also incurred $0.5 million of costs which were classified within refinancing expenses.
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
Note Issuance - The 2027 Notes
During 2019, we, issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Initial 2027 Notes are governed by an indenture dated as of April 30, 2019 (the "Base Indenture"), as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture"), (collectively, the "Indenture").
During the fourth quarter of 2021, we issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes are treated as a single series with the Initial 2027 Notes. We used net proceeds of the Additional 2027 Notes offering to repay $44.6 million of existing indebtedness under the Term B-2 Loan. Increases in our interest expense occurred due to the issuance of the Additional 2027 Notes which have a higher interest rate than the Term B-2 Loan. In connection with this note issuance: (i) we incurred third party costs of approximately $1.1 million, of which approximately $0.8 million was capitalized and approximately $0.4 million was captured as refinancing expenses.
Impairment Loss
The impairment loss incurred during the three months ended March 31, 2022 includes $1.1 million related to an early termination of a lease and a $0.4 million write down of property and equipment. The impairment loss incurred during the three months ended March 31, 2021 includes a $0.3 million write down of property and equipment and $0.3 million related to an early termination of certain leases.
Net (Gain) Loss on Sale or Disposal
During 2022, we entered into an agreement with a third party Qualified Intermediary ("QI"), under which we entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property. Total proceeds from the sale resulted in a gain of approximately $2.5 million.

Three Months Ended March 31, 2022 As Compared To The Three Months Ended March 31, 2021

	THREE MONTHS ENDED MARCH 31,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$275.3	$240.8	14%

OPERATING EXPENSE:
Station operating expenses	227.1	212.5	7%
Depreciation and amortization expense	13.5	11.6	16%
Corporate general and administrative expenses	25.9	23.6	10%
Restructuring charges	0.9	0.2	350%
Impairment loss	1.5	0.6	150%
Net (gain) loss on sale or disposal	(2.5)	—	—%
Refinancing expenses	—	0.5	(100)%
Other expenses	0.4	—	100%
Total operating expense	266.8	249.0	7%
OPERATING INCOME (LOSS)	8.5	(8.2)	(204)%

INTEREST EXPENSE	23.5	21.2	11%
Net (gain) loss on extinguishment of debt	—	8.2	(100)%
OTHER INCOME (EXPENSE)	—	8.2	-100

(LOSS) BEFORE INCOME TAXES (BENEFIT)	(15.0)	(37.6)	(60)%
INCOME TAXES (BENEFIT)	(3.9)	(15.9)	(75)%
NET INCOME (LOSS)	$(11.1)	$(21.7)	(49)%

Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic.
Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; and (iii) the operations of AmperWave for the full period;
Net revenues increased the most for our stations located in the Chicago and Philadelphia markets. Net revenues decreased the most for our stations located in the Los Angeles and Sacramento markets.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year; (ii) an increase in digital expenses related to user acquisition, content licenses and podcast host and talent fees; and (iii) an increase in 2022 revenues which resulted in a corresponding increase in variable sales-related expenses.
Station operating expenses include non-cash compensation expense of $1.2 million and $1.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of intangible assets in 2022 relative to 2021. The increase in amortization is due to the addition of amortizable intangible assets in the WideOrbit Streaming Acquisition and the Podcorn Acquisition. Additionally, depreciation and amortization expense increased due to an increase in capital expenditures in 2022 relative to 2021.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of: (i) an increase in payroll and related expenses in the current year. This increase was partially offset by a decrease in corporate rebranding costs in connection with our corporate name change in 2021, which is nonrecurring in nature.
Corporate general and administrative expenses include non-cash compensation expense of $1.8 million and $1.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges.
Impairment Loss
The impairment loss incurred during the three months ended March 31, 2022 includes a $0.4 million write down of property and equipment and $1.2 million related to an early termination of certain leases. The impairment loss incurred during the three months ended March 31, 2021 includes a $0.3 million write down of property and equipment and $0.3 million related to an early termination of certain leases.
Net (Gain) Loss on Sale or Disposal
During the three months ended March 31, 2022, we recognized a gain of approximately $2.5 million on the sale of a land easement in San Francisco, California.
Refinancing Expenses
We incurred $0.5 million of costs in connection with the issuance of the 2029 Notes during 2021.

Interest Expense
During the three months ended March 31, 2022, we incurred an additional $2.3 million in interest expense as compared to the three months ended March 31, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding indebtedness upon which interest is computed. This increase was partially offset by a reduction in outstanding variable-rate indebtedness upon which interest is computed.
Income Taxes (Benefit)
Tax Rate for the three Months Ended March 31, 2022
We recognized an income tax benefit at an effective income tax rate of 26.0% for the three months ended March 31, 2022. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense and discrete income tax expense related to stock based compensation.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of NOLs, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We were able to carryback our 2020 federal income tax loss to prior tax years and file a refund claim with the Internal Revenue Service ("IRS") for $15.2 million.
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
Tax Rate for the three Months Ended March 31, 2021
The estimated annual effective income tax rate was 42.3% for the three months ended March 31, 2021, which was determined using a forecasted rate based upon projected taxable income for the year.

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
The Credit Facility, as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan. As of March 31, 2022, we had $632.4 million outstanding under the Term B-2 Loan and $75.0 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit. During the three months ended March 31, 2022, we repaid $22.7 million outstanding under our Revolver.
As of March 31, 2022, total liquidity was $204.7 million, which was comprised of $169.1 million available under the Revolver and $35.6 million in cash and cash equivalents. For the three months ended March 31, 2022, we decreased our outstanding debt by $22.3 million due to the previously discussed revolver paydown activity.
As of March 31, 2022, our Consolidated Net First Lien Leverage Ratio was 3.4 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
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
The 2027 Notes
During 2019, we and our finance subsidiary, Audacy Capital Corp. (formerly Entercom Media Corp.) ("Audacy Capital Corp."), issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Initial 2027 Notes are governed by an indenture dated as of April 30, 2019 (the "Base Indenture"), as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture), (collectively, the "Indenture").
A portion of the Initial 2027 Notes was issued at a premium. As of any reporting period, the unamortized premium on the Initial 2027 Notes is reflected on the balance sheet as an addition to the Initial 2027 Notes.
We used net proceeds of the offering, along with cash on hand and amounts borrowed under our Revolver, to repay $521.7 million of existing indebtedness under our term loan component previously outstanding (the "Term B-1 Loan"). Contemporaneous with this partial pay-down of the Term B-1 Loan, we replaced the remaining amount outstanding under the Term B-1 Loan with the Term B-2 Loan.
During the fourth quarter of 2021, Audacy Capital Corp. issued $45.0 million of additional 6.500% senior secured second-line notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the Initial 2027 Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $470.0 million 2027 Notes.

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
As of March 31, 2022, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interest in the proceeds thereof, to the Investors in exchange for cash investments.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At March 31, 2022, we had outstanding borrowings of $75.0 million under the Receivables Facility.
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
In connection with this activity, during the first quarter of 2021, we: (i) recorded $6.6 million of new debt issuance costs attributable to the 2029 Notes; and (ii) $0.4 million of debt issuance costs attributable to the Revolver which will be amortized over the remaining term of the Revolver on a straight line basis. We also incurred $0.5 million of costs which were classified within refinancing expenses.
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
Operating Activities
Net cash flows provided by operating activities were $15.2 million and $43.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The cash flows from operating activities decreased primarily due to an increase in net investment in working capital of $25.8 million. This decrease was partially offset by a decrease in net loss, as adjusted for certain non-cash charges and income tax benefits of $7.9 million.
The increase in investment in working capital is primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of accrued interest expense; (iv) settlements of prepaid expenses; and (v) settlements of other long-term liabilities.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to: (i) a reduction in net loss of $10.6 million; (ii) an increase in deferred tax benefits of $3.5 million; and (iii) an increase in impairment loss of $0.9 million.
Investing Activities
Net cash flows used in investing activities were $12.1 million and $22.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
During 2021, net cash flows used in investing activities decreased primarily due to a decrease in purchases of business and audio assets of $15.3 million. This reduction was partially offset by: (i) an increase in additions to tangible and intangible assets of $7.2 million; and (ii) an increase in proceeds from sales or disposals of assets of $2.5 million.
Financing Activities
Net cash flows used in financing activities were $24.6 million and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
During 2021, net cash flows used in by financing activities increased primarily due to: (i) a decrease in proceeds from issuance of long term debt of $540.0 million; and (ii) a decrease in borrowing under the Revolver of $12.0 million. This decrease was partially offset by: (i) a decrease in cash outflows related to the redemption of the Senior Notes of $400.0 million; (ii) a decrease of payments of long-term debt of $77.0 million; (iii) a decrease of payments against the Revolver of $29.3 million; (iv) a decrease in payments of call premiums and other fees of $14.5 million; and (v) a decrease in payments for debt issuance costs of $6.9 million.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes and the 2029 Notes.
Share Repurchase Program
During the nine months ended March 31, 2022, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of March 31, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
Under the CARES Act, we were able to carry back our 2020 federal income tax loss to prior tax years and file a refund claim with the IRS for $15.2 million. During the three months ended March 31, 2022, we received a federal tax refund of approximately $15.2 million. We do not anticipate making any federal income tax payments in 2022 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.

Capital Expenditures
Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2022 were $14.5 million. We anticipate that total capital expenditures in 2022 will be between $70 million and $75 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of March 31, 2022, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, other than as described below.
As discussed above in the liquidity section, during the three months ended March 31, 2022, we made a voluntary prepayments against our Revolver of $22.7 million. As a result of this activity, the amounts outstanding under our long-term debt obligations decreased by $22.7 million during the three months ended March 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
During 2022, we disposed of certain property that we considered as surplus to our operations and that resulted in a gain of approximately $2.5 million. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that serves as a qualified intermediary (“QI”) for tax purposes and that held the net sales proceeds of $2.5 million from this transaction. As of March 31, 2022, the balance in the account of the QI is $2.5 million and this amount is reflected as restricted cash on our condensed consolidated balance sheet. We plan to use a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a variable interest entity (“VIE”) and is included in our consolidated financial statements as we are considered the primary beneficiary.

The use of a QI in a like-kind exchange enables us to effectively minimize our tax liability in connection with certain asset dispositions. As discussed in Note 1, Basis of Presentation and Significant Policies, we sold real property in San Francisco, California for net proceeds of $2.5 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange and are reflected as restricted cash on our condensed consolidated balance sheet as of March 31, 2022. Restrictions on these deposits will lapse prior to the end of the third quarter of 2022.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2022. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.
Goodwill Valuation Risk
We no longer have any goodwill attributable to the broadcast reporting unit. Our remaining goodwill as of March 31, 2022 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, the goodwill acquired in the QLGG Acquisition in 2020, and the goodwill acquired in the Podcorn Acquisition and WideOrbit Streaming Acquisition in 2021.
Future impairment charges may be required on our goodwill, as the discounted cash flow model is subject to change based upon our performance, peer company performance, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted.

A deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations could all be potential indicators of an impairment to the remaining goodwill, which could be material, in future periods. The COVID-19 pandemic increases the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
As of March 31, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future.
Broadcasting License Valuation at Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2021, the results indicated that there were 17 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 17 units of accounting had a carrying value of $875.2 million at December 31, 2021.
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
As of March 31, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of March 31, 2022, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $6.5 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2022.
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
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in other assets, net of accumulated amortization at March 31, 2022 as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of March 31, 2022 was $1.3 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2022, we did not have any investments in money market instruments.
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
ITEM 4.    Controls And Procedures
Evaluation of Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2022. Refer to Note 16, Contingencies And Commitments, for additional information.
ITEM 1A    Risk Factors
There have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended March 31, 2022:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2022 - January 31, 2022	22,190	$2.60	—	$41,578,230
February 1, 2022 - February 28, 2022	87,228	$2.42	—	$41,578,230
March 1, 2022 - March 31, 2022	512,458	$3.06	—	$41,578,230
Total	621,876		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 22,190 shares at an average price of $2.60 in January 2022; (ii) 87,228 shares at an average price of $2.42 in February 2022; and (iii) 512,458 shares at an average price of $3.06 in March 2022. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2022.

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

AUDACY, INC. (Registrant)

Date: May 9, 2022	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 9, 2022	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)