Form 10-Q
period 2022-06-30
AUDACY, INC.
filed 2022-08-05
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Class A common stock, $0.01 par value – 141,289,225 Shares Outstanding as of July 31, 2022
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of July 31, 2022
i

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS:
Cash	$40,490	$59,439
Restricted cash	91	—
Accounts receivable, net of allowance of $12,441 in 2022 and $15,084 in 2021	262,324	276,044
Prepaid expenses, deposits and other	66,218	68,146
Total current assets	369,123	403,629
Investments	3,005	3,005
Net property and equipment	414,163	376,028
Operating lease right-of-use assets	214,326	229,607
Radio broadcasting licenses	2,251,546	2,251,546
Goodwill	82,042	82,176
Assets held for sale	4,160	1,033
Other assets, net of accumulated amortization	63,529	74,865

TOTAL ASSETS	$3,401,894	$3,421,889

LIABILITIES:
Accounts payable	$16,621	$18,897
Accrued expenses	68,109	68,423
Other current liabilities	80,711	84,130
Operating lease liabilities	39,218	39,598
Long-term debt, current portion	—	22,727
Total current liabilities	204,659	233,775
Long-term debt, net of current portion	1,834,134	1,782,131
Operating lease liabilities, net of current portion	203,020	217,281
Net deferred tax liabilities	484,351	487,665
Other long-term liabilities	29,969	48,832
Total long-term liabilities	2,551,474	2,535,909
Total liabilities	2,756,133	2,769,684

CONTINGENCIES AND COMMITMENTS

SHAREHOLDERS' EQUITY:
Class A, B and C common stock	1,453	1,441
Additional paid-in capital	1,674,603	1,671,195
Accumulated deficit	(1,031,782)	(1,020,142)
Accumulated other comprehensive income (loss)	1,487	(289)
Total shareholders' equity	645,761	652,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,401,894	$3,421,889
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2022	2021	2022	2021
NET REVENUES	$319,439	$304,464	$594,734	$545,229

OPERATING EXPENSE:
Station operating expenses	260,143	245,456	486,905	457,952
Depreciation and amortization expense	15,571	14,621	29,110	26,213
Corporate general and administrative expenses	25,703	23,714	51,614	47,294
Restructuring charges	1,016	1,734	1,902	1,919
Impairment loss	1,770	701	3,291	1,345
Refinancing expenses	—	—	—	473
Net gain on sale or disposal	(105)	(3,725)	(2,563)	(3,727)
Change in fair value of contingent consideration	(7,987)	—	(7,704)	—
Other expenses	52	293	402	321
Total operating expense	296,163	282,794	562,957	531,790
OPERATING INCOME	23,276	21,670	31,777	13,439
NET INTEREST EXPENSE	24,529	22,553	48,000	43,713
Net loss on extinguishment of debt	—	—	—	8,168
Other income	(238)	(434)	(238)	(446)
OTHER (INCOME) EXPENSE	(238)	(434)	(238)	7,722

LOSS BEFORE INCOME TAX BENEFIT	(1,015)	(449)	(15,985)	(37,996)
INCOME TAX BENEFIT	(242)	(1,875)	(4,139)	(17,775)
NET INCOME (LOSS)	(773)	1,426	(11,846)	(20,221)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.01)	$0.01	$(0.09)	$(0.15)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$0.01	$(0.09)	$(0.15)
WEIGHTED AVERAGE SHARES:
Basic	138,461,882	135,808,435	138,430,932	135,784,286
Diluted	138,461,882	137,786,768	138,430,932	135,784,286
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(773)	$1,426	$(11,846)	$(20,221)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	553	206	1,776	759
COMPREHENSIVE INCOME (LOSS)	$(220)	$1,632	$(10,070)	$(19,462)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	140,060,355	$1,401	4,045,199	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
Net loss	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(59,352)	(1)	—	—	2,699	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	61,009	1	—	—	176	—	—	177
Purchase of vested employee restricted stock units	(621,876)	(6)	—	—	(1,833)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	139,440,136	$1,395	4,045,199	$40	$1,672,063	$(1,031,013)	$934	$643,419
Net loss	—	—	—	—	—	(773)	—	(773)
Compensation expense related to granting of stock awards	1,738,025	17	—	—	2,464	—	—	2,481
Issuance of common stock related to the ESPP	141,187	1	—	—	131	—	—	132
Purchase of vested employee restricted stock units	(22,814)	—	—	—	(51)	—	—	(51)
Payment of dividends on common stock	—	—	—	—	(4)	—	—	(4)
Dividend equivalents, net of forfeitures	—	—	—	—	—	4	—	4
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, June 30, 2022	141,296,534	$1,413	4,045,199	$40	$1,674,603	$(1,031,782)	$1,487	$645,761

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	$(1,789)	$644,738
Net loss	—	—	—	—	—	(21,648)	—	(21,648)
Compensation expense related to granting of stock awards	291,347	3	—	—	2,575	—	—	2,578
Exercise of stock options	47,535	—	—	—	15	—	—	15
Purchase of vested employee restricted stock units	(347,607)	(3)	—	—	(1,908)	—	—	(1,911)
Payment of dividends on common stock	—	—	—	—	(386)	—	—	(386)
Dividend equivalents, net of forfeitures	—	—	—	—	—	386	—	386
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, March 31, 2021	136,904,650	$1,369	4,045,199	$40	$1,662,451	$(1,038,299)	$(1,236)	$624,325
Net income	—	—	—	—	—	1,426	—	1,426
Compensation expense related to granting of stock awards	412,243	4	—	—	2,441	—	—	2,445
Issuance of common stock related to the ESPP	—	—	—	—	—	—	—	—
Exercise of stock options	38,399	—	—	—	17	—	—	17
Purchase of vested employee restricted stock units	(20,317)	—	—	—	(98)	—	—	(98)
Payment of dividends on common stock	—	—	—	—	(194)	—	—	(194)
Dividend equivalents, net of forfeitures	—	—	—	—	—	201	—	201
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	206	206
Balance, June 30, 2021	137,334,975	$1,373	4,045,199	$40	$1,664,617	$(1,036,672)	$(1,030)	$628,328
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(11,846)	$(20,221)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,110	26,213
Net amortization of deferred financing costs (net of original issue discount and debt premium)	2,027	1,148
Net deferred taxes (benefit) and other	(3,860)	(2,373)
Provision for bad debts	94	1,224
Net (gain) loss on sale or disposal	(2,563)	(3,727)
Non-cash stock-based compensation expense	5,179	5,023
Net loss on extinguishment of debt	—	8,168
Deferred compensation	(4,806)	3,025
Impairment loss	3,291	1,345
Change in fair value of contingent consideration	(7,704)	—
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	13,626	29,526
Prepaid expenses and deposits	1,928	(25,780)
Accounts payable and accrued liabilities	(17,407)	6,944
Other assets	926	(134)
Accrued interest expense	(43)	4,714
Other long-term liabilities	(8,380)	(6,654)
Net cash provided by (used in) operating activities	(428)	28,441

INVESTING ACTIVITIES:
Additions to property, equipment and software	(46,904)	(19,594)
Proceeds from sale of property, equipment, intangibles and other assets	2,960	1,162
Purchases of businesses and audio assets	—	(15,297)
Net cash used in investing activities	(43,944)	(33,729)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	60,000	32,000
Proceeds from issuance of long-term debt	—	540,000
Payments of long-term debt	—	(77,030)
Payments of revolving senior debt	(22,727)	(52,000)
Retirement of notes	(10,000)	(400,000)
Payment for debt issuance costs	—	(6,914)
Payment of call premium and other fees	—	(14,500)
Proceeds from issuance of employee stock plan	309	—
Proceeds from the exercise of stock options	—	32
Purchase of vested employee restricted stock units	(1,890)	(2,009)
Payment of dividend equivalents on vested restricted stock units	(178)	(580)
Net cash provided by financing activities	25,514	18,999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,858)	13,711
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,439	30,964
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$40,581	$44,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$44,437	$38,115
Income taxes	$(14,792)	$(172)
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
COVID-19 and Current Macroeconomic Conditions
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
The COVID-19 pandemic and current macroeconomic conditions have had, and are expected to continue to have, a material impact on the Company's business operations, financial position, cash flows, liquidity, and capital resources and results of operations. Therefore, the results for the six months ended June 30, 2022, may not be indicative of the results for the year ending December 31, 2022. The full extent to which the current macroeconomic conditions impact the Company's business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be accurately estimated at this time, but the Company believes the impact could be material if conditions persist.
Consolidated VIE - Accounts Receivable Facility
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
The SPV is considered a Variable Interest Entity ("VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the six months ended June 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of June 30, 2022, the SPV has $226.7 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.

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
Total results of operations of the VIE for the six months ended June 30, 2022 were not significant. The consolidated VIE had cash as of June 30, 2022, which was reflected as restricted cash on the condensed consolidated balance sheet. The VIE had no other assets or liabilities as of June 30, 2022. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 15, Contingencies And Commitments, for additional information.
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
2021 WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"), which included certain employees. The assets acquired included $31.5 million of developed technology and $8.0 million of intangible licenses. The Company determined this acquisition was a business combination. The Company operates WideOrbit Streaming under the name AmperWave ("AmperWave"). The Company funded this acquisition through a draw on its revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, the Company's condensed consolidated financial statements for the period ended June 30, 2022, reflect the results of AmperWave. The Company's condensed consolidated financial statements for the period ended June 30, 2021 do not reflect the results of AmperWave.
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

	Preliminary Value	Adjustment	As Adjusted
	(amounts in thousands)
Assets
Operating lease right-of-use assets	$142	$—	$142
Net property and equipment	38	—	38
Other assets, net of accumulated amortization	39,532	—	39,532
Goodwill	520	(134)	386
Total intangible and other assets	40,052	(134)	39,918
Operating lease liabilities	(142)	—	(142)
Deferred tax asset	—	134	134
Preliminary fair value of net assets acquired	$40,090	$—	$40,090
The aggregate fair value purchase price allocation for the assets acquired in the WideOrbit Streaming Acquisition as previously reported was revised during the six months ended June 30, 2022 due to the identification of additional transaction costs which were required to be capitalized for tax purposes, which resulted in a decrease to acquired goodwill.
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
Upon completion of the Urban One Exchange, the Company: (i) removed from its condensed consolidated balance sheet the assets of the Divested Stations, which were previously classified as assets held for sale; (ii) recorded the assets of the Acquired Stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One Exchange, the Company's condensed consolidated financial statements for the six months ended June 30, 2022: (a) reflect the results of the Acquired Stations; and (b) do not reflect the results of the Divested Stations. The Company's condensed consolidated financial statements for the six months ended June 30, 2021: (i) reflect the results of the Acquired Stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (ii) do not reflect the results of the Divested Stations.
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
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's condensed consolidated financial statements for the six months ended June 30, 2022 reflect the results of Podcorn. The Company's condensed consolidated financial statements for the six months ended June 30, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, fluctuation in the market-based inputs used to develop the discount rate resulted in an increase in the discount rate, which resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at June 30, 2022 decreased to $1.2 million. Changes in the fair value of the contingent consideration are recorded to the Station Operating Expenses line item on the Statement of Operations.
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
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the six and three months ended June 30, 2021 assumes that the acquisitions in 2021 had occurred as of January 1, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$319,439	$305,658	$594,734	$548,033
Net loss	$(773)	$(502)	$(11,846)	$(23,924)
Net loss per common share - basic	$(0.01)	$—	$(0.09)	$(0.18)
Net loss per common share - diluted	$(0.01)	$—	$(0.09)	$(0.18)
Weighted shares outstanding basic	138,461,882	135,808,435	138,430,932	134,784,286
Weighted shares outstanding diluted	138,461,882	135,808,435	138,430,932	134,784,286

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Workforce reduction	1,651	1,868
Other restructuring costs	251	51
Total restructuring charges	$1,902	$1,919

	Three Months Ended June 30,
	2022	2021
	(amounts in thousands)
Workforce reduction	$930	$1,685
Other restructuring costs	86	49
Total restructuring charges	$1,016	$1,734
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
The estimated amount of unpaid restructuring charges as of June 30, 2022 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
	(amounts in thousands)
Restructuring charges, beginning balance	$2,623	$2,988
Additions	1,902	5,671
Payments	(2,880)	(6,036)
Restructuring charges unpaid and outstanding	1,645	2,623
Restructuring charges - noncurrent portion	(221)	—
Restructuring charges - current portion	$1,424	$2,623

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
Through its podcast studio, Cadence 13, Inc. ("Cadence13"), the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Pineapple Street Media ("Pineapple"), the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
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

Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.2 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.

Description	June 30, 2022	December 31, 2021
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$261,132	$273,217
Unearned revenue - current	13,658	10,638
Unearned revenue - noncurrent	438	474
Changes in Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (billed or unbilled), and customer advances and deposits (unearned revenue) on the Company’s condensed consolidated balance sheets. At times, however, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to consideration received in advance from customers on certain contracts. For these contracts, revenue is recognized upon satisfaction of the underlying performance obligations. The contract liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each respective reporting period within other current liabilities and other long-term liabilities.
Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended June 30, 2022
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2022	$11,112
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(11,112)
Additions, net of revenue recognized during period	14,096
Ending balance	$14,096
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Six Months Ended June 30,
	2022	2021
Revenue by Source	(amounts in thousands)
Spot revenues	$379,621	$356,998
Digital revenues	127,339	108,368
Network revenues	42,929	38,173
Sponsorships and event revenues	21,964	19,929
Other revenues	22,881	21,761
Net revenues	$594,734	$545,229

	Three Months Ended June 30,
	2022	2021
Revenue by Source	(amounts in thousands)
Spot revenues	$204,486	$202,797
Digital revenues	69,300	58,435
Network revenues	21,789	20,603
Sponsorships and event revenues	11,638	10,771
Other revenues	12,226	11,858
Net revenues	$319,439	$304,464
5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Operating lease cost	$25,352	$24,615
Variable lease cost	5,273	6,015
Total lease cost	$30,625	$30,630

	Three Months Ended June 30,
Lease Cost	2022	2021
	(amounts in thousands)
Operating lease cost	$12,767	$12,244
Variable lease cost	2,369	3,058
Total lease cost	$15,136	$15,302
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
Description	2022	2021
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$27,126	$27,227
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,252	$11,158
As of June 30, 2022, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	June 30, 2022	December 31, 2021
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,251,546	$2,229,016
Acquisitions (See Note 2)	—	23,233
Assets held for sale (See Note 14)	—	(703)
Ending period balance	$2,251,546	$2,251,546
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	June 30, 2022	December 31, 2021
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,723	$1,042,762
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	82,176	62,215
Acquisitions (See Note 2)	—	20,099
Measurement period adjustments to acquired goodwill (See Note 2)	(134)	(138)
Ending period balance	$82,042	$82,176
Broadcasting Licenses Impairment Test
During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
As of June 30, 2022, the Company evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for any of its broadcasting licenses, particularly the increase in interest rates and related impact on the weighted average cost of capital, and concluded no impairment was indicated. The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
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
During the fourth quarter of 2021, the Company completed its annual impairment test for the BetQL reporting unit and determined that the fair value of its BetQL reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.

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
As of June 30, 2022, the Company evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for any of its goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded no impairment was indicated. The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2022	December 31, 2021
	(amounts in thousands)
Accrued compensation	$28,991	$35,917
Accounts receivable credits	3,002	2,506
Advertiser obligations	3,011	2,504
Accrued interest payable	14,619	14,662
Unearned revenue	13,658	10,638
Unfavorable sports liabilities	4,492	4,492
Accrued benefits	6,636	6,894
Non-income tax liabilities	1,917	1,897
Other	4,385	4,620
Total other current liabilities	$80,711	$84,130

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	June 30, 2022	December 31, 2021
	(amounts in thousands)
Credit Facility
Revolver	$135,000	$97,727
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	1,256	1,397
	768,671	731,539
2027 Notes
6.500% notes due May 1, 2027	460,000	470,000
Plus unamortized premium	3,592	3,964
	463,592	473,964

2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	797	764
Total debt before deferred financing costs	1,848,060	1,821,267
Current amount of long-term debt	—	(22,727)
Deferred financing costs (excludes the revolving credit)	(13,926)	(16,409)
Total long-term debt, net of current debt	$1,834,134	$1,782,131
Outstanding standby letters of credit	$6,069	$6,069
(A) Senior Debt
The 2027 Notes
During 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Initial 2027 Notes are governed by an indenture dated as of April 30, 2019 (the "Base Indenture"), as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture"), (collectively, the "Indenture").
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
During the six months ended June 30, 2022, the Company repurchased $10.0 million of its 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $460.0 million 2027 Notes.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $250.0 million Revolver and a term B-2 loan (the "Term B-2 Loan").
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2022. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.6 times.
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
As of June 30, 2022, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
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
Under the Existing Credit Agreement, during the Covenant Relief Period the Company was subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the “Covenant Relief Period Investment Limitation”). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility. The Covenant Relief Period ended in the fourth quarter of 2021.
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
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either the Secured Overnight Financing Rate ("SOFR") or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to either: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements.

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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At June 30, 2022, the Company had outstanding borrowings of $75.0 million under the Receivables Facility.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Interest expense	$46,043	$42,617
Amortization of deferred financing costs	2,540	2,238
Amortization of original issue premium of senior notes	(512)	(1,090)
Interest income and other investment income	(71)	(52)
Total net interest expense	$48,000	$43,713

	Net Interest Expense
	Three Months Ended June 30,
	2022	2021
	(amounts in thousands)
Interest expense	$23,504	$21,650
Amortization of deferred financing costs	1,281	1,197
Amortization of original issue premium of senior notes	(256)	(242)
Interest income and other investment income	—	(52)
Total net interest expense	$24,529	$22,553
9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of June 30, 2022, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
For the six months ended June 30, 2022, the Company recorded the net change in the fair value of this derivative as a gain of $1.8 million (net of tax benefit of $0.6 million as of June 30, 2022) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2022, the fair value of these derivatives was an asset of $2.0 million, and is recorded within other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2022 and December 31, 2021:

	Accumulated Derivative Gain (Loss)
Description	June 30, 2022	December 31, 2021
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$1,487	$(289)
The following tables presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended June 30, 2022 and June 30, 2021:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2022	2021	2022	2021
(amounts in thousands)
$1,776	$759	$232	$648

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended June 30,
2022	2021	2022	2021
(amounts in thousands)
$553	$206	$—	$341

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on the SOFR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of June 30, 2022, the notional investments underlying the TRS amounted to $24.2 million. The contract term of the TRS is through March 2023 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the six months ended June 30, 2022, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $4.6 million expense. Of this amount, a $1.5 million expense was recorded in corporate, general and administrative expenses and a $3.1 million expense was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands except per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(773)	$1,426	$(11,846)	$(20,221)
Denominator
Basic weighted average shares outstanding	138,462	135,808	138,431	135,784
Net income (loss) per share - Basic	$(0.01)	$0.01	$(0.09)	$(0.15)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(773)	$1,426	$(11,846)	$(20,221)
Denominator
Basic weighted average shares outstanding	138,462	135,808	138,431	135,784
Effect of RSUs and options under the treasury stock method	—	1,979	—	—
Diluted weighted average shares outstanding	138,462	137,787	138,431	135,784
Net income (loss) per share - Diluted	$(0.01)	$0.01	$(0.09)	$(0.15)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Impact Of Equity Issuances	2022	2021	2022	2021
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	609	609	609
Price range of options: from	$3.54	$3.54	$3.54	$3.54
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	3,401	1,393	854	353
RSUs excluded with service and market conditions as market conditions not met	75	—	75	—
Excluded shares as anti-dilutive when reporting a net loss	353	—	1,582	2,317

11.    SHARE-BASED COMPENSATION
Under the Company's equity compensation plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2022
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2021	7,342
RSUs awarded	June 30, 2022	1,776
RSUs released	June 30, 2022	(2,227)
RSUs forfeited	June 30, 2022	(106)
RSUs outstanding as of:	June 30, 2022	6,785	$—	1.3	$20,762
RSUs vested and expected to vest as of:	June 30, 2022	6,785	$—	1.3	$20,762
RSUs exercisable (vested and deferred) as of:	June 30, 2022	5	$—	0.0	$16
Weighted average remaining recognition period in years		1.9
Unamortized compensation expense		$6,386
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Six Months Ended June 30,
Option Exercise Data	2022	2021
	(amounts in thousands)
Intrinsic value of options exercised	$—	$406
Tax benefit from options exercised	$—	$108
Cash received from exercise price of options exercised	$—	$32

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of June 30 2022
	(amounts in thousands)
Options outstanding as of:	December 31, 2021	609	$11.33
Options exercised	June 30, 2022	—	—
Options outstanding as of:	June 30, 2022	609	$11.33	2.5	$—
Options vested and expected to vest as of:	June 30, 2022	609	$11.33	2.3	$—
Options vested and exercisable as of:	June 30, 2022	609	$11.33	2.3	$—
Weighted average remaining recognition period in years		0.0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding June 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable June 30, 2022	Weighted Average Exercise Price
From	To
$3.54	7.01	67	7.0	5.40	67	$5.40
$9.66	13.98	542	1.7	12.06	542	$12.06
$3.54	13.98	609	2.5	11.33	609	$11.33
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Station operating expenses	$2,160	$2,117
Corporate general and administrative expenses	3,933	3,235
Stock-based compensation expense included in operating expenses	6,093	5,352
Income tax benefit (1)	1,354	1,165
After-tax stock-based compensation expense	$4,739	$4,187

	Three Months Ended June 30,
	2022	2021
	(amounts in thousands)
Station operating expenses	$990	$1,044
Corporate general and administrative expenses	2,113	1,568
Stock-based compensation expense included in operating expenses	3,103	2,612
Income tax benefit (1)	683	501
After-tax stock-based compensation expense	$2,420	$2,111
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12.    INCOME TAXES
Tax Rate for the Six and Three Months Ended June 30, 2022
The Company recognized an income tax benefit at an effective income tax rate of 25.9% and 23.8% for the six and three months ended June 30, 2022, respectively. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, and interest and penalties associated with uncertain tax positions.
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
Tax Rate for the Six and Three Months Ended June 30, 2021
The Company recognized an income tax benefit at an effective income tax rate of 46.8% and 417.6% for the six and three months ended June 30, 2021, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at June 30, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (3)	$2,028	$—	$2,028	$—	$—
Liabilities
Deferred compensation plan liabilities (1)	$24,042	$19,303	$—	$—	$4,739
Contingent Consideration (4)	$1,227	$—	$—	$1,227	$—
Description	Balance at December 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,730	$26,839	$—	$—	$5,891
Interest Rate Cash Flow Hedge (3)	$394	$—	$394	$—	$—
Contingent Consideration (4)	$8,783	$—	$—	$8,783	$—
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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2021 and other assets, net of accumulated amortization at June 30, 2022, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount rate of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate increased to 11.0% at June 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values for 2022 resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at June 30, 2022 decreased to $1.2 million. This balance is included in other long-term liabilities.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the three months ended June 30, 2022 and 2021, there were no events or changes in circumstances which indicated the Company’s broadcasting licenses, goodwill, investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$556,525	$632,415	$626,881
Revolver (2)	$135,000	$135,000	$97,727	$97,727
2029 Notes (3)	$540,000	$321,300	$540,000	$527,850
2027 Notes (3)	$460,000	$282,900	$470,000	$460,600
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$797		$764
Letters of credit (4)	$6,069		$6,069
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
During the fourth quarter of 2021, the Company entered into an agreement with a third party to dispose of land, equipment and an FCC license in connection with a sale of a station in San Francisco, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of approximately $1.0 million. In the second quarter of 2022, the Company completed this sale. The Company recognized a loss on the sale, net of commissions and other expenses, of approximately $0.5 million.
During the second quarter of 2022, the Company entered into an agreement with a third party to dispose of land, and equipment in Houston, Texas. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of approximately $4.2 million. The transaction is expected to close within one year.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	June 30, 2022	December 31, 2021
	(amounts in thousands)
Net property and equipment	4,161	330
Radio broadcasting licenses	—	703
Net assets held for sale	$4,161	$1,033

15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	June 30, 2022	December 31, 2021
		(amounts in thousands)
Short-term	Other current liabilities	$236	$351
Long-term	Other long-term liabilities	1	92
Total		$237	$443
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP following the purchase of shares under the ESPP for the first quarter of 2020. The ESPP resumed on July 1, 2021. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Number of shares purchased	202	—
Non-cash compensation expense recognized	$46	$—
Share Repurchase Program
During the six months ended June 30, 2022, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of June 30, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
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

17.    SUBSEQUENT EVENTS
Events occurring after June 30, 2022, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
NYSE Notice of Failure to Satisfy a Continued Listing Rule or Standard
On August 1, 2022, the Company was notified by the NYSE that the Company is not in compliance with Rule 802.01C of the NYSE's Listed Company Manual relating to the minimum average closing price of its Class A common stock required over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company's common stock from the NYSE.
The Company intends to timely notify the NYSE within 10 business days of its intent to regain compliance with the minimum price condition within the six-month cure period provided by NYSE rules. The Company can regain compliance at any time within the cure period if, on the last trading day of any calendar month during the cure period, the common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.
The Company intends to consider available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval no later than at the Company's next annual meeting of shareholders, if necessary, to regain compliance. Under the NYSE's rules, if the Company determines that it will regain compliance by taking an action that will require shareholder approval at its next annual meeting of shareholders, the minimum price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.
During this time, the Company's common stock will continue to be listed on the NYSE, subject to the Company's compliance with other NYSE continued listing requirements. However, there can be no assurance about the Company's ability to regain compliance with the minimum price condition within the applicable cure periods.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the six and three months ended June 30, 2022 as compared to the comparable period in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021:
COVID-19 Pandemic and Current Macroeconomic Conditions
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
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, net revenues in each month from March 2021 to December 2021 exceeded net revenues in each month from March 2020 to December 2020. Again, due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2022. However, net revenues in each month from January 2022 to June 2022 exceeded net revenues in each month from January 2021 to June 2021. While we experienced sequential growth in net revenues month-over-month through June 2022, the pace of such growth began to slow down in June 2022 due to the current macroeconomic conditions.
We are currently unable to predict the extent of the impact that the current macroeconomic conditions will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but we believe the impact could be material if conditions persist.
The extent to which the current macroeconomic conditions impact our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the six months ended June 30, 2022, may not be indicative of the results for the year ending December 31, 2022.
WideOrbit Streaming Acquisition

On October 20, 2021, we completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"). We will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). We funded this acquisition through a draw on our revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, our condensed consolidated financial statements for the six months ended June 30, 2022, reflect the results of AmperWave. Our condensed consolidated financial statements for the six months ended June 30, 2021 do not reflect the results of AmperWave.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based on the timing of this transaction, our condensed consolidated financial statements for the six months ended June 30, 2022: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. Our condensed consolidated financial statements for the six months ended June 30, 2021: (i) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (ii) do not reflect the results of the divested stations.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the six months ended June 30, 2022, reflect the results of Podcorn. Our condensed consolidated financial statements for the six months ended June 30, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
Restructuring Charges
In connection with the CBS Radio business acquisition in November 2017 (the "Merger") and the COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $1.9 million during each of the six months ended June 30, 2022 and June 30, 2021. Amounts were expensed as incurred and are included in Restructuring charges.
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
During the six months ended June 30, 2022, we repurchased $10.0 million of our 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million.
Impairment Loss
The impairment loss incurred during the six months ended June 30, 2022 includes $3.2 million related to an early termination of leases in several markets. The impairment loss incurred during the six months ended June 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases.
Net (Gain) Loss on Sale or Disposal
During 2022, we entered into an agreement with a third party Qualified Intermediary ("QI"), under which we entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property. Total proceeds from the sale resulted in a gain of approximately $2.5 million. During the six months ended June 30, 2022, we finalized the sale of assets which had previously been classified within assets held for sale and recognized a loss of $0.5 million. Additionally, we also recognized a gain of $0.6 million in connection with the bond repurchase activity discussed above.

Six Months Ended June 30, 2022 As Compared To The Six Months Ended June 30, 2021

	SIX MONTHS ENDED JUNE 30,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$594.7	$545.2	9%

OPERATING EXPENSE:
Station operating expenses	486.9	458.0	6%
Depreciation and amortization expense	29.1	26.2	11%
Corporate general and administrative expenses	51.6	47.3	9%
Restructuring charges	1.9	1.9	—%
Impairment loss	3.3	1.3	154%
Net gain on sale or disposal	(2.6)	(3.7)	(30)%
Refinancing expenses	—	0.5	(100)%
Change in fair value of contingent consideration	(7.7)	—	100%
Other expenses	0.4	0.3	33%
Total operating expense	562.9	531.8	6%
OPERATING INCOME	31.8	13.4	137%

INTEREST EXPENSE	48.0	43.7	10%
Net loss on extinguishment of debt	—	8.2	(100)%
Other income	(0.2)	(0.5)	(60)%
OTHER INCOME (EXPENSE)	(0.2)	7.7	-100

LOSS BEFORE INCOME TAX BENEFIT	(16.0)	(38.0)	(58)%
INCOME TAX BENEFIT	(4.1)	(17.8)	(77)%
NET LOSS	$(11.9)	$(20.2)	(41)%

Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic. In the current year, we continued to report sequential growth in net revenues month-over-month. This trend may not continue in future periods due to the current macroeconomic conditions.
Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; and (iii) the operations of AmperWave for the full period;
Net revenues increased the most for our stations located in the New York City and Philadelphia markets. Net revenues decreased the most for our stations located in the Minneapolis and Sacramento markets.
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
Station operating expenses include non-cash compensation expense of $2.2 million and $2.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of an increase in payroll and related expenses in the current year. This increase was partially offset by a decrease in corporate rebranding costs in connection with our corporate name change in 2021, which is nonrecurring in nature.
Corporate general and administrative expenses include non-cash compensation expense of $3.9 million and $3.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges.
Impairment Loss
The impairment loss incurred during the six months ended June 30, 2022 primarily consists of a $3.2 million charge related to an early termination of certain leases. The impairment loss incurred during the six months ended June 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases.
Net Gain on Sale or Disposal
During the six months ended June 30, 2022, we recognized: (i) a gain of approximately $2.5 million on the sale of a land easement in San Francisco, California; and (ii) a gain on bond repurchases of $0.6 million. These gains were partially offset by a loss on sale of a station in San Francisco, California of $0.5 million.
Refinancing Expenses
We incurred $0.5 million of costs in connection with the issuance of the 2029 Notes during 2021.

Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate has increased during the six months ended June 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $7.7 million during the six months ended June 30, 2022.
Interest Expense
During the six months ended June 30, 2022, we incurred an additional $4.3 million in interest expense as compared to the six months ended June 30, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates. This increase was partially offset by a reduction in outstanding fixed-rate indebtedness upon which interest is computed.
Income Tax Benefit
Tax Rate for the Six Months Ended June 30, 2022
We recognized an income tax benefit at an effective income tax rate of 25.9% for the six months ended June 30, 2022. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, and interest and penalties associated with uncertain tax positions.
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
Tax Rate for the Six Months Ended June 30, 2021
We recognized an income tax benefit at an effective income tax rate was 46.8% for the six months ended June 30, 2021, which was determined using a forecasted rate based upon projected taxable income for the year.

Three Months Ended June 30, 2022 As Compared To The Three Months Ended June 30, 2021

	THREE MONTHS ENDED JUNE 30,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$319.4	$304.5	5%

OPERATING EXPENSE:
Station operating expenses	260.1	245.5	6%
Depreciation and amortization expense	15.6	14.6	7%
Corporate general and administrative expenses	25.7	23.7	8%
Restructuring charges	1.0	1.7	(41)%
Impairment loss	1.8	0.7	157%
Net gain on sale or disposal	(0.1)	(3.7)	(97)%
Change in fair value of contingent consideration	(8.0)	—	100%
Other expenses	0.1	0.3	(67)%
Total operating expense	296.2	282.8	5%
OPERATING INCOME	23.2	21.7	7%
INTEREST EXPENSE	24.5	22.6	8%
Other income	(0.2)	(0.4)	(50)%
OTHER INCOME	(0.2)	(0.4)	(50)%

LOSS BEFORE INCOME TAX BENEFIT	(0.9)	(0.5)	80%

INCOME TAX BENEFIT	(0.2)	(1.9)	(89)%
NET INCOME (LOSS)	$(0.7)	$1.4	(150)%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic. In the current year, we continued to report sequential growth in net revenues month-over-month. This trend may not continue in future periods due to the current macroeconomic conditions.
Net revenues were also positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; and (iii) the operations of AmperWave for the full period.
Net revenues increased the most for our stations located in the New York City and Philadelphia markets. Net revenues decreased the most for our stations located in the Dallas and Sacramento markets.
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
Station operating expenses include non-cash compensation expense of $1.0 million for each of the three months ended June 30, 2022 and June 30, 2021.
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
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of an increase in payroll and related expenses in the current year.
Corporate general and administrative expenses include non-cash compensation expense of $2.1 million and $1.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended June 30, 2022 primarily consists of a $2.1 million charge related to an early termination of certain leases, which was partially offset by $0.4 million of gains recognized from removal of certain leased assets. The impairment loss incurred during the three months ended June 30, 2021 primarily consists of a $0.5 million write down of property and equipment.
Net Gain on Sale or Disposal
During the three months ended June 30, 2022, we recognized a gain on bond repurchases of $0.6 million. These gains were partially offset by a loss on sale of a station in San Francisco, California of $0.5 million. During the three months ended June 30, 2021, we recognized a gain on the Urban One Exchange of $3.9 million and a sale of an investment of $0.9 million. These gains were partially offset by a loss related to disposal of property, plant and equipment in Pittsburgh, Pennsylvania of approximately $1.1 million.
Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate has increased during the three months ended June 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $8.0 million during the three months ended June 30, 2022.
Interest Expense
During the three months ended June 30, 2022, we incurred an additional $1.9 million in interest expense as compared to the three months ended June 30, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates. This increase was partially offset by a reduction in outstanding fixed-rate indebtedness upon which interest is computed.
Income Tax Benefit
For the three months ended June 30, 2022, the effective income tax rate was 23.8%. The effective income tax rate for the quarter was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, and interest and penalties associated with uncertain tax positions.
For the three months ended June 30, 2021, the effective income tax rate was 417.6%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.

Liquidity and Capital Resources
Liquidity
Although we have been, and expect to continue to be, negatively impacted by the COVID-19 pandemic and expect to continue to be negatively impacted by current macroeconomic conditions, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to draw on current credit facilities, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control. Moreover, if the current macroeconomic conditions continue to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.
The Credit Facility, as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan. As of June 30, 2022, we had $632.4 million outstanding under the Term B-2 Loan and $135.0 million outstanding under the Revolver. In addition, we had $6.1 million in outstanding letters of credit. During the six months ended June 30, 2022, we repaid $22.7 million outstanding under our Revolver and borrowed an additional $60.0 million under our Revolver.
During the six months ended June 30, 2022, we repurchased $10.0 million of our 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million.
As of June 30, 2022, total liquidity was $149.7 million, which was comprised of $109.1 million available under the Revolver and $40.6 million in cash, cash equivalents and restricted cash. For the six months ended June 30, 2022, we increased our outstanding debt by $29.3 million due to the previously discussed revolver pay down and borrowing activity and the bond repurchase activity against the 2027 Notes.
As of June 30, 2022, our Consolidated Net First Lien Leverage Ratio was 3.6 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
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
The 2027 Notes
During 2019, we and our finance subsidiary, Audacy Capital Corp., issued $425.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. The Initial 2027 Notes are governed by an indenture dated as of April 30, 2019 (the "Base Indenture"), as supplemented by a first supplemental indenture dated December 13, 2019 (the "First Supplemental Indenture), (collectively, the "Indenture").
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
During the fourth quarter of 2021, Audacy Capital Corp. issued $45.0 million of additional 6.500% senior secured second-line notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the Initial 2027 Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750%

of their principal amount. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $460.0 million 2027 Notes.
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
As of June 30, 2022, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
Under the Existing Credit Agreement, during the Covenant Relief Period the Company was subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the “Covenant Relief Period Investment Limitation”). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility. The Covenant Relief Period ended in the fourth quarter of 2021.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At June 30, 2022, we had outstanding borrowings of $75.0 million under the Receivables Facility.
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

Operating Activities
Net cash flows used in operating activities were $0.4 million for the six months ended June 30, 2022. Net cash flows provided by operating activities were $28.4 million for the six months ended June 30, 2021.
The cash flows provided by operating activities decreased primarily due to: (i) an increase in net investment in working capital of $17.9 million; (ii) a decrease in loss on extinguishment of debt of $8.2 million; (iii) a decrease in net gains on deferred compensation of $7.8 million; and (iv) an increase in gain on remeasurement of contingent consideration of $7.7 million.
These decreases in cash flows provided by operating activities were partially offset by a decrease in net loss, as adjusted for certain non-cash charges and income tax benefits of $8.8 million.
The increase in investment in working capital is primarily due to the timing of: (i) collections of accounts receivable; (ii) settlements of accounts payable and accrued liabilities; (iii) settlements of accrued interest expense; (iv) settlements of prepaid expenses; and (v) settlements of other long-term liabilities.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to: (i) a reduction in net loss of $8.4 million; (ii) an increase in impairment loss of $1.9 million; and (iii) an increase in deferred tax benefits of $1.5 million.
Investing Activities
Net cash flows used in investing activities were $44.0 million and $33.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
During 2022, net cash flows used in investing activities increased primarily due to an increase in additions to tangible and intangible assets of $27.3 million in connection with investments in our A2 platform. This increase in cash flows used in financing activities was partially offset by: (i) a decrease in purchases of business and audio assets of $15.3 million; and (ii) an increase in proceeds from the sale of property, equipment, intangibles and other assets of $1.8 million.
Financing Activities
Net cash flows provided by financing activities were $25.5 million and $19.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
During 2022, net cash flows provided by financing activities increased primarily due to: (i) a decrease in cash outflows related to the redemption of fixed rate debt of $390.0 million; (ii) a decrease of payments of long-term debt of $77.0 million; (iii) a decrease of payments against the Revolver of $29.3 million; (iv) an increase in borrowing under the Revolver of $28.0 million; (v) a decrease in payments of call premiums and other fees of $14.5 million; and (vi) a decrease in payments for debt issuance costs of $6.9 million. These increases in cash flows provided by financing activities were partially offset by a decrease in proceeds from issuance of long term debt of $540.0 million.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes and the 2029 Notes.
Share Repurchase Program
During the six months ended June 30, 2022, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of June 30, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
Under the CARES Act, we were able to carry back our 2020 federal income tax loss to prior tax years and file a refund claim with the IRS for $15.2 million. During the six months ended June 30, 2022, we received a federal tax refund of approximately $15.2 million. We do not anticipate making any federal income tax payments in 2022 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2022 were $46.9 million. We anticipate that total capital expenditures in 2022 will be between $75 million and $78 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of June 30, 2022, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, other than as described below.
As discussed above in the liquidity section, during the six months ended June 30, 2022, we made a voluntary prepayments against our Revolver of $22.7 million. We borrowed an additional $60.0 million under our Revolver, and also made opportunist repurchases under our 2027 Notes in the amount of $10.0 million. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $29.3 million during the six months ended June 30, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
During 2022, we disposed of certain property that we considered as surplus to our operations and that resulted in a gain of approximately $2.5 million. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that serves as a qualified intermediary (“QI”) for tax purposes and that held the net sales proceeds of $2.5 million from this transaction. As of June 30, 2022, the balance in the account of the QI is $0.1 million and this amount is reflected as restricted cash on our condensed consolidated balance sheet. We used a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a variable interest entity (“VIE”) and is included in our consolidated financial statements as we are considered the primary beneficiary.

The use of a QI in a like-kind exchange enables us to effectively minimize our tax liability in connection with certain asset dispositions. As discussed in Note 1, Basis of Presentation and Significant Policies, we sold real property in San Francisco, California for net proceeds of $2.5 million. During the second quarter of 2022, we used a portion of these proceeds to repurchase replacement property in the amount of $2.4 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange. The remaining unused portion of funds are reflected as restricted cash on our condensed consolidated balance sheet as of June 30, 2022. Restrictions on these deposits will lapse prior to the end of the third quarter of 2022.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2022. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Goodwill Valuation Risk
We no longer have any goodwill attributable to the broadcast reporting unit. Our remaining goodwill as of June 30, 2022 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, the goodwill acquired in the BetQL Acquisition in 2020, and the goodwill acquired in the Podcorn Acquisition and WideOrbit Streaming Acquisition in 2021.
Future impairment charges may be required on our goodwill, as the discounted cash flow model is subject to change based upon our performance, peer company performance, overall market conditions, and the state of the credit markets. We continue to monitor these relevant factors to determine if an interim impairment assessment is warranted.
A deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, or a failure to achieve analyst expectations could all be potential indicators of an impairment to the remaining goodwill, which could be material, in future periods. Due to the uncertainty of the current market and economic conditions, there is an increased risk of future impairment.
As of June 30, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded no impairment was indicated. We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
Broadcasting License Valuation Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2021, the results indicated that there were 17 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 17 units of accounting had a carrying value of $875.2 million at December 31, 2021.
If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material. Due to the uncertainty of the current market and economic conditions, there is an increased risk of future impairment.
As of June 30, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, particularly the increase in interest rates and related impact on the weighted average cost of capital, and concluded no impairment was indicated. We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of June 30, 2022, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $6.3 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of June 30, 2022.
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

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts (in millions)						(amounts (in millions)
			Cap	2.75%
Collar	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in other assets, net of accumulated amortization at June 30, 2022 as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of June 30, 2022 was $2.0 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2022, we did not have any investments in money market instruments.
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
Our common stock is listed on the New York Stock Exchange ("NYSE"). On August 1, 2022, we were notified that we were not in compliance with the NYSE's continued listing requirements relating to the minimum average closing price per share of our common stock, because the average closing price of our common stock over a consecutive 30 trading-day period was below $1.00 per share.

We have a period of ten business days following the receipt of the notice to notify the NYSE of our intent to regain compliance with the minimum price condition within a six-month cure period provided by NYSE rules. We can regain compliance at any time within the cure period if, on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we fail to regain compliance with the NYSE's minimum price condition by the end of the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures.

We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval no later than at our next annual meeting of shareholders, if necessary, to regain compliance. Under the NYSE’s rules, if we determine that we will regain compliance by taking an action that will require shareholder approval at our next annual meeting of shareholders, the minimum price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

During this time, our common stock will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing requirements. However, there can be no assurance about our ability to regain compliance with the NYSE's minimum price condition within the applicable cure periods.

ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended June 30, 2022:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2022 - April 30, 2022	9,328	$2.78	—	$41,578,230
May 1, 2022 - May 31, 2022	11,939	$1.94	—	$41,578,230
June 1, 2022 - June 30, 2022	1,547	$1.20	—	$41,578,230
Total	22,814		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 9,328 shares at an average price of $2.78 in April 2022; (ii) 11,939 shares at an average price of $1.94 in May 2022; and (iii) 1,547 shares at an average price of $1.20 in June 2022. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2022.

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

10.1 #	Audacy 2022 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2022)
10.2 #	Amended and Restated Audacy Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 16, 2022)
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: August 5, 2022	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 5, 2022	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)