Form 10-Q
period 2022-09-30
AUDACY, INC.
filed 2022-11-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Class A common stock, $0.01 par value – 141,006,643 Shares Outstanding as of October 31, 2022
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of October 31, 2022
i

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS:
Cash	$36,422	$59,439
Accounts receivable, net of allowance of $11,863 in 2022 and $15,084 in 2021	266,245	276,044
Prepaid expenses, deposits and other	83,825	68,146
Total current assets	386,492	403,629
Investments	3,005	3,005
Net property and equipment	343,362	376,028
Operating lease right-of-use assets	204,108	229,607
Radio broadcasting licenses	2,088,077	2,251,546
Goodwill	63,916	82,176
Assets held for sale	8,299	1,033
Other assets, net of accumulated amortization	139,803	74,865
TOTAL ASSETS	$3,237,062	$3,421,889

LIABILITIES:
Accounts payable	$18,585	$18,897
Accrued expenses	57,053	68,423
Other current liabilities	80,444	84,130
Operating lease liabilities	38,688	39,598
Long-term debt, current portion	—	22,727
Total current liabilities	194,770	233,775
Long-term debt, net of current portion	1,865,122	1,782,131
Operating lease liabilities, net of current portion	191,776	217,281
Net deferred tax liabilities	453,165	487,665
Other long-term liabilities	25,218	48,832
Total long-term liabilities	2,535,281	2,535,909
Total liabilities	2,730,051	2,769,684
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 141,322,193 and 140,060,355 shares at September 30, 2022 and December 31, 2021, respectively	1,413	1,401
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 shares at September 30, 2022 and December 31, 2021	40	40
Class C common stock $0.01 par value; non voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,675,404	1,671,195
Accumulated deficit	(1,172,755)	(1,020,142)
Accumulated other comprehensive income (loss)	2,909	(289)
Total shareholders' equity	507,011	652,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,237,062	$3,421,889

See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	2022	2021
NET REVENUES	$316,969	$329,443	$911,703	$874,672

OPERATING EXPENSE:
Station operating expenses	260,031	260,972	746,936	718,924
Depreciation and amortization expense	18,345	12,477	47,455	38,690
Corporate general and administrative expenses	21,160	24,176	72,774	71,470
Restructuring charges	4,216	2,300	6,118	4,219
Impairment loss	176,784	26	180,075	1,371
Refinancing expenses	—	—	—	473
Net gain on sale or disposal	(10,665)	(4)	(13,228)	(3,731)
Change in fair value of contingent consideration	(1,098)	—	(8,802)	—
Other expenses	72	245	474	566
Total operating expense	468,845	300,192	1,031,802	831,982
OPERATING INCOME (LOSS)	(151,876)	29,251	(120,099)	42,690
NET INTEREST EXPENSE	28,113	22,771	76,113	66,484
Net loss on extinguishment of debt	—	—	—	8,168
Other income	—	—	(238)	(446)
OTHER (INCOME) EXPENSE	—	—	(238)	7,722

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(179,989)	6,480	(195,974)	(31,516)
INCOME TAX (BENEFIT) EXPENSE	(39,014)	11,241	(43,153)	(6,534)
NET LOSS	(140,975)	(4,761)	(152,821)	(24,982)
NET LOSS PER SHARE - BASIC	$(1.01)	$(0.04)	$(1.10)	$(0.18)
NET LOSS PER SHARE - DILUTED	$(1.01)	$(0.04)	$(1.10)	$(0.18)
WEIGHTED AVERAGE SHARES:
Basic	139,361,261	135,893,823	139,246,393	135,857,127
Diluted	139,361,261	135,893,823	139,246,393	135,857,127
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,
	2022	2021	2022	2021
NET LOSS	$(140,975)	$(4,761)	$(152,821)	$(24,982)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Net unrealized gain on derivatives, net of taxes	1,422	170	3,198	929
COMPREHENSIVE LOSS	$(139,553)	$(4,591)	$(149,623)	$(24,053)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	140,060,355	$1,401	4,045,199	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
Net loss	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(59,352)	(1)	—	—	2,699	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	61,009	1	—	—	176	—	—	177
Purchase of vested employee restricted stock units	(621,876)	(6)	—	—	(1,833)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	139,440,136	$1,395	4,045,199	$40	$1,672,063	$(1,031,013)	$934	$643,419
Net loss	—	—	—	—	—	(773)	—	(773)
Compensation expense related to granting of stock awards	1,738,025	17	—	—	2,464	—	—	2,481
Issuance of common stock related to the ESPP	141,187	1	—	—	131	—	—	132
Purchase of vested employee restricted stock units	(22,814)	—	—	—	(51)	—	—	(51)
Payment of dividends on common stock	—	—	—	—	(4)	—	—	(4)
Dividend equivalents, net of forfeitures	—	—	—	—	—	4	—	4
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, June 30, 2022	141,296,534	$1,413	4,045,199	$40	$1,674,603	$(1,031,782)	$1,487	$645,761
Net loss	—	—	—	—	—	(140,975)	—	(140,975)
Compensation expense related to granting of stock awards	(168,167)	(2)	—	—	728	—	—	726
Issuance of common stock related to the ESPP	198,188	2	—	—	75	—	—	77
Purchase of vested employee restricted stock units	(4,362)	—	—	—	(2)	—	—	(2)
Payment of dividends on common stock	—	—	—	—	—	—	—	—
Dividend equivalents, net of forfeitures	—	—	—	—	—	2	—	2
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,422	1,422
Balance, September 30, 2022	141,322,193	$1,413	4,045,199	$40	$1,675,404	$(1,172,755)	$2,909	$507,011

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	136,913,375	$1,369	4,045,199	$40	$1,662,155	$(1,017,037)	$(1,789)	$644,738
Net loss	—	—	—	—	—	(21,648)	—	(21,648)
Compensation expense related to granting of stock awards	291,347	3	—	—	2,575	—	—	2,578
Exercise of stock options	47,535	—	—	—	15	—	—	15
Purchase of vested employee restricted stock units	(347,607)	(3)	—	—	(1,908)	—	—	(1,911)
Payment of dividends on common stock	—	—	—	—	(386)	—	—	(386)
Dividend equivalents, net of forfeitures	—	—	—	—	—	386	—	386
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, March 31, 2021	136,904,650	$1,369	4,045,199	$40	$1,662,451	$(1,038,299)	$(1,236)	$624,325
Net income	—	—	—	—	—	1,426	—	1,426
Compensation expense related to granting of stock awards	412,243	4	—	—	2,441	—	—	2,445
Exercise of stock options	38,399	—	—	—	17	—	—	17
Purchase of vested employee restricted stock units	(20,317)	—	—	—	(98)	—	—	(98)
Payment of dividends on common stock	—	—	—	—	(194)	—	—	(194)
Dividend equivalents, net of forfeitures	—	—	—	—	—	201	—	201
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	206	206
Balance, June 30, 2021	137,334,975	$1,373	4,045,199	$40	$1,664,617	$(1,036,672)	$(1,030)	$628,328
Net loss	—	—	—	—	—	(4,761)	—	(4,761)
Compensation expense related to granting of stock awards	(94,466)	(1)	—	—	3,326	—	—	3,325
Issuance of common stock related to the ESPP	38,782	—	—	—	142	—	—	142
Exercise of stock options	28,800	1	—	—	12	—	—	13
Purchase of vested employee restricted stock units	(9,227)	—	—	—	(31)	—	—	(31)
Payment of dividends on common stock	—	—	—	—	(1)	—	—	(1)
Dividend equivalents, net of forfeitures	—	—	—	—	—	9	—	9
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	170	170
Balance, September 30, 2021	137,298,864	$1,373	4,045,199	$40	$1,668,065	$(1,041,424)	$(860)	$627,194
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(152,821)	$(24,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,455	38,690
Net amortization of deferred financing costs (net of original issue discount and debt premium)	3,064	2,249
Net deferred taxes (benefit) and other	(37,362)	8,692
Provision for bad debts	1,006	1,967
Net (gain) loss on sale or disposal	(13,228)	(3,731)
Non-cash stock-based compensation expense	5,905	8,349
Net loss on extinguishment of debt	—	8,168
Deferred compensation	(5,835)	2,787
Impairment loss	180,075	1,371
Change in fair value of contingent consideration	(8,802)	—
Changes in assets and liabilities (net of effects of acquisitions, and dispositions):
Accounts receivable	8,793	2,286
Prepaid expenses and deposits	(15,679)	(18,317)
Accounts payable and accrued liabilities	(18,808)	24,577
Other assets	935	(134)
Accrued interest expense	(1,383)	1,902
Other long-term liabilities	(12,944)	(8,253)
Net cash provided by (used in) operating activities	(19,629)	45,621

INVESTING ACTIVITIES:
Additions to property, equipment and software	(72,541)	(39,267)
Proceeds from sale of property, equipment, intangibles and other assets	18,604	1,162
Purchases of businesses and audio assets	(5,040)	(15,297)
Net cash used in investing activities	(58,977)	(53,402)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	90,000	52,000
Borrowing under the accounts receivable facility	—	75,000
Proceeds from issuance of long-term debt	—	540,000
Payments of long-term debt	—	(77,044)
Payments of revolving senior debt	(22,727)	(124,000)
Retirement of notes	(10,000)	(400,000)
Payment for debt issuance costs	—	(9,364)
Payment of call premium and other fees	—	(14,500)
Proceeds from issuance of employee stock plan	386	142
Proceeds from the exercise of stock options	—	45
Purchase of vested employee restricted stock units	(1,892)	(2,040)
Payment of dividend equivalents on vested restricted stock units	(178)	(581)
Net cash provided by financing activities	55,589	39,658

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,017)	31,877
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	59,439	30,964
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$36,422	$62,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$71,439	$62,217
Income taxes	$(14,779)	$(304)
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
Audacy, Inc. (formerly Entercom Communications Corp.) was formed as a Pennsylvania corporation in 1968. On April 9, 2021, the Company changed its name to Audacy, Inc. and changed its New York Stock Exchange ticker symbol from "ETM" to "AUD."
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
Liquidity and Capital Resources
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has had, and may continue to have, a material impact on the Company and its recovery. While the full impact of this pandemic is not yet known, the Company has taken proactive actions in an effort to mitigate its effects and is continually assessing its effects on the Company's business, including how it has and will continue to impact advertisers, professional sports and live events.
The COVID-19 pandemic and current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including disrupted supply chains, rising inflation and interest rates, and significant volatility in financial markets, which have had, and are expected to continue to have, a material impact on the Company's business operations, financial position, cash flows, liquidity, and capital resources and results of operations. Therefore, the results for the nine months ended September 30, 2022, may not be indicative of the results for the year ending December 31, 2022. The full extent to which the current macroeconomic conditions impact the Company's business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be accurately estimated at this time, but the Company believes the impact could be material if conditions persist.

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and current macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations and meet its covenant requirements for at least the next 12 months. Due to the impact of the macroeconomic conditions on the Company, management continues to execute on cash management and strategic operational plans including evaluation of contractual obligations, workforce reductions, management of operating expenses, and divesting non-strategic assets of the Company along with other cash and debt management plans for the benefit of the covenant calculation, as permitted under the credit agreement related to both its Credit Facility and Accounts Receivable Facility (as such terms are defined in Note 8 below). However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions will have on its ability to maintain compliance with the debt covenants contained in the credit agreement related to both its Credit Facility and Accounts Receivable Facility (as such terms are defined in Note 8 below), including financial covenants. The Company was in compliance with such covenants at September 30, 2022. Failure to meet the covenant requirements in the future could cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments in order to maintain compliance and there can be no certainty that any such waiver or amendment would be available, or what the cost of such waiver or amendment, if obtained, would be.

If the Company is unable to obtain necessary waivers or amendments and the debt is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated.

In the event revenues in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders): (i) implementing further cost reductions; (ii) seeking replacement financing; (iii) raising funds through the issuance of additional equity or debt securities or incurring additional borrowings; or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business.
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
The SPV is a bankruptcy remote, limited liability company wholly owned by Audacy NY and its assets are not available to creditors of the Company, Audacy Operations or Audacy NY. Pursuant to the Receivables Facility, Audacy NY sells certain of its receivables and certain related rights to payment and obligations of Audacy NY with respect to such receivables, and certain other related rights to Audacy Receivables, LLC which, in turn, obtains loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. The aggregate principal amount of the loans made by the Lenders cannot exceed $75.0 million outstanding at any time. The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended.
The SPV is considered a Variable Interest Entity ("VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the nine months ended September 30, 2022 or is expected to be provided in the future that was not previously contractually required. As of September 30, 2022, the SPV has $221.5 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.

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
Total results of operations of the VIE for the nine months ended September 30, 2022 were not significant. Restrictions on cash balances held by the VIE lapsed during the third quarter of 2022. As a result, the Company does not present restricted cash at September 30, 2022. The VIE had no other assets or liabilities as of September 30, 2022. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors. Refer to Note 15, Contingencies And Commitments, for additional information.
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
2021 WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"), which included certain employees. The assets acquired included $31.5 million of developed technology and $8.0 million of intangible licenses. The Company determined this acquisition was a business combination. The Company operates WideOrbit Streaming under the name AmperWave ® ("AmperWave"). The Company funded this acquisition through a draw on its revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, the Company's condensed consolidated financial statements for the period ended September 30, 2022, reflect the results of AmperWave. The Company's condensed consolidated financial statements for the period ended September 30, 2021 do not reflect the results of AmperWave.
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

Final Value
(amounts in thousands)
Assets
Operating lease right-of-use assets	$142
Net property and equipment	38
Other assets, net of accumulated amortization	39,532
Goodwill	386
Total intangible and other assets	39,918
Operating lease liabilities	(142)
Deferred tax asset	134
Preliminary fair value of net assets acquired	$40,090
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
Upon completion of the Urban One Exchange, the Company: (i) removed from its condensed consolidated balance sheet the assets of the Divested Stations, which were previously classified as assets held for sale; (ii) recorded the assets of the Acquired Stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. Based upon the timing of the Urban One Exchange, the Company's condensed consolidated financial statements for the nine months ended

September 30, 2022: (a) reflect the results of the Acquired Stations; and (b) do not reflect the results of the Divested Stations. The Company's condensed consolidated financial statements for the nine months ended September 30, 2021: (i) reflect the results of the Acquired Stations for the entire period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (ii) do not reflect the results of the Divested Stations.
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
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's condensed consolidated financial statements for the nine months ended September 30, 2022 reflect the results of Podcorn. The Company's condensed consolidated financial statements for the nine months ended September 30, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, fluctuation in the market-based inputs used to develop the discount rate resulted in an increase in the discount rate, which resulted in a lower expected present value of the contingent consideration. Additionally, reduction in projected Adjusted EBITDA values for 2022 and 2023 resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at September 30, 2022 decreased $8.8 million to $0.1 million. Changes in the fair value of the contingent consideration are recorded to the Station Operating Expenses line item on the Statement of Operations.
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
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the nine and three months ended September 30, 2021 assumes that the acquisitions in 2021 had occurred as of January 1, 2021.
Refer to information within this Note 2, Business Combinations, and to the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and filed with the SEC on March 1, 2022, for a description of the Company’s acquisition and disposition activities.
The unaudited pro forma information presented gives effect to certain adjustments, including: (i) depreciation and amortization of assets; (ii) change in the effective tax rate; (iii) merger and acquisition costs; and (iv) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions been consummated as of January 1, 2021.
This unaudited pro forma information has been prepared based on estimates and assumptions, which management believes are reasonable. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(amounts in thousands except share and per share data)
	Actual	Pro Forma	Actual	Pro Forma
Net revenues	$316,969	$330,242	$911,703	$878,275
Net loss	$(140,975)	$(6,573)	$(152,821)	$(30,252)
Net loss per common share - basic	$(1.01)	$(0.05)	$(1.10)	$(0.22)
Net loss per common share - diluted	$(1.01)	$(0.05)	$(1.10)	$(0.22)
Weighted shares outstanding basic	139,361,261	135,893,823	139,246,393	135,857,127
Weighted shares outstanding diluted	139,361,261	135,893,823	139,246,393	135,857,127

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Workforce reduction	5,300	4,131
Other restructuring costs	818	88
Total restructuring charges	$6,118	$4,219

	Three Months Ended September 30,
	2022	2021
	(amounts in thousands)
Workforce reduction	$3,649	$2,263
Other restructuring costs	567	37
Total restructuring charges	$4,216	$2,300
Restructuring Plan
During the first quarter of 2020, the Company initiated a restructuring plan to help mitigate the adverse impact that the COVID-19 pandemic is having on financial results and business operations. During the third quarter of 2022, the Company initiated a restructuring plan to help mitigate the adverse impact that the current macroeconomic conditions are having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the COVID-19 pandemic and current macroeconomic conditions. The restructuring plans primarily included workforce reduction charges that included one-time termination benefits and related costs to mitigate the adverse impacts of the COVID-19 pandemic and current macroeconomic conditions.
The estimated amount of unpaid restructuring charges as of September 30, 2022 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
	(amounts in thousands)
Restructuring charges, beginning balance	$2,623	$2,988
Additions	6,118	5,671
Payments	(5,152)	(6,036)
Restructuring charges unpaid and outstanding	3,589	2,623
Restructuring charges - noncurrent portion	(110)	—
Restructuring charges - current portion	$3,479	$2,623

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
Digital Revenues
The Company provides targeted advertising through the sale of streaming and display advertisements on its national platforms, audacy.com and eventful.com, the Audacy ® app, and its station websites. Performance obligations include delivery of advertisements over the Company's platforms or delivery of targeted advertisements directly to consumers. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Cadence 13, LLC. ("Cadence13"), the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Pineapple Street Media LLC ("Pineapple"), the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
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

Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.4 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.

Description	September 30, 2022	December 31, 2021
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$264,840	$273,217
Unearned revenue - current	17,261	10,638
Unearned revenue - noncurrent	420	474
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
Significant changes in the contract liabilities balances during the period are as follows:

Nine Months Ended September 30, 2022
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2022	$11,112
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(11,112)
Additions, net of revenue recognized during period	17,681
Ending balance	$17,681
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Nine Months Ended September 30,
	2022	2021
Revenue by Source	(amounts in thousands)
Spot revenues	$584,363	$577,561
Digital revenues	190,024	169,746
Network revenues	66,592	61,626
Sponsorships and event revenues	35,724	32,021
Other revenues	35,000	33,718
Net revenues	$911,703	$874,672

	Three Months Ended September 30,
	2022	2021
Revenue by Source	(amounts in thousands)
Spot revenues	$204,742	$220,562
Digital revenues	62,685	61,378
Network revenues	23,663	23,453
Sponsorships and event revenues	13,760	12,093
Other revenues	12,119	11,957
Net revenues	$316,969	$329,443
5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Operating lease cost	$37,957	$36,728
Variable lease cost	8,395	8,876
Total lease cost	$46,352	$45,604

	Three Months Ended September 30,
Lease Cost	2022	2021
	(amounts in thousands)
Operating lease cost	$12,605	$12,113
Variable lease cost	3,122	2,861
Total lease cost	$15,727	$14,974
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
Description	2022	2021
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$41,072	$40,567
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$22,227	$14,898
As of September 30, 2022, the Company has not entered into any leases that have not yet commenced.

6.    INTANGIBLE ASSETS AND GOODWILL
Goodwill and certain intangible assets are not amortized for book purposes. They may, however, be amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of the reporting unit, then a charge is recorded to the results of operations.
The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 2, Business Combinations, and Note 14, Assets Held For Sale, for additional information.

	Broadcasting Licenses Carrying Amount
	September 30, 2022	December 31, 2021
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,251,546	$2,229,016
Acquisitions (See Note 2)	—	23,233
Loss on impairment	(159,089)	—
Assets held for sale (See Note 14)	(4,380)	(703)
Ending period balance	$2,088,077	$2,251,546
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	September 30, 2022	December 31, 2021
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,723	$1,042,762
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	82,176	62,215
Loss on impairment	(18,126)	—
Acquisitions (See Note 2)	—	20,099
Measurement period adjustments to acquired goodwill (See Note 2)	(134)	(138)
Ending period balance	$63,916	$82,176
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

Subsequent to the annual impairment test conducted during the fourth quarter of 2021, the Company continued to monitor these factors listed above. Due to a sustained decrease in the Company's share price, the increase in interest rates and related impact on the weighted average cost of capital, a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2021, and a reduction in projected operating performance at the QLGG reporting unit, the Company determined that the changes in circumstances warranted an interim impairment assessment on its broadcasting licenses and goodwill during the third quarter of the current year. Due to changes in facts and circumstances, the Company revised its estimates with respect to projected operating performance and discount rates used in the interim impairment assessments.
Broadcasting Licenses Impairment Test
During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
During the third quarter of the current year, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
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
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Third Quarter 2022	Fourth Quarter 2021
Discount rate	9.5%	8.5%
Operating profit margin ranges for average stations in markets where the Company operates	19.6% to 32.9%	19.6% to 33.3%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.6%	0.0% to 0.6%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s broadcasting licenses below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment. The Company will conduct its annual impairment test for broadcast licenses during the fourth quarter of 2022.

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
During the fourth quarter of 2021, the Company completed its annual impairment test for its podcasting reporting unit and determined that the fair value of its podcast reporting unit was greater than the carrying value and, accordingly, no impairment was recorded. During the fourth quarter of 2021, the Company completed its annual impairment test for its QLGG reporting unit and determined that the fair value of its QLGG reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.

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
During the third quarter of the current year, the Company completed an interim impairment assessment for its goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded. As a result of this interim impairment assessment, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit.
The Company elected to bypass the qualitative assessment for the interim impairment tests of its podcast reporting unit and QLGG reporting unit and proceeded directly to the quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's goodwill.
Assumptions and Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Third Quarter 2022	Fourth Quarter 2021
Discount rate - podcast reporting unit	11.0%	9.5%
Discount rate - QLGG reporting unit	13.0%	12.0%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units. These estimates and assumptions could be materially different from actual results.
If actual market conditions are less favorable than those projected by the industry or the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the condensed consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment. The Company will conduct its annual impairment test for goodwill during the fourth quarter of 2022.

7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	September 30, 2022	December 31, 2021
	(amounts in thousands)
Accrued compensation	$24,946	$35,917
Accounts receivable credits	5,239	2,506
Advertiser obligations	5,664	2,504
Accrued interest payable	13,279	14,662
Unearned revenue	17,261	10,638
Unfavorable sports liabilities	885	4,492
Accrued benefits	7,232	6,894
Non-income tax liabilities	1,876	1,897
Other	4,062	4,620
Total other current liabilities	$80,444	$84,130

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	September 30, 2022	December 31, 2021
	(amounts in thousands)
Credit Facility
Revolver	$165,000	$97,727
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	1,186	1,397
	798,601	731,539
2027 Notes
6.500% notes due May 1, 2027	460,000	470,000
Plus unamortized premium	3,406	3,964
	463,406	473,964

2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	782	764
Total debt before deferred financing costs	1,877,789	1,821,267
Current amount of long-term debt	—	(22,727)
Deferred financing costs (excludes the revolving credit)	(12,667)	(16,409)
Total long-term debt, net of current debt	$1,865,122	$1,782,131
Outstanding standby letters of credit	$6,069	$6,069
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
During the nine months ended September 30, 2022, the Company repurchased $10.0 million of its 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of

$0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $460.0 million 2027 Notes.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $250.0 million Revolver and a term B-2 loan (the "Term B-2 Loan").
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2022. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of September 30, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times.
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
As of September 30, 2022, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing. Refer to Note 1, Basis of Presentation And Significant Policies - Liquidity and Capital Resources, for additional information.
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
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp. entered into an amendment ("Amendment No. 5") to the Credit Agreement dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp. entered into an amendment ("Amendment No. 6") to the Credit Agreement dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
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

In general, the proceeds from the sale of the accounts receivable are used by the SPV to pay the purchase price for accounts receivable it acquires from Audacy NY and may be used to fund capital expenditures, repay borrowings on the Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.

Although the SPV is a wholly owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivable) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivable are not legally assets of Audacy NY, Audacy Operations or the Company. The Receivables Facility is accounted for as a secured financing.
The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2022. As of September 30, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $75.0 million. As of September 30, 2022, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At September 30, 2022, the Company had outstanding borrowings of $75.0 million under the Receivables Facility. Refer to Note 1, Basis of Presentation And Significant Policies - Liquidity and Capital Resources, for additional information.
(B) Senior Unsecured Debt
The Senior Notes
Simultaneously with entering into a business combination and assuming the Credit Facility on November 17, 2017, the Company also assumed the 7.250% unsecured senior notes (the “Senior Notes”) that were subsequently modified and were set to mature on November 1, 2024 in the amount of $400.0 million. The Senior Notes were originally issued by CBS Radio Inc. (now Audacy Capital Corp.) on October 17, 2016.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Interest expense	$73,119	$64,285
Amortization of deferred financing costs	3,832	3,580
Amortization of original issue premium of senior notes	(768)	(1,331)
Interest income and other investment income	(70)	(50)
Total net interest expense	$76,113	$66,484

	Net Interest Expense
	Three Months Ended September 30,
	2022	2021
	(amounts in thousands)
Interest expense	$27,076	$21,668
Amortization of deferred financing costs	1,293	1,342
Amortization of original issue premium of senior notes	(256)	(241)
Interest income and other investment income	—	2
Total net interest expense	$28,113	$22,771
9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of September 30, 2022, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
For the nine months ended September 30, 2022, the Company recorded the net change in the fair value of this derivative as a gain of $3.2 million (net of tax benefit of $1.2 million as of September 30, 2022) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of September 30, 2022, the fair value of these derivatives was an asset of $4.0 million, and is recorded within other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2022 and December 31, 2021:

	Accumulated Derivative Gain (Loss)
Description	September 30, 2022	December 31, 2021
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$2,909	$(289)
The following tables present the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the nine and three months ended September 30, 2022 and September 30, 2021:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Nine Months Ended September 30,
2022	2021	2022	2021
(amounts in thousands)
$3,198	$929	$232	$912

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Condensed Consolidated Statement of Operations
Three Months Ended September 30,
2022	2021	2022	2021
(amounts in thousands)
$1,422	$170	$—	$263

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on the SOFR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of September 30, 2022, the notional investments underlying the TRS amounted to $22.8 million. The contract term of the TRS is through March 2023 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.

For the nine months ended September 30, 2022, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $5.8 million expense. Of this amount, a $1.9 million expense was recorded in corporate, general and administrative expenses and a $3.9 million expense was recorded in station operating expenses.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(amounts in thousands except per share data)
Basic (Loss) Per Share
Numerator
Net loss	$(140,975)	$(4,761)	$(152,821)	$(24,982)
Denominator
Basic weighted average shares outstanding	139,361	135,894	139,246	135,857
Net loss per share - Basic	$(1.01)	$(0.04)	$(1.10)	$(0.18)
Diluted (Loss) Per Share
Numerator
Net loss	$(140,975)	$(4,761)	$(152,821)	$(24,982)
Denominator
Basic weighted average shares outstanding	139,361	135,894	139,246	135,857
Effect of RSUs and options under the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	139,361	135,894	139,246	135,857
Net loss per share - Diluted	$(1.01)	$(0.04)	$(1.10)	$(0.18)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Impact Of Equity Issuances	2022	2021	2022	2021
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	588	609	588
Price range of options: from	$3.54	$4.88	$3.54	$4.88
Price range of options: to	$13.98	$13.98	$13.98	$13.98
RSUs with service conditions	836	1,411	816	429
RSUs excluded with service and market conditions as market conditions not met	825	—	825	—
Excluded shares as anti-dilutive when reporting a net loss	891	1,626	1,677	2,171

11.    SHARE-BASED COMPENSATION
Under the Company's equity compensation plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2022
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2021	7,342
RSUs awarded	September 30, 2022	1,776
RSUs released	September 30, 2022	(2,239)
RSUs forfeited	September 30, 2022	(274)
RSUs outstanding as of:	September 30, 2022	6,605	$—	1.0	$2,594
RSUs vested and expected to vest as of:	September 30, 2022	6,605	$—	1.0	$2,594
RSUs exercisable (vested and deferred) as of:	September 30, 2022	5	$—	0.0	$2
Weighted average remaining recognition period in years		1.6
Unamortized compensation expense		$5,921
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity
The following table provides summary information related to the exercise of stock options:

	Nine Months Ended September 30,
Option Exercise Data	2022	2021
	(amounts in thousands)
Intrinsic value of options exercised	$—	$497
Tax benefit from options exercised	$—	$133
Cash received from exercise price of options exercised	$—	$45

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of September 30 2022
	(amounts in thousands)
Options outstanding as of:	December 31, 2021	609	$11.33
Options exercised	September 30, 2022	—	—
Options outstanding as of:	September 30, 2022	609	$11.33	2.1	$—
Options vested and expected to vest as of:	September 30, 2022	609	$11.33	2.1	$—
Options vested and exercisable as of:	September 30, 2022	609	$11.33	2.1	$—
Weighted average remaining recognition period in years		0.0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding September 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable September 30, 2022	Weighted Average Exercise Price
From	To
$3.54	7.01	67	6.7	5.40	67	$5.40
$9.66	13.98	542	1.5	12.06	542	$12.06
$3.54	13.98	609	2.1	11.33	609	$11.33
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Station operating expenses	$2,989	$3,054
Corporate general and administrative expenses	3,956	6,726
Stock-based compensation expense included in operating expenses	6,945	9,780
Income tax benefit (1)	1,404	2,219
After-tax stock-based compensation expense	$5,541	$7,561

	Three Months Ended September 30,
	2022	2021
	(amounts in thousands)
Station operating expenses	$828	$937
Corporate general and administrative expenses	24	3,491
Stock-based compensation expense included in operating expenses	852	4,428
Income tax benefit (1)	50	1,054
After-tax stock-based compensation expense	$802	$3,374
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
12.    INCOME TAXES
Tax Rate for the Nine and Three Months Ended September 30, 2022
The Company recognized an income tax benefit at an effective income tax rate of 22.0% and 21.7% for the nine and three months ended September 30, 2022, respectively. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, adjustments related to amended federal income tax returns for 2018 and 2019, and interest and penalties associated with uncertain tax positions.
On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company was able to carryback its 2020 federal income tax loss to prior tax years and file a refund claim with the IRS for $15.2 million, which it received in the first quarter of 2022. During the third quarter of 2022, the Company filed amended federal income tax returns for 2018 and 2019, in which it requested a refund of $5.5 million for 2018.
Tax Rate for the Nine and Three Months Ended September 30, 2021
The Company recognized an income tax benefit at an effective income tax rate of 20.7% and 173.5% for the nine and three months ended September 30, 2021, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at September 30, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (3)	$3,967	$—	$3,967	$—	$—
Liabilities
Deferred compensation plan liabilities (1)	$22,473	$18,157	$—	$—	$4,316
Contingent Consideration (4)	$30	$—	$—	$30	$—
Description	Balance at December 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,730	$26,839	$—	$—	$5,891
Interest Rate Cash Flow Hedge (3)	$394	$—	$394	$—	$—
Contingent Consideration (4)	$8,783	$—	$—	$8,783	$—
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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2021 and other assets, net of accumulated amortization at September 30, 2022, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount rate of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate increased to 11.0% at September 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values for 2022 resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at September 30, 2022 decreased $8.8 million to $0.1 million. This balance is included in other long-term liabilities.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the three months ended September 30, 2022 and 2021, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable. As discussed above, the Company conducted an interim impairment assessment on its broadcasting licenses and goodwill during the third quarter of 2022. Refer to Note 6, Intangible Assets And Goodwill, for additional information.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$531,229	$632,415	$626,881
Revolver (2)	$165,000	$165,000	$97,727	$97,727
2029 Notes (3)	$540,000	$132,975	$540,000	$527,850
2027 Notes (3)	$460,000	$116,150	$470,000	$460,600
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$782		$764
Letters of credit (4)	$6,069		$6,069
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
During the fourth quarter of 2021, the Company entered into an agreement with a third party to dispose of land, equipment and an FCC license in connection with a sale of a station in San Francisco, California. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $1.0 million. In the second quarter of 2022, the Company completed this sale. The Company recognized a loss on the sale, net of commissions and other expenses, of approximately $0.5 million.
During the second quarter of 2022, the Company entered into an agreement with a third party to dispose of land, and equipment in Houston, Texas. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $4.2 million. In the third quarter of 2022, the Company completed this sale. The Company recognized a gain on the sale, net of commissions and other expenses, of approximately $10.6 million.
During the third quarter of 2022, the Company entered into an agreement with a third party to dispose of land, equipment and an FCC license in Las Vegas, Nevada. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets have a carrying value of approximately $8.3 millions.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This is considered a Level 3 measurement.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	September 30, 2022	December 31, 2021
	(amounts in thousands)
Net property and equipment	3,919	330
Radio broadcasting licenses	4,380	703
Net assets held for sale	$8,299	$1,033

15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	September 30, 2022	December 31, 2021
		(amounts in thousands)
Short-term	Other current liabilities	$235	$351
Long-term	Other long-term liabilities	1	92
Total		$236	$443
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP following the purchase of shares under the ESPP for the first quarter of 2020. The ESPP resumed on July 1, 2021. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Number of shares purchased	400	39
Non-cash compensation expense recognized	$58	$21
Share Repurchase Program
During the nine months ended September 30, 2022, the Company did not repurchase any shares under the 2017 Share Repurchase Program. As of September 30, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Shareholder Rights Agreement
On April 20, 2020, the Company entered into a Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (as amended from time to time, the "Rights Agreement"), which was previously approved by the Board of Directors of the Company. The Rights Agreement expired on April 20, 2021.
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

17.    SUBSEQUENT EVENTS
Events occurring after September 30, 2022, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:
Sale of Assets Held for Sale
On November 2, 2022, the Company completed the sale of land and equipment in Las Vegas, Nevada for $40.0 million. These assets were reflected as assets held for sale at September 30, 2022. The Company is expected to recognize a gain on the sale, net of commissions and other expenses, of approximately $35.3 million.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the nine and three months ended September 30, 2022 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021:
COVID-19 Pandemic and Current Macroeconomic Conditions
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has had, and may continue to have, a material impact on the Company and its recovery. While the full impact of this pandemic is not yet known, we have taken proactive actions in an effort to mitigate its effects and are continually assessing its effects on our business, including how it has and will continue to impact advertisers, professional sports and live events.
In March 2020, we began to experience adverse effects due to the pandemic. During the second quarter of 2020, we experienced significant declines in revenue performance. April revenues were most significantly impacted and we began to experience sequential month over month improvement in our revenue performance in May through December of 2020.
Due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2021. However, net revenues in each month from March 2021 to December 2021 exceeded net revenues in each month from March 2020 to December 2020. Again, due to the seasonality of the business, the month over month improvement in net revenues did not continue into the first quarter of 2022. However, net revenues in each month from January 2022 to June 2022 exceeded net revenues in each month from January 2021 to June 2021. While we experienced sequential growth in net revenues month-over-month through June 2022, the pace of such growth began to slow down in June 2022. Due to the current macroeconomic conditions, the month-over-month improvement in net revenues did not continue into the third quarter of 2022. However, sequential month-over-month revenues increased in the third quarter of 2022, with September 2022 representing the highest monthly revenues recorded in 2022 thus far.
We are currently unable to predict the extent of the impact that the current macroeconomic conditions will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties, but we believe the impact could be material if conditions persist.
The extent to which the current macroeconomic conditions impact our business, operations and financial results is inherently uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. Therefore, the results for the nine months ended September 30, 2022, may not be indicative of the results for the year ending December 31, 2022.

WideOrbit Streaming Acquisition

On October 20, 2021, we completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"). We operate WideOrbit Streaming under the name AmperWave ® ("AmperWave"). We funded this acquisition through a draw on our revolving credit facility (the "Revolver"). Based upon the timing of the WideOrbit Streaming Acquisition, our condensed consolidated financial statements for the nine months ended September 30, 2022, reflect the results of AmperWave. Our condensed consolidated financial statements for the nine months ended September 30, 2021 do not reflect the results of AmperWave.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based on the timing of this transaction, our condensed consolidated financial statements for the nine months ended September 30, 2022: (i) reflect the results of the acquired stations; and (ii) do not reflect the results of the divested stations. Our condensed consolidated financial statements for the nine months ended September 30, 2021: (i) reflect the results of the acquired stations for the entire period in which the LMAs were in effect; and (ii) do not reflect the results of the divested stations.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Based on the timing of this transaction, our condensed consolidated financial statements for the nine months ended September 30, 2022, reflect the results of Podcorn. Our condensed consolidated financial statements for the nine months ended September 30, 2021, reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition.
Restructuring Charges
In connection with the CBS Radio business acquisition in November 2017, the COVID-19 pandemic, and in response to the current macroeconomic conditions, we incurred restructuring charges, including workforce reductions and other restructuring costs of $6.1 million and $4.2 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. Amounts were expensed as incurred and are included in restructuring charges.
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
During the nine months ended September 30, 2022, we repurchased $10.0 million of our 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million.
Impairment Loss
The impairment loss incurred during the nine months ended September 30, 2022 includes: (i) $159.1 million related to an interim impairment assessment of our FCC broadcasting licenses; (ii) $18.1 million related to an interim impairment assessment of our goodwill at the QLGG reporting unit; and (iii) $3.2 million related to an early termination of leases in several markets. The impairment loss incurred during the nine months ended September 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases.
Net (Gain) Loss on Sale or Disposal
During the nine months ended September 30, 2022, we entered into an agreement with a third party Qualified Intermediary, under which we entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property. Total proceeds from the sale resulted in a gain of approximately $2.5 million. During the nine months ended September 30, 2022, we finalized: (i) the sale of assets in San Francisco, California, which had previously been classified within assets held for sale and recognized a loss of approximately $0.5 million; and (ii) the sale of assets in Houston, Texas which has previously been classified within assets held for sale and recognized a gain of approximately $10.6 million. Additionally, we also recognized a gain of $0.6 million in connection with the bond repurchase activity discussed above. During the nine months ended September 30, 2021, we recognized: (i) a gain of $4.0 million from the Urban One Exchange; and (ii) a gain of $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.

Nine Months Ended September 30, 2022 As Compared To The Nine Months Ended September 30, 2021

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$911.7	$874.7	4%

OPERATING EXPENSE:
Station operating expenses	746.9	718.9	4%
Depreciation and amortization expense	47.5	38.7	23%
Corporate general and administrative expenses	72.8	71.5	2%
Restructuring charges	6.1	4.2	45%
Impairment loss	180.1	1.3	13,754%
Net gain on sale or disposal	(13.2)	(3.7)	257%
Refinancing expenses	—	0.5	(100)%
Change in fair value of contingent consideration	(8.8)	—	100%
Other expenses	0.4	0.6	(33)%
Total operating expense	1,031.8	832.0	24%
OPERATING INCOME (LOSS)	(120.1)	42.7	(381)%

INTEREST EXPENSE	76.1	66.5	14%
Net loss on extinguishment of debt	—	8.2	(100)%
Other income	(0.2)	(0.5)	(60)%
OTHER INCOME (EXPENSE)	(0.2)	7.7	-100

LOSS BEFORE INCOME TAX BENEFIT	(196.0)	(31.5)	522%
INCOME TAX BENEFIT	(43.2)	(6.5)	565%
NET LOSS	$(152.8)	$(25.0)	511%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic. In the current year, we continued to report sequential growth in net revenues month-over-month through June 2022. Due to current macroeconomic conditions, this trend did not continue and revenues declined in the third quarter.
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
Station operating expenses include non-cash compensation expense of $3.0 million and $3.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
Corporate general and administrative expenses include non-cash compensation expense of $4.0 million and $6.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic and the current macroeconomic conditions. These costs primarily included workforce reduction charges.
Impairment Loss
The impairment loss incurred during the nine months ended September 30, 2022 consists of: (i) a $159.1 million impairment charge as a result of an interim impairment assessment on our FCC broadcasting licenses; (ii) an $18.1 million impairment charge as a result of an interim impairment assessment on our Goodwill; and (iii) a $3.2 million charge related to an early termination of certain leases. The impairment loss incurred during the nine months ended September 30, 2021 includes a $0.8 million write down of property and equipment and $0.5 million related to an early termination of certain leases.
Net Gain on Sale or Disposal
During the nine months ended September 30, 2022, we recognized: (i) a gain of approximately $2.5 million on the sale of a land easement in San Francisco, California; (ii) a gain on bond repurchases of $0.6 million; and (iii) a gain of approximately $10.6 million on the sale of assets in Houston, Texas. These gains were partially offset by a loss on sale of a station in San Francisco, California of $0.5 million. During the nine months ended September 30, 2021, we recognized; (i) a gain of approximately $4.0 million from the Urban One Exchange; and (ii) a gain of approximately $0.8 million from the liquidation of one of our investments. These gains were partially offset by a $1.1 million loss on disposal of property, plant and equipment.
Refinancing Expenses
We incurred $0.5 million of costs in connection with the issuance of the 2029 Notes during 2021.
Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate has increased during the nine months ended September 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $8.8 million during the nine months ended September 30, 2022.
Interest Expense
During the nine months ended September 30, 2022, we incurred an additional $9.6 million in interest expense as compared to the nine months ended September 30, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding fixed-rate indebtedness and variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.

Income Tax Benefit
Tax Rate for the Nine Months Ended September 30, 2022
We recognized an income tax benefit at an effective income tax rate of 22.0% for the nine months ended September 30, 2022. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, adjustments related to amended federal income tax returns for 2018 and 2019, and interest and penalties associated with uncertain tax positions.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses ("NOLs"), increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We were able to carryback our 2020 federal income tax loss to prior tax years and file a refund claim with the Internal Revenue Service ("IRS") for $15.2 million, which we received in the first quarter of 2022. During the third quarter of 2022, we filed amended federal income tax returns for 2018 and 2019, in which we requested a refund of $5.5 million for 2018.
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
Tax Rate for the Nine Months Ended September 30, 2021
We recognized an income tax benefit at an effective income tax rate of 20.7% for the nine months ended September 30, 2021, which was determined using a forecasted rate based upon projected taxable income for the year.

Three Months Ended September 30, 2022 As Compared To The Three Months Ended September 30, 2021

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$316.9	$329.4	(4)%

OPERATING EXPENSE:
Station operating expenses	260.0	260.9	—%
Depreciation and amortization expense	18.3	12.5	46%
Corporate general and administrative expenses	21.2	24.2	(12)%
Restructuring charges	4.2	2.3	83%
Impairment loss	176.8	—	100%
Net gain on sale or disposal	(10.7)	—	100%
Change in fair value of contingent consideration	(1.1)	—	100%
Other expenses	0.1	0.2	(50)%
Total operating expense	468.8	300.1	56%
OPERATING INCOME (LOSS)	(151.9)	29.3	(618)%
INTEREST EXPENSE	28.1	22.8	23%
OTHER INCOME	—	—	—%

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(180.0)	6.5	(2,869)%

INCOME TAX (BENEFIT) EXPENSE	(39.0)	11.2	(448)%
NET LOSS	$(141.0)	$(4.7)	2,900%
Net Revenues
Revenues decreased compared to prior year primarily due to the current macroeconomic conditions. In the current year, we reported sequential growth in net revenues month-over-month. This trend may not continue in future periods due to the current macroeconomic conditions.
Net revenues were positively impacted by: (i) growth in our spot revenues; (ii) growth in our digital revenues; and (iii) the operations of AmperWave for the full period.
Net revenues increased the most for our stations located in the Chicago and Norfolk markets. Net revenues decreased the most for our stations located in the Los Angeles and New York City markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to a decrease in 2022 revenues which resulted in a corresponding decrease in variable sales-related expenses. These reductions were partially offset by an increase in payroll and related expenses in the current year and an increase in digital expenses related to user acquisition, content licenses and podcast host and talent fees;
Station operating expenses include non-cash compensation expense of $0.8 million and $0.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively.
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

Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of a decrease in non-cash compensation expense. This reduction was attributable to the reversal of performance-based compensation expense upon reassessment.
Corporate general and administrative expenses include non-cash compensation expense of $0.1 million and $3.5 million for the three months ended September 30, 2022 and September 30, 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic and the current macroeconomic conditions. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended September 30, 2022 primarily consists of: (i) a $159.1 million impairment charge as a result of an interim impairment assessment on our FCC broadcasting licenses; and (ii) a $18.1 million impairment charge as a result of an interim impairment assessment on our goodwill.
Net Gain on Sale or Disposal
During the three months ended September 30, 2022, we recognized a gain of approximately $10.6 million on the sale of assets in Houston, Texas.
Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate has increased during the three months ended September 30, 2022. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $1.1 million during the three months ended September 30, 2022.
Interest Expense
During the three months ended September 30, 2022, we incurred an additional $5.3 million in interest expense as compared to the three months ended September 30, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding fixed-rate and variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
For the three months ended September 30, 2022, the effective income tax rate was 21.7%. The effective income tax rate for the quarter was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, and interest and penalties associated with uncertain tax positions.
For the three months ended September 30, 2021, the effective income tax rate was 173.5%, which was determined using a forecasted rate based upon projected taxable income for the full year along with the impact of discrete items for the quarter.

Liquidity and Capital Resources
Liquidity
The COVID-19 pandemic and current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including disrupted supply chains, rising inflation and interest rates, and significant volatility in financial markets, which have had, and are expected to continue to have a material impact on our business operations, financial position, cash flows, liquidity, and capital resources and results of operations. We anticipate that our business will continue to generate sufficient cash flow from operating activities and that these cash flows, together with our existing cash and cash equivalents and our ability to draw on current credit facilities, will be sufficient for us to meet our current liquidity, capital requirements and meet our covenant requirements for at least the next twelve months. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control. Moreover, if current macroeconomic conditions continue to create higher inflation and interest rates and significant disruptions in the credit or financial markets, or impact our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.

We continue to execute on cash management and strategic operational plans including evaluation of contractual obligations, workforce reductions, management of operating expenses, and divesting non-strategic assets along with other cash and debt management plans for the benefit of the covenant calculation, as permitted under the credit agreement related to both our Credit Facility and Accounts Receivable Facility. We are unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions on our ability to maintain compliance with the debt covenants contained in the credit agreement related to both our Credit Facility and Accounts Receivable Facility. While we were in compliance with such financial covenants through September 30, 2022, failure to meet the covenant requirement in the future would cause us to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require us to obtain waivers or amendments in order to maintain compliance and there can be no certainty that any such waiver or amendment would be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers or amendments and the debt is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be favorable to us. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated. This could adversely affect our ability to meet our long-term liquidity and capital requirements.

In the event revenues in future quarters are lower than we currently anticipate, we may be forced to take remedial actions which could include, among other things (and where allowed by the lenders): (i) implementing further cost reductions; (ii) seeking replacement financing; (iii) raising funds through the issuance of additional equity or debt securities or incurring additional borrowings; or (iv) disposing of certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business.
The Credit Facility, as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan. As of September 30, 2022, we had $632.4 million outstanding under the Term B-2 Loan and $165.0 million outstanding under the Revolver. In addition, we had $6.0 million in outstanding letters of credit. During the nine months ended September 30, 2022, we repaid $22.7 million outstanding under our Revolver and borrowed an additional $90.0 million under our Revolver.
During the nine months ended September 30, 2022, we repurchased $10.0 million of our 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million.
As of September 30, 2022, total liquidity was $115.4 million, which was comprised of $79.0 million available under the Revolver and $36.4 million in cash, cash equivalents and restricted cash. For the nine months ended September 30, 2022, we increased our outstanding debt by $60.3 million due to the previously discussed revolver pay down and borrowing activity and the bond repurchase activity against the 2027 Notes.
As of September 30, 2022, our Consolidated Net First Lien Leverage Ratio was 3.8 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.

Amendment and Repricing – CBS Radio Inc. (Now Audacy Capital Corp.) Indebtedness
In connection with the CBS Radio business acquisition in November 2017 (the "Merger"), we assumed CBS Radio Inc.'s (now Audacy Capital Corp.’s) indebtedness outstanding under: (i) a credit agreement (the “Credit Facility”) among CBS Radio Inc. (now Audacy Capital Corp.), the guarantors named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the Senior Notes (described below).
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
As of September 30, 2022, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19 and current macroeconomic conditions, the outlook is highly uncertain.
Failure to comply with our financial covenant or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. We will continue to monitor our liquidity position and covenant obligations and assess the impact of the COVID-19 pandemic and current macroeconomic conditions on our ability to comply with the covenants under the Credit Facility.

Any event of default could have a material adverse effect on our business and financial condition. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the COVID-19 pandemic and current macroeconomic conditions our ability to compete in this environment.
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp. entered into an amendment ("Amendment No. 5") to the Credit Agreement dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
(a) amended our financial covenants under the Credit Agreement by: (i) suspending the testing of the Consolidated Net First Lien Leverage Ratio (as defined in the Credit Agreement) through the Test Period (as defined in the Credit Agreement) ending December 31, 2020; (ii) adding a new minimum liquidity covenant of $75.0 million until December 31, 2021 (the "Covenant Relief Period"); and (iii) imposing certain restrictions during the Covenant Relief Period, including among other things, certain limitations on incurring additional indebtedness and liens, making restricted payments or investments, redeeming notes and entering into certain sale and lease-back transactions;
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
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp. entered into an amendment ("Amendment No. 6") to the Credit Agreement dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
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

In general, the proceeds from the sale of the accounts receivable are used by the SPV to pay the purchase price for accounts receivable it acquires from Audacy NY and may be used to fund capital expenditures, repay borrowings on the Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.

Although the SPV is a wholly owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivable) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivable are not legally assets of Audacy NY, Audacy Operations or the Company. The Receivables Facility is accounted for as a secured financing. The pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, respectively, on the Consolidated Balance Sheets.
The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2022. As of September 30, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $75.0 million. As of September 30, 2022, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At September 30, 2022, we had outstanding borrowings of $75.0 million under the Receivables Facility.
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
The Senior Notes
Simultaneously with entering into the Merger and assuming the Credit Facility on November 17, 2017, we also assumed the Senior Notes that were set to mature on November 1, 2024 in the amount of $400.0 million (the “Senior Notes”). The Senior Notes, which were originally issued by CBS Radio Inc. (now Audacy Capital Corp.) on October 17, 2016, were valued at a premium as part of the fair value measurement on the date of the Merger. The premium on the Senior Notes was amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the Senior Notes was reflected on the balance sheet as an addition to the $400.0 million liability.
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
Operating Activities
Net cash flows used in operating activities were $19.6 million for the nine months ended September 30, 2022. Net cash flows provided by operating activities were $45.6 million for the nine months ended September 30, 2021.
The cash flows provided by operating activities decreased primarily due to: (i) an increase in net investment in working capital of $41.1 million; (ii) an increase in net gain on disposals of assets of $9.5 million; (iii) an increase in gain on remeasurement of contingent consideration of $8.8 million; (iv) a decrease in net gains on deferred compensation of $8.6 million; and (iv) a decrease in loss on extinguishment of debt of $8.2 million.
These decreases in cash flows provided by operating activities were partially offset by a decrease in net loss, as adjusted for certain non-cash charges and income tax benefits of $4.8 million and an increase in depreciation and amortization of $8.8 million.
The increase in investment in working capital is primarily due to the timing of: (i) settlements of accounts payable and accrued liabilities; (ii) collections of accounts receivable; (iii) settlements of other long-term liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to an increase in net loss of $127.8 million which is offset by: (i) an increase in impairment loss of $178.7 million; and (ii) an increase in deferred tax benefits of $46.1 million.

Investing Activities
Net cash flows used in investing activities were $59.0 million and $53.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
During 2022, net cash flows used in investing activities increased primarily due to an increase in additions to tangible and intangible assets of $33.3 million in connection with investments in our A2 platform. This increase in cash flows used in financing activities was partially offset by: (i) an increase in proceeds from the sale of property, equipment, intangibles and other assets of $17.4 million; and (ii) a decrease in purchases of business and audio assets of $10.3 million.
Financing Activities
Net cash flows provided by financing activities were $55.6 million and $39.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
During 2022, net cash flows provided by financing activities increased primarily due to: (i) a decrease in cash outflows related to the redemption of fixed rate debt of $390.0 million; (ii) a decrease in payments against the Revolver of $101.3 million; (iii) a decrease of payments of long-term debt of $77.0 million; (iv) an increase in borrowing under the Revolver of $38.0 million; (v) a decrease in payments of call premiums and other fees of $14.5 million; and (vi) a decrease in payments for debt issuance costs of $9.4 million. These increases in cash flows provided by financing activities were partially offset by: (i) a decrease in proceeds from issuance of long term debt of $540.0 million; and (ii) a reduction in proceeds from the borrowing under the Receivables Facility of $75.0 million.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes and the 2029 Notes.
Share Repurchase Program
During the nine months ended September 30, 2022, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program"). As of September 30, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.
Income Taxes
Under the CARES Act, we were able to carry back our 2020 federal income tax loss to prior tax years and file a refund claim with the IRS for $15.2 million. During the nine months ended September 30, 2022, we received a federal tax refund of approximately $15.2 million. We do not anticipate making any federal income tax payments in 2022 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2022 were $72.5 million. We anticipate that total capital expenditures in 2022 will be approximately $80 million as we increase our investment in the rapidly growing digital audio advertising market.

Contractual Obligations
As of September 30, 2022, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, other than as described below.
As discussed above in the liquidity section, during the nine months ended September 30, 2022, we made a voluntary prepayment against our Revolver of $22.7 million. We borrowed an additional $90.0 million under our Revolver, and also made opportunist repurchases under our 2027 Notes in the amount of $10.0 million. As a result of this activity, the amounts outstanding under our long-term debt obligations increased by $60.3 million during the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
During 2022, we disposed of certain property that we considered as surplus to our operations and that resulted in a gain of approximately $2.5 million. In order to minimize the tax impact on a certain portion of these taxable gains, we created an entity that serves as a qualified intermediary (“QI”) for tax purposes and that held the net sales proceeds of $2.5 million from this transaction. We used a portion of these funds in a tax-free exchange by using the net sales proceeds from relinquished property for the purchase of replacement property. This entity was treated as a variable interest entity (“VIE”) and was included in our consolidated financial statements as we were considered the primary beneficiary.

The use of a QI in a like-kind exchange enabled us to effectively minimize our tax liability in connection with certain asset dispositions. As discussed in Note 1, Basis of Presentation and Significant Policies, we sold real property in San Francisco, California for net proceeds of $2.5 million. During the second quarter of 2022, we used a portion of these proceeds to repurchase replacement property in the amount of $2.4 million. These net sales proceeds were deposited into the account of the QI to comply with requirements under Section 1031 of the Code to execute a like-kind exchange.

All restrictions on these deposits have lapsed as of September 30, 2022. As a result, there is no restricted cash on our condensed consolidated balance sheet as of September 30, 2022.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2022. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Goodwill Interim Impairment Test
As of September 30, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded and interim impairment assessment was warranted.
During the third quarter of 2022, we completed an interim impairment test for our goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, we determined that the fair value of our podcasting reporting unit was greater than the amount reflected in the balance sheet and, accordingly, no impairment was recorded for the podcast reporting unit. However, we determined that the fair value of our QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment loss, we no longer have any goodwill attributable to the QLGG reporting unit.
We elected to bypass the qualitative assessment for the interim impairment tests of our podcast reporting unit and QLGG reporting unit and proceeded directly to the quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our goodwill.
Assumptions and Results - Goodwill
The following table reflects the estimates and assumptions used in the annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Third Quarter 2022	Fourth Quarter 2021
Discount rate - podcast reporting unit	11.0%	9.5%
Discount rate - QLGG reporting unit	13.0%	12.0%
We believe we have made reasonable estimates and assumptions to calculate the fair value of our podcast reporting unit and QLGG reporting unit. These estimates and assumptions could be materially different from actual results.
If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our goodwill below the amount reflected in the condensed consolidated balance sheet, we may be required to conduct an interim test and possibly recognize impairment charges, which could be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
Goodwill Valuation Risk
We no longer have any goodwill attributable to the broadcast reporting unit or the QLGG reporting unit. Our remaining goodwill as of September 30, 2022 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, and the goodwill acquired in the Podcorn Acquisition and WideOrbit Streaming Acquisition in 2021.
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
Sensitivity of Key Goodwill Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our podcasting reporting unit, we would not be required to record an impairment charge.

Sensitivity Analysis (1)
Percentage Decrease in Reporting Unit Carrying Value
Increase the discount rate from 11.0% to 12.0%	—%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	—%
Reduction in operating profit margin by 10%	—%

(1)    Each assumption used in the sensitivity analysis is independent of the other assumptions.

If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for our podcast reporting unit or other of our units of accounting, which could be material. Due to the uncertainty of the current market and economic conditions, there is an increased risk of future impairment.
We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge, which could be material, in the future.

Broadcasting Licenses Interim Impairment Test
As of September 30, 2022, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for our FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded and interim impairment assessment was warranted.
During the third quarter of the current year, we completed an interim impairment assessment for our broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
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
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Third Quarter 2022	Fourth Quarter 2021
Discount rate	9.5%	8.5%
Operating profit margin ranges for average stations in markets where the Company operates	19.6% to 32.9%	19.6% to 33.3%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.6%	0.0% to 0.6%
We believes we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses. These estimates and assumptions could be materially different from actual results.
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
Broadcasting License Valuation Risk
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our broadcasting licenses as of September 30, 2022. Rather than presenting the percentage separately for each unit of accounting, our opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

After the interim impairment test conducted on our broadcasting licenses in the third quarter of 2022, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting had a carrying value of $2,019.5 million at September 30, 2022. As discussed above, as a result of the interim impairment assessment conducted in the third quarter of 2022, we wrote down the carrying value of our broadcasting licenses in 38 markets.

	Units of Accounting as of September 1, 2022 Based Upon the Valuation as of September 1, 2022 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	41	—	1	1
Carrying value (in thousands)	$2,019,531	$—	$4,174	$63,783
Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 9.5% to 10.5%	12.6%
Reduction in forecasted growth rate (including long-term growth rate) to 0% for all markets	3.3%
Reduction in operating profit margin by 10%	11.6%

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
As of September 30, 2022, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $4.1 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of September 30, 2022.
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
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in other assets, net of accumulated amortization at September 30, 2022 as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of September 30, 2022 was $4.0 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2022, we did not have any investments in money market instruments.
Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of advertisers, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of advertising business sectors.
In recent months, inflation has continued to increase significantly, resulting in rising wages and other costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations or financial condition.
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
We have timely notified the NYSE of our intent to regain compliance with the minimum price condition within a six-month cure period provided by NYSE rules. We can regain compliance at any time within the cure period if, on the last trading day of any calendar month during the cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we fail to regain compliance with the NYSE's minimum price condition by the end of the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures.

We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to shareholder approval no later than at our next annual meeting of shareholders, if necessary, to regain compliance. Under the NYSE’s rules, if we determine that we will regain compliance by taking an action that will require shareholder approval at our next annual meeting of shareholders, the cure period is extended to the date of the next annual meeting of shareholders.

During this time, our common stock will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing requirements. However, there can be no assurance about our ability to regain compliance with the NYSE's minimum price condition within the applicable cure periods.
If our average global market capitalization over a consecutive 30 trading-day period falls below $50.0 million and, at the same time, our shareholders’ equity is less than $50.0 million, we will not be in compliance with the NYSE's continued listing financial criteria requirements. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will promptly initiate suspension and delisting proceedings. Given our current market capitalization, there is no guarantee that we will be in compliance with these financial criteria requirements in future periods.

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

The Credit Facility requires us to maintain compliance with a financial covenant, including a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain limited circumstances, the Consolidated Net First Lien Leverage Ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control such as the COVID-19 pandemic and current macroeconomic conditions. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business.

From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facility and Accounts Receivable Facility and we may be required to obtain waivers or amendments from our lenders in order to maintain compliance and there can be no certainty that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. If we are unable to obtain necessary waivers and the debt is accelerated, we would be required to obtain replacement financing at prevailing market rates, which may not be available or favorable to us.
The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at September 30, 2022. As of September 30, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $75.0 million. As of September 30, 2022, the Company was compliant with the financial covenants.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended September 30, 2022:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1, 2022 - July 31, 2022	—	$—	—	$41,578,230
August 1, 2022 - August 31, 2022	1,899	$0.54	—	$41,578,230
September 1, 2022 - September 30, 2022	2,463	$0.52	—	$41,578,230
Total	4,362		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 1,899 shares at an average price of $0.54 in August 2022; and (ii) 2,463 shares at an average price of $0.52 in September 2022. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended September 30, 2022.

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

AUDACY, INC. (Registrant)

Date: November 9, 2022	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 9, 2022	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)