Form 10-K
period 2022-12-31
AUDACY, INC.
filed 2023-03-16
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, was $110,850,101 based on the closing price of $0.94 on the New York Stock Exchange on such date. The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
Class A common stock, $0.01 par value 141,436,963 shares outstanding as of February 10, 2023
Class B common stock, $0.01 par value 4,045,199 shares outstanding as February 10, 2023.

1

DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, pursuant to Regulation 14A, is incorporated by reference in Part III of this report, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

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
Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Spring 2022 publication of Nielsen’s Radio Markets; Population, Rankings and Information.
i

PART I
ITEM 1.    BUSINESS
Audacy is a leading, scaled, multi-platform audio content and entertainment company. We are the leading creator of live, original, local, premium audio content in the United States and the nation’s leader in local sports and news radio. We are also one of the country’s leading podcasters and operate a digital marketing solutions business, an events and experiences business, and the Audacy digital audio streaming platform featuring a wide array of broadcast audio, podcasting and exclusive digital content. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.

We are home to more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes leading positions concentrated in the top 50 markets in the US. We were organized in 1968 as a Pennsylvania corporation.
Our Digital and Live Events Platforms
We operate digital properties on multiple platforms, including websites, mobile apps, and social media. We expand our reach and engagement with unique digital content and amplify brand impact through social media integration with influential local talent.
Audacy App. We provide streaming services through our Audacy app and website, our integrated digital platform where consumers discover and connect live with premium, curated content powered by over 856 programmed radio stations and their websites, podcasts, audio on-demand, and exclusive content across entertainment, music, news and sports. Harnessing the power of our cumulative audience, this robust platform is delivering strong growth and deep engagement twenty-four hours a day, seven days a week.
Podcast Studios. Through our strategic acquisitions of Pineapple, Cadence13 and Podcorn (as defined below), along with the launch in 2022 of our 2400Sports podcast studio and our podcast creation efforts across our footprint of local newsrooms and studios, we are one of the top podcasters in the United States creating, distributing and monetizing premium podcasts to our audiences with more than 40 million monthly listeners across hundreds of premium owned and partner shows.
Our unique leadership position in podcasting leverages our scale across the top 50 markets, our enhanced targeted data capabilities, our top-rated portfolio of spoken word brands, and Cadence13, Pineapple Street and 2400Sport's capabilities as among the industry's leading developers and sellers of original podcast content.
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
Sports Platform. We are the nation's leading collection of sports talk stations covering 25 of the top 50 markets and broadcast partner to over 40 professional sports teams and numerous college athletic programs. In November 2020, we acquired sports data and iGaming affiliate platform QL Gaming Group ("QLGG"), which brings data, analytics and insight-driven content to Audacy's sports broadcast stations, podcasts and our Audacy platform.
AmperWave. In October 2021, we completed an acquisition of WideOrbit's audio streaming and advertising technology business (“WO Streaming”). We operate WO Streaming under the name AmperWave. This acquisition gives us control of our product roadmap to deliver enhanced consumer-facing streaming features for our listeners and ad tech and ad product capabilities to better serve customers and drive new revenue opportunities..
Live Events. We are a leading creator of live, original events, including large-scale concerts, intimate live performances with big artists on small stages.

Our Strategy
Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver excellent premium audio content across our radio stations, podcasts, and exclusive digital programming to build and expand our audiences across our various distribution channels including our Audacy digital streaming platform. In addition, we focus on growing revenues by working to enhance our capacity to serve customers compelling opportunities to access our large and targeted audiences and deliver highly effective marketing programs across our various platforms utilizing our emerging toolkit of broadcast radio, network, endorsements, events and experiences, digital audio streaming, podcasting, digital marketing solutions, social media, and more. We also strive to offer a great place to work, where our talented high achievers can grow and thrive
Sources Of Revenue
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
A growing source of our revenues are derived from our digital and podcasting operations. The podcast advertising market is growing rapidly and we believe the acquisitions of Cadence13, Pineapple and Podcorn along with the 2022 launch of or 2400Sports studio and locally produced podcast content across our newsrooms and studios in top US markets position us well for sustained success in this space due to the scale of our radio broadcasting platform, and the powerful symbiotic opportunities, driven by our leading position in sports, news, and local personalities. The primary source of revenue for our podcasting operations is the sale of advertising time to regional and national advertisers who purchase commercials in varying lengths.
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
Competition
The radio broadcasting, digital and podcasting industries are highly competitive. We compete for listeners and advertising revenue with other radio stations, podcasters, audio and event companies. Specifically, we compete for audiences and advertising revenues with other media including: digital audio streaming, podcasts, satellite radio, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, yellow pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.
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

FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. We hold the FCC licenses for our stations in wholly owned subsidiaries. While there are no national radio station ownership caps, FCC rules do limit the number of stations within the same market that a single individual or entity may own or control.
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
FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($479,945 for a single violation, up to a maximum of $4,430,255 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. There may be indecency complaints that have been submitted to the FCC of which we have not yet been notified.
Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $59,316.
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
HD Radio
AM and FM radio stations may use the FCC selected In-Band On-Channel (“IBOC”) as the exclusive technology for terrestrial digital operations. IBOC is known as “HD Radio.” We currently use HD Radio digital technology on most of our FM stations. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality, the availability of additional channels and the ability to offer a greater variety of auxiliary services.
Human Capital
As of December 31, 2022, we had 3,539 full-time employees and 1,430 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA"). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East ("WGAE") and/or Writers Guild of America West ("WGAW"). Our Pineapple Street Studios also recently recognized the WGAE as representing certain employees of that division and is in the process of negotiating an initial contract. With respect to certain of our stations in our Chicago, Los Angeles, New York City, San Francisco, and St. Louis markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). Finally, the Digital and Multimedia Workers Union recently was certified to represent certain employees in our San Francisco market. We believe that our relations with our employees are good.
We believe that our future success depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth, and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.
We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. Our Diversity, Equity and Inclusion ("DEI") Council, comprised of representatives from across our Company, supports our current DEI initiatives, and is responsible for championship and communicating future DEI initiatives. Through our year-long fellowship experiences, which include on-the-job learning and growth opportunities, we welcome recent college graduates from underrepresented groups and underserved communities, as well as others who demonstrate the talent and desire to pursue a career in audio to fill key openings across our organization. The fellowship program is a structured one-year job assignment complete with coaching, mentoring and career development experiences to foster a rapid learning and growth environment among the cohort, while increasing the successful integration of early career talent within our team.

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
RISKS RELATED TO OUR BUSINESS
The effects of the current macroeconomic conditions and novel coronavirus ("COVID-19") global pandemic on our operations and the operations of our customers, have had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, or cash flows.
As a result of the current macroeconomic conditions and the COVID-19 pandemic, we have experienced and may continue to experience disruptions that have adversely impacted our business, results of operations and financial position. Specifically, our national and local businesses that we currently rely on with respect to our operations, may continue to experience disruptions in supply chains, labor market constraints, closing of facilities and suspension of production, and reduction in demand for many goods and services. These disruptions could continue to result in a decrease in advertising spend and/or heighten the risk with respect to collectability of our accounts receivable. These disruptions have adversely impacted our revenue, results of operations and financial operations.
Additionally, our Credit Facility requires us to maintain compliance with a maximum Consolidated Net First Lien Leverage Ratio (as defined in the Credit Facility) that cannot exceed 4.0 times. Under certain limited circumstances, the Consolidated Net First Lien Leverage ratio can increase to 4.5 times for a limited period of time. Our ability to comply with this financial covenant may be affected by operating performance or other events beyond our control as a result of the current macroeconomic conditions and the COVID-19 pandemic. There can be no assurance that we will comply with these covenants. A default under the Credit Facility could have a material adverse effect on our business. We may seek from time to time to further amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the current macroeconomic conditions and the COVID-19 pandemic and our ability to compete in this environment. In 2024, $887.4 million of debt is set to mature beginning in July 2024.
Additionally, we may continue to divest non-strategic assets of the Company to execute cash and debt management plans for the benefit of the covenant calculation, as permitted under the credit agreement related to both its Credit Facility and Accounts Receivable Facility (as such terms are defined in Note 12 below).

The extent to which our results continue to be affected by the current macroeconomic conditions and COVID-19 will largely depend on future developments, which cannot be accurately predicted and are uncertain, including, but not limited to: the duration, scope and severity of the current macroeconomic conditions and the COVID-19 pandemic, and any additional resurgences or COVID-19 variants; the effect of the current macroeconomic conditions and the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public's willingness to attend live events; and the pace of recovery. The current macroeconomic conditions and the COVID-19 pandemic have had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, or cash flows, as well as heighten the other risks discussed in this Item 1A, Risk Factors.
Our results may be impacted by economic trends.
Our net revenues continued to improve in the first six months of 2022 compared to the same period in 2021. This increase was primarily as a result of economic recovery and improvements across all segments of our business from the depressed levels of 2020 caused by the Covid-19 pandemic. However, we did experience an overall decline in revenues in the last six months of 2022 as compared to the same period in 2021 due to the current macroeconomic conditions.
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
We operate in a highly competitive business. We compete for audiences with advertising revenues as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. We also compete for advertising dollars with other large companies such as Facebook, Google and Amazon.We have diversified our business but are still heavily dependent on radio. Radio continues to be challenged given the other forms of media available and there is no guarantee that radio will be able to regain share from its competition. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenues of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could adversely impact our business, financial condition, results of operations and cash flows.
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

Our business depends on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology may provide them with a competitive advantage. We have recently acquired new ad tech capabilities and launched new streaming platforms, ad tech and ad products. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our products, the distribution methods of our products and content to our customers, the ways in which our customers can consume our content and the growth of distribution platforms available to advertisers. If we choose technology that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to successfully compete in the future.
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
In 2019, we experienced cyber attacks which temporarily disrupted certain business operations, and, although these events did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future. Although we have developed, and further enhanced, our systems and processes that are designed to protect personal information and prevent data loss and other security breaches such as those we have experienced in the past, such measures cannot provide absolute security.
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
For 2022, we generated over 50% of our as reported net revenues from 10 of our markets, which were Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York City, Philadelphia, San Francisco and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.
Impairments to our broadcasting licenses and goodwill have reduced our earnings.
We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill. A significant portion of these impairment losses was recorded in 2008 during the recession, during the fourth quarter of 2018 as a result of an interim impairment assessment, during the fourth quarter of 2019 in connection with our annual impairment assessment, during the second and third quarters of 2020 as a result of interim impairment assessments, and during the fourth quarter of 2020 in connection with our annual impairment assessment. As of December 31, 2022, our broadcasting licenses and goodwill comprised approximately 66% of our total assets.
The annual impairment assessment conducted during the fourth quarter of 2022 and 2021 indicated the fair value of our broadcasting licenses and the fair value of our podcast reporting unit and QLGG reporting unit was greater than their respective carrying amounts. Accordingly, no impairment loss was recorded.
The interim impairment assessments conducted during the second and third quarters of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, during those quarters we recorded an impairment loss of $4.1 million, ($3.0 million, net of tax) and $11.8 million, ($8.7 million, net of tax), respectively.
The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts for certain of our markets. Accordingly, we recorded an impairment loss of $246.0 million, ($180.4 million, net of tax).
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

As a result of the large goodwill impairment loss recorded during the fourth quarter of 2019, our remaining goodwill is attributable solely to recent acquisitions. The fair value of acquired goodwill is based upon our estimates of the fair values using an income approach. Our fair value analysis contains assumptions based on past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information.
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
As of December 31, 2022, we had future operating lease commitments of approximately $280.0 million that are disclosed in Note 23, Contingencies And Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is an operating or finance lease. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This guidance was effective for us as of January 1, 2019. The impact of this guidance had a material impact on our financial position and the impact to our results of operations and cash flows was not material. As of January 1, 2019, we recorded a cumulative-effect adjustment to our accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from a sale and leaseback transaction under the previous accounting guidance for leases. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation was primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets.
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
We have substantial indebtedness. As of December 31, 2022, we had a senior secured credit agreement (the “Credit Facility”) of $1.0 billion that is comprised of: (a) a term B-2 loan (the “Term B-2 Loan”) with $632.4 million outstanding at December 31, 2022; and (b) a $250.0 million senior secured revolving credit facility (the “Revolver”), of which $180.0 million was outstanding at December 31, 2022. In addition to the Credit Facility, we also have outstanding: (i) $460.0 million aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the “2027 Notes”); (ii) $540.0 million aggregate principal amount of 6.750% senior secured second-lien notes due March 31, 2029 (the " 2029 Notes"); and (iii) a $75.0 million accounts receivable securitization facility (the "Receivables Facility").
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

The undrawn amount of the Revolver was $41.5 million as of December 31, 2022. The amount of the Revolver available to us is a function of covenant compliance at the time of borrowing. Based on our financial covenant analysis as of December 31, 2022, we would not be limited in these borrowings.
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
The Credit Facility contains provisions which, under certain circumstances: (i) limit our ability to borrow money; (ii) make acquisitions, investments or restricted payments, including without limitation dividends and the repurchase of stock; (iii) swap or sell assets; or (iv) merge or consolidate with another company. To secure the indebtedness under our Credit Facility, we have pledged substantially all the assets of Audacy Capital Corp. and the guarantors thereunder, including the stock or equity interests of Audacy Capital Corp. and the subsidiary guarantors, subject to certain excluded assets.

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
The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at December 31, 2022. As of December 31, 2022, the Company’s Consolidated Net First Lien Leverage Ratio was 3.9 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25.0 million. As of December 31, 2022, the Company was compliant with the financial covenants. This liquidity covenant was amended and lowered to $25.0 million on January 27, 2023.
Our ability to comply with these covenants and restrictions may be affected by events beyond our control. These factors include prevailing economic, financial and industry conditions. From time to time, we may not be in compliance with such covenants or other terms governing the Credit Facility and Accounts Receivable Facility, or the covenants governing our other indebtedness, including the Indentures. We could be required to obtain waivers or amendments from our creditors in order to maintain compliance, and we cannot assure you that any such waiver or amendment will be available, or what the cost of such waiver or amendment, if obtained, would be. Such failure could also result in the acceleration of the repayment of such indebtedness and of any other indebtedness to which a cross-acceleration or cross-default provision applies. In such case, our creditors could seek to foreclose on any collateral that secures such indebtedness, which could be insufficient to repay that indebtedness, or to seek to enforce other remedies under the applicable debt agreements, which in turn could force us to seek any available protection from creditors or otherwise to reorganize our debt.
Because of our holding company structure, we depend on our subsidiaries for cash flow, and our access to this cash flow is restricted.
We operate as a holding company. All of our operating assets are currently owned and operated by our subsidiaries. Audacy Capital Corp., our 100% owned subsidiary, is the borrower under the Credit Facility. All of our operating subsidiaries and our FCC license subsidiary are direct or indirect subsidiaries of Audacy Capital Corp. Most of Audacy Capital Corp.’s subsidiaries are full and unconditional joint and several guarantors under the Credit Facility, the 2027 Notes and the 2029 Notes.
As a holding company, our only source of cash to pay our obligations, including corporate overhead and other expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be used by them in their operations, including servicing Audacy Capital Corp.’s indebtedness obligations. Even if our subsidiaries elect to make distributions to us, there can be no assurance that applicable state law and contractual restrictions, including the restricted payments covenants contained in our Credit Facility, would permit such dividends or distributions.
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
As of December 31, 2022, if the borrowing rates under London Interbank Offered Rate (“LIBOR”) were to increase 100 basis points above the current rates, our interest expense on: (i) the Term B-2 Loan would increase $4.1 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments; and (ii) the Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2022.

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
Changes in the method pursuant to which the London Interbank Offered Rate ("LIBOR") is determined and the transition to other benchmarks may adversely affect our results of operations.
LIBOR and certain other "benchmarks" have been the subject of continuing national, international and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2-month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S. based group convened by the Federal Reserve was formed. The ARRC is comprised of a diverse set of private sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Working groups formed by financial regulators in the UK, the EU, Japan and Switzerland have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States
As discussed above, borrowings under the Term B-2 Loan and Revolver are at variable rates. As of December 31, 2022, we had $632.4 million outstanding under the Term B-2 Loan and $180.0 million outstanding under the Revolver. The Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The Term B-2 Loan provides for interest based upon the Base Rate or LIBOR plus a margin. Because the Term B-2 Loan and the Revolver are, at times, LIBOR-benchmarked debt, we may be exposed to unpredictable changes in LIBOR-benchmarked provisions in such obligations. Such exposure cannot be determined at this time.
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
If we are unable to make payments or refinance our indebtedness or obtain new financing under these circumstances, we may consider other options, including: (i) sales of assets; (ii) sales of equity; (iii) reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or (iv) negotiations with creditors to reorganize the applicable indebtedness. We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity or to manage our liabilities, which could include extending maturities or otherwise reorganizing our debt to decrease overall leverage. We cannot assure you that we will enter into or consummate any such liability management transactions or that we will be successful in reducing our debt, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.

Our ability to reorganize or refinance our indebtedness will depend on the condition of the capital markets and our financial conditions at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future indebtedness agreements may restrict us from adopting some of these alternatives. In the absence of sufficient cash flow from operating results and other resources, we could face substantial liquidity problems and could be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value, or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our indebtedness obligations, or to refinance such indebtedness on commercially reasonable terms or at all, could adversely impact our business, financial condition and results of operations.
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

As of February 10, 2023, David J. Field, our Chairman, President and Chief Executive Officer, and one of our directors, beneficially owned 5,202,584 shares of our Class A common stock and 2,749,250 shares of our Class B common stock, representing approximately 18.6% of the total voting power of all of our outstanding common stock. As of February 10, 2023, Joseph M. Field, our Chairman Emeritus and one of our directors, and the father of David J. Field, beneficially owned 14,647,153 shares of our Class A common stock and 1,295,949 shares of our Class B common stock, representing approximately 15.7% of the total voting power of all of our outstanding common stock. David J. Field and Joseph M. Field beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of our Class A common stock.
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
Our Class A common stock has been publicly traded on the New York Stock Exchange ("NYSE") since January 29, 1999. The market price of our Class A common stock and our trading volume have been subject to fluctuations since the date of our initial public offering. As a result, the market price of our Class A common stock could experience volatility, regardless of our operating performance. Our stock is currently trading well below $1.00 per share.
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

We have been unable to regain compliance with the NYSE listing standards within the six-month cure period provided by the NYSE rules. As such, the cure period was extended to the date of the next annual meeting of shareholders. Subject to receipt of shareholder approval at the Company’s annual meeting of shareholders to be held on May 24, 2023, the Company intends to implement a reverse stock split of its common stock, effective after the annual meeting, to regain compliance.

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

The reverse stock split that we intend to effect may not increase our stock price over the long-term.

The principal purpose of the reverse stock split is to increase the per share market price of our common stock. It cannot be assured, however, that the reverse stock split will accomplish the objective of increasing the per share market price of our common stock for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of our common stock will proportionally increase the market price of our common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio, as determined by our board of directors, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success. Therefore, while price of our common stock might meet the continued listing requirements for the NYSE initially, it cannot be assured that it will continue to do so.

The reverse stock split may decrease the liquidity of our common stock.

The anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, however, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

The reverse stock split may lead to a decrease in our overall market capitalization.

Should the market price of our common stock decline after the reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split may be viewed negatively by the market and, consequently, can lead to a decrease in our market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of our Company, as measured by its stock capitalization, will be reduced. In some cases, the per share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of our common stock will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on the stock price of our common stock due to the reduced number of shares outstanding after the Reverse Stock Split. If our average global market capitalization over a consecutive 30 trading-day period falls below $50.0 million and, at the same time, our shareholders’ equity is less than $50.0 million, we will not be in compliance with the NYSE's continued listing financial criteria requirements. If the Company’s average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will promptly initiate suspension and delisting proceedings. There is no guarantee that we will be in compliance with these financial criteria requirements in future periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We lease most of these sites. A station’s studios are generally housed with its offices in business districts. Our studio and office space leases typically contain lease terms with expiration dates of 5 to 15 years, which may contain options to renew. Our transmitter/antenna sites, which may include an auxiliary transmitter/antenna as a back-up to the main site, contain lease terms that generally range from 5 to 30 years, which includes options to renew.
The transmitter/antenna site for each station is generally located so as to provide maximum market coverage. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.
As of December 31, 2022, we had approximately $280.0 million  in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.
Our principal executive office is located at 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103, in 67,031 square feet of leased office space, of which approximately half of the space is dedicated to principal executive offices. While the initial term of this lease expires on July 31, 2034, the lease provides for two optional renewal periods.

ITEM 3.    LEGAL PROCEEDINGS
We currently and from time to time are involved in litigation incidental to the conduct of our business. Refer to Item 1A Risk Factors, above for additional discussion on ongoing legal proceedings. Management anticipates that any potential liability of ours that may arise out of, or with respect to these matters, will not materially adversely affect our business, financial position, results of operations or cash flows.
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) is negotiating and will enter into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”); and (iii) entered into an industry-wide settlement with SESAC, Inc. ("SESAC") resulting in a new license made available to RMLC members, which license is effective retroactively to January 1, 2019 and expired December 31, 2022.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Our Common Stock
Our Class A common stock, $0.01 par value, has been traded on the New York Stock Exchange under the symbol “AUD” since April 9, 2021. In 2021, we changed the name of our company from Entercom Communications Corp. to Audacy, Inc. Our Class A common stock was previously traded under the symbol "ETM" from January 28, 1999 to April 8, 2021. There is no established trading market for our Class B common stock, $0.01 par value.
Holders
As of February 10, 2023, there were approximately 487 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 18,000 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.
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
Sales of Unregistered Securities
We did not sell any equity securities during 2022 that were not registered under the Securities Act.
Repurchases of Our Stock
The following table provides information on our repurchases (or deemed repurchases) of stock during the quarter ended December 31, 2022:

Period (1) (2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2022 - October 31, 2022 (1)	47,695	$0.35	—	$41,578,230
November 1, 2022 - November 30, 2022	—	$—	—	$41,578,230
December 1, 2022 - December 31, 2022 (1)	5,528	$0.23	—	$41,578,230
Total	53,223		—
(1)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased 47,695 shares and 5,528 shares at an average price of $0.35 and $0.23 in October 2022 and December 2022, respectively.
(2)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended December 31, 2022. As of December 31, 2022, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2022, the number of securities outstanding upon the exercise of outstanding options under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plans Information as of December 31, 2022
	(a)	(b)	(c)
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
	(amounts in thousands)
Equity Compensation Plans Approved by Shareholders:
Audacy 2022 Equity Compensation Plan	—	—	9,833 [1]
Audacy Equity Compensation Plan	609	$11.33	—
Audacy Acquisition Equity Compensation Plan	—	—	—
Total	609		9,833

For a description of the Plan, refer to Note 17, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.
1 As of December 31, 2022: (i) the maximum number of shares authorized under the Plan was 11.75 million shares; and (ii) 9.8 million shares remained available for future grant under the Plan.

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

The following line graph compares the cumulative five-year total return provided to shareholders of our Class A common stock relative to the cumulative total returns of: (i) the S&P 500 index; and (ii) a peer group index consisting of Urban One, Inc. ("Urban One"), Beasley Broadcast Group, Inc. ("Beasley"), Saga Communications, Inc. ("Saga"), iHeartMedia, Inc. ("iHeart"), and Cumulus Media Inc. ("Cumulus") collectively, (the “Peer Group”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made on December 31, 2017.
Cumulative Five-Year Return Index Of A $100 Investment

	12/17	12/18	12/19	12/20	12/21	12/22
Audacy, Inc.	100.00	55.40	46.84	25.18	26.20	2.30
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	58.34	67.04	51.98	75.28	29.28

ITEM 6.    Reserved

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
Our Business
Audacy is a leading, multi-platform audio content and entertainment company. As a leading creator of live, original, local, premium audio content in the United States and the nation's leader in local sports radio and news, we are home to the nation's most influential collection of podcasts, digital and broadcast content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions help advertisers take advantage of the burgeoning audio opportunity through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S., as well as more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide footprint of radio stations includes positions in all of the top 15 markets and 21 of the top 25 markets. We were organized in 1968 as a Pennsylvania corporation.
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
In 2022, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff. The next largest amount of revenues is derived from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. The next largest amount of revenues was from our suite of digital products. Digital revenues include: (i) providing targeted advertising through the sale of streaming and display advertisements on our national platform, audacy.com and our station websites; (ii) the sale of embedded advertisements in our owned and operated podcasts and other on-demand content; and (iii) production fees for the creation of podcasts.

We generated the balance of our 2022 revenues principally from network compensation, sponsorships and event revenues, and other revenues. Network revenues include the sale of air-time on our Audacy Network. Sponsorships and event revenues include the sale of advertising space at live and local events across the country as well as naming rights to our programs and studios. Other revenues include on-site promotions and endorsements from talent as well as trade and barter revenues.
Our most significant operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.
Results Of Operations

The year 2022 as compared to the year 2021
The following significant factors affected our results of operations for 2022 as compared to 2021:
Current Macroeconomic Conditions and the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced which resulted in an outbreak of infections throughout the world, which has affected operations and global supply chains. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has had a material impact on the Company and current macroeconomic conditions have slowed our recovery. The current macroeconomic conditions continue to have a material impact on the Company and its recovery. While the full impact of these current macroeconomic conditions is not yet known, we have taken proactive actions in an effort to mitigate its effects and are continually assessing its effects on our business, including how it has and will continue to impact advertiser demand.
Net revenues in each month from January 2022 to June 2022 exceeded net revenues in each month from January 2021 to June 2021. While we experienced sequential growth in net revenues month-over-month through June 2022, the pace of such growth began to slow down in June 2022. Due to the current macroeconomic conditions, the month-over-month improvement in net revenues did not continue into the third and fourth quarters of 2022.
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
WideOrbit Streaming Acquisition
On October 20, 2021, we completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"). We operate WideOrbit Streaming under the name AmperWave ("AmperWave"). We funded this acquisition through a draw on our revolving credit facility (the "Revolver"). Our consolidated financial statements for the year ended December 31, 2022 reflect the results of AmperWave and based upon the timing of the WideOrbit Streaming Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021 reflect the results of AmperWave for the portion of the period after the completion of the acquisition. The Company's consolidated financial statements for the year ended December 31, 2020 do not reflect the results of AmperWave.
Urban One Exchange
In April 2021, we completed a transaction with Urban One, Inc. ("Urban One") under which we exchanged our four station cluster in Charlotte, North Carolina for one station in St. Louis, Missouri, one station in Washington, D.C., and one station in Philadelphia, Pennsylvania (the "Urban One Exchange"). We began programming the respective stations under local marketing agreements ("LMAs") on November 23, 2020. Based upon the timing of the Urban One Exchange, our consolidated financial statements for the year ended December 31, 2022: (a) reflect the results of the acquired stations for the entire period and (b) do not reflect the results of the divested stations. Our consolidated financial statements for the year ended December 31, 2021; (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (b) do not reflect the results of the divested stations. Our consolidated financial statements for the year ended December 31, 2020: (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (b) reflect the results of the divested stations until the commencement date of the LMAs.
Podcorn Acquisition
In March 2021, we completed an acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash plus working capital and a performance-based earn out which is based upon the achievement of certain annual performance benchmarks over a two year period (the "Podcorn Acquisition"). Our consolidated financial statements for the year ended December 31, 2022 reflect the results of Podcorn and our consolidated financial statements for the year ended December 31, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. Our consolidated financial statements for the years ended December 31, 2020 do not reflect the results of Podcorn.
Note Issuance - The 2027 Notes
During the second quarter of 2019, we issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes"). Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. We used net proceeds of the offering, along with cash on hand of $89.0 million under our Revolver to repay $425.0 million of existing indebtedness under our term loan outstanding at that time (the "Term B-1 Loan"). Increases in our interest expense due to the issuance of the Initial 2027 Notes, which have a higher interest rate, were partially offset by reductions in our interest expense due to the partial repayment of our Term B-1 Loan. In connection with this note issuance: (i) we wrote off $1.6 million of unamortized debt issuance costs and $0.2 million of unamortized premium to loss on extinguishment of debt; (ii) we incurred third party costs and lender fees of approximately $5.8 million, of which approximately $3.9 million was capitalized and approximately $1.9 million was captured as other expenses related to financing.
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
Impairment Loss
During the third quarter of 2022, the Company completed an interim impairment assessment for its goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded. As a result of this interim impairment assessment, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit and was not required to test the QLGG reporting unit as a part of the annual impairment assessment conducted during the fourth quarter of 2022.
During the third quarter of 2022, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
The annual impairment assessment conducted during the fourth quarter of 2022 indicated that the fair value of our broadcasting licenses and the fair value of our podcast reporting unit and the AmperWave reporting unit exceeded their respective carrying amounts. Accordingly, we were not required to record an impairment loss on broadcasting licenses or goodwill in the fourth quarter of 2022 .
The annual impairment assessment conducted during the fourth quarter of 2021 indicated that the fair value of our broadcasting licenses and the fair value of our podcast reporting unit and QLGG reporting unit exceeded their respective carrying amounts. Accordingly, we were not required to record an impairment loss on broadcasting licenses or goodwill in the fourth quarter of 2021.
Restructuring Charges
In connection with the current macroeconomic conditions and COVID-19 pandemic, we incurred restructuring charges, including workforce reductions and other restructuring costs of $10.0 million, and 5.7 million during the years ended December 31, 2022 and 2021, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Other Gain (Loss) Activity
During the year ended December 31, 2022 , we entered into an agreement with a third party Qualified Intermediary, under which we entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property. Total proceeds from the sale resulted in a gain of approximately $2.5 million. During the year ended December 31, 2022, we finalized: (i) the sale of assets in San Francisco, California, which had previously been classified within assets held for sale and recognized a loss of approximately $0.5 million; and (ii) the sale of assets in Houston, Texas which has previously been classified within assets held for sale and recognized a gain of approximately $10.6 million. Additionally, we also recognized a gain of $0.6 million in connection with the bond repurchase activity discussed above. During the year ended December 31, 2022, we entered into an agreement to dispose of land, equipment and an FCC license in Las Vegas, Nevada. Total proceeds from the sale of the land and equipment resulted in a gain of approximately $35.3 million. The license was disposed of in an exchange transaction which resulted in a loss of $2.0 million which was partially offset by a gain of $0.7 million in connection with the bond repurchase activity.
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

	YEARS ENDED DECEMBER 31,
	2022	2021	% Change
	(dollars in millions)
NET REVENUES	$1,253.7	$1,219.4	3%
OPERATING EXPENSE:
Station operating expenses	1,030.5	977.0	5%
Depreciation and amortization expense	65.8	52.2	26%
Corporate general and administrative expenses	96.4	93.4	3%
Integration costs	—	—
Restructuring charges	10.0	5.7	76%
Impairment loss	180.5	2.2	8107%
Net gain on sale or disposal	(47.7)	(8.4)	468%
Other expenses	0.7	1.0	(31)%
Change in fair value of contingent consideration	(8.8)	—	100%
Refinancing expenses	—	0.8	(100)%
Total operating expense	1,327.4	1,123.9	18%
OPERATING INCOME (LOSS)	(73.7)	95.5	(177)%
NET INTEREST EXPENSE	107.5	91.5	17%
Net loss on extinguishment of debt	—	8.2	100%
Other income	(0.2)	(0.5)	(52)%
OTHER (INCOME) EXPENSE	(0.2)	7.7	(103)%
LOSS BEFORE INCOME TAX BENEFIT	(181.0)	(3.7)	4792%
INCOME TAX BENEFIT	(40.3)	(0.2)	20038%
NET LOSS	$(140.7)	$(3.5)	3,920%
Net Revenues
Revenues increased compared to prior year primarily due to economic recovery and improvements across all segments of our business from the depressed levels of the prior year. Prior year revenues were negatively impacted from the economic slowdown triggered by the COVID-19 pandemic. In the current year, we continued to report sequential growth in net revenues month-over-month through June 2022 Due to current macroeconomic conditions, this trend did not continue and revenues declined during the second half of 2022.
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
Station operating expenses included non-cash compensation expense of $3.3 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.
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
Corporate, general and administrative expenses included non-cash compensation expense of $5.0 million and $8.8 million for the years ended December 31, 2022 and 2021, respectively.
Restructuring Charges
We incurred restructuring charges in 2022 and 2021 primarily in response to the COVID-19 pandemic and the current macroeconomic conditions. These costs increased $4.3 million year-over-year, primarily due to workforce reduction charges.
Impairment Loss
The impairment loss incurred during the year ended December 31, 2022 consists of: (i) a $159.1 million impairment charge as a result of an interim impairment assessment on our FCC broadcasting licenses; (ii) an $18.1 million impairment charge as a result of an interim impairment assessment on our Goodwill; and (iii) a $3.2 million charge related to an early termination of certain leases.
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
Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate increased during the year ended December 31, 2022. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $8.8 million during the year ended December 31, 2022.
Interest Expense
During the year ended December 31, 2022, we incurred an additional $16.0 million in interest expense as compared to the year ended December 31, 2021.
This increase in interest expense was primarily attributable to an increase in the outstanding fixed-rate indebtedness and variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
The weighted average variable interest rate for our credit facilities as of December 31, 2022 and 2021 was 6.8% and 2.6%, respectively.

Income Taxes (Benefit)
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of the COVID-19 pandemic. The CARES Act includes significant business tax provisions that, among other things, includes the removal of certain limitations on utilization of net operating losses ("NOL") carryforwards, increases the loss carry back period for certain losses to five years, and increases the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. We were able to carry back our 2020 federal income tax loss to prior tax years and filed 2 refund claims with the Internal Revenue Service ("IRS") for $20.4 million. We received a refund of $15.2 million in connection with the first claim during the first quarter of 2022.
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
We recognized an income tax benefit at an effective income tax rate of 22.26% for the year ended December 31, 2022. The effective income tax rate for the period was impacted by nondeductible expenses, state and local taxes and discrete income tax expense items related to stock based compensation.
We recognized an income tax benefit at an effective income tax rate of 6.20% for 2021. The rate was lower than the federal statutory rate of 21% primarily due to the impact of nondeductible expenses and discrete income tax expense items related to the shortfall associated with share-based awards.

Estimated Income Tax Rate For 2023
We estimate that our 2023 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 28% and 30%. We anticipate that we will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes. We anticipate that our rate in 2023 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as broadcasting licenses and goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.
In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.
Net Deferred Tax Liabilities
As of December 31, 2022, and 2021, our total net deferred tax liabilities were $453.4 million and $487.7 million, respectively. The decrease in net deferred tax liabilities was primarily the result of a reduction in our deferred tax liability due to our impairment of indefinite-lived intangibles for book purposes. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.
Results Of Operations

The year 2021 as compared to the year 2020

The discussion of our results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
Future Impairments
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets is more than the fair value.
During the third quarter of 2022, the Company completed an interim impairment assessment for its broadcasting licenses at the market level. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
During the third quarter of 2022, the Company completed an interim impairment assessment for its goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit.
The annual impairment assessment conducted during the fourth quarter of 2022 and 2021 indicated that the fair value of our broadcasting licenses and goodwill exceeded their respective carrying amounts. Accordingly, we were not required to record an impairment loss on broadcasting licenses or goodwill during the fourth quarter of 2022 and 2021.
As discussed in the Broadcasting Licenses Valuation at Risk section below the results indicated that there were 39 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 39 units of accounting had a carrying value of $1,980.7 million at December 31, 2022. If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material. We may be required to retest prior to our next annual evaluation, which could result in an impairment.

Liquidity and Capital Resources
Liquidity
Although we have been, and expect to continue to be, negatively impacted by the current macroeconomic conditions, we anticipate that our business will continue to generate sufficient cash flow from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to draw on current credit facilities, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, our ability to maintain adequate liquidity is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the current macroeconomic conditions, our ability to contain costs and to collect accounts receivable, and various other factors, many of which are beyond our control Moreover, if the current macroeconomic conditions continue to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on attractive terms, if at all. We also expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.
Our senior secured credit agreement (the "Credit Facility") as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan with $632.4 million outstanding at December 31, 2022. During the year ended December 31, 2022, and in connection with the issuance of the 2029 Notes, we: (i) repaid $40.0 million outstanding under our Revolver; and (ii) repaid $77.0 million outstanding under the Term B-2 Loan. We subsequently made additional borrowings and payments against our Revolver. In connection with the issuance of the Additional 2027 Notes, we repaid $44.6 million outstanding under the Term B-2 Loan.
As of December 31, 2022, we had $632.4 million outstanding under the Term B-2 Loan and $180.0 million outstanding under the Revolver. In addition, we had $5.9 million in outstanding letters of credit.
As of December 31, 2022, total liquidity was $144.8 million which was comprised of $41.5 million available under the Revolver and $103.3 million in cash and cash equivalents. During the year ended December 31, 2022, we increased our outstanding debt by $75.5 million due to: (i) additional draw down and repayment activity under our Revolver; (ii) the repurchase of the 2027 Notes discussed below and (iii) amortization of costs related to debt refinancing activities.
In connection with our outstanding indebtedness, we have restrictions on the ability of our subsidiaries to distribute cash to our Parent, as more fully described in the accompanying notes to our audited consolidated financial statements. We do not anticipate that these restrictions will limit our ability to meet our future obligations over the next 12 months.
As of December 31, 2022, our Consolidated Net First Lien Leverage Ratio was 3.9 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
Over the past several years, we have used a significant portion of our cash flow to service our indebtedness. Generally, our cash requirements are funded from one or a combination of internally generated cash flow, cash on hand and borrowings under our Revolver.
As of December 31, 2022, the Company had capital expenditure commitments outstanding of $10.7 million. Subject to limitations in our credit agreements, we may also use our capital resources to repurchase shares of our Class A common stock, to pay dividends to our shareholders, and to make acquisitions. We may from time to time seek to repurchase and retire our outstanding indebtedness through open market purchases, privately negotiated transactions or otherwise.
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
The 2027 Notes
During the second quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.) ("Audacy Capital Corp."), issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes") under an Indenture dated as of April 30, 2019 (the "Base 2027 Indenture").

Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial 2027 Notes could be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Initial 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
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
During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base 2027 Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental 2027 Indenture"), and, together with the Base 2027 Indenture (the "2027 Indenture"). As of December 31, 2021, the Additional Notes were treated as a single series with the $325.0 million Initial 2027 Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. As of December 31, 2021, the unamortized premium on the Additional Notes was reflected on the balance sheet as an addition to the $425.0 million Initial Notes.
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
During the fourth quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the 2027 Indenture. The Additional 2027 Notes are treated as a single series with the $325.0 million Initial 2027 Notes and the $100.0 million Additional Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. The premium on the Additional 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the 2027 Notes is reflect on the balance sheet as an addition to the 470.0 million 2027 Notes.
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

The 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp. The 2027 Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Audacy Capital Corp. and the guarantors of the 2027 Notes, including the stock or equity interests of Audacy Capital Corp. and the subsidiary guarantors, subject to certain excluded assets

Certain events of default under 2027 Indenture, or an acceleration of the 2027 Notes would cause a default under the Company’s Credit Facility or the 2029 Notes. Any event of default, therefore, could have a material adverse effect on the Company's business and financial condition

The 2027 Notes are not a registered security and there are no plans to register the 2027 Notes under the Securities Exchange Act in the future. As a result, Rule 3-10 and Rule 3-16 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
During the second quarter of 2022, the Company repurchased $10.0 million of its 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the $460.0 million 2027 Notes.
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
As of December 31, 2022, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of COVID-19, the outlook is highly uncertain.
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
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp, entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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

The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp., entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amend, the "Existing Credit Agreement" and, as amendment by Amendment No. 6, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Under the Existing Credit Agreement, during the Covenant Relief Period, we were subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the "Covenant Relief Period Investment Limitation"). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility. The covenant relief period provided by this amendment has expired.
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
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either one-month SOFR or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements.
The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios. Specifically, the Receivables Facility requires the Company to comply with a maximum Consolidated Net First-Lein Leverage Ratio that cannot exceed 4.0 times at December 31, 2022. As of December 31, 2022, the Company’s Consolidated Net First-Lein Leverage Ratio was 3.9 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain minimum liquidity of $25.0 million. This threshold was previously $75.0 million but was amended on January 27, 2023 reducing the minimum liquidity to $25.0 million.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. At December 31, 2022, we had outstanding borrowings of $75.0 million under the Receivables Facility.
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

Potential Liability Management Transactions

We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity or to manage our liabilities, which could include extending maturities or otherwise reorganizing our debt to decrease overall leverage. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions. Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. We cannot assure you that we will enter into or consummate any such liability management transactions or that we will be successful in reducing our debt, and we cannot currently predict the impact that any such transactions, if consummated, would have on us.
Operating Activities
Net cash flows used by operating activities during 2022 and 2021 were $0.5 million and $59.3 million, respectively.
The cash flows used in operating activities decreased primarily due to: (i) an increase in net gain on disposals of assets of $39.4 million; (ii) an increase in gain on remeasurement of contingent consideration of $9.9 million; (iii) a decrease in net gains on deferred compensation of $8.5 million; (iv) a decrease in loss on extinguishment of debt of $8.2 million; and (v) an increase in net investment in working capital of $2.1 million.
These decreases in cash flows used in operating activities were partially offset by a decrease in net loss, as adjusted for certain non-cash charges and income tax benefits of $15.5 million and an increase in depreciation and amortization of $13.5 million
The increase in investment in working capital is primarily due to the timing of: (i) settlements of accounts payable and accrued liabilities; (ii) collections of accounts receivable; (iii) settlements of other long-term liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to an increase in net loss of $137.1 million which is offset by: (i) an increase in impairment loss of $178.3 million; (ii) an increase in deferred tax benefits of $56.7 million and an increase
Investing Activities
Net cash flows used in investing activities were $27.3 million and $125.1 million in 2022 and 2021, respectively.
During 2022, net cash flows used in investing activities decreased primarily due to: (i) an increase in proceeds from the sale of property, equipment, intangibles and other assets of $52.3 million; and (ii) a decrease in purchases of business and audio assets of $49.8 million , partially offset by an increase in additions to property and equipment of $4.2 million.
Financing Activities
Net cash flows provided by financing activities were $70.6 million and $94.3 million for 2022 and 2021, respectively.
During 2022, net cash flows provided by financing activities decreased primarily due to: (i) a decrease in cash outflows related to the redemption of fixed rate debt of $390.0 million; (ii) a decrease in payments against the Revolver of $101.3 million; (iii) a decrease of payments of long-term debt of $121.6 million; (iv) a decrease in borrowing under the Revolver of $2.0 million; (v) a decrease in payments of call premiums and other fees of $14.5 million; and (vi) a decrease in payments for debt issuance costs of $10.5 million. These increases in cash flows provided by financing activities were partially offset by: (i) a decrease in proceeds from issuance of long term debt of $585.0 million; and (ii) a reduction in proceeds from the borrowing under the Receivables Facility of $75.0 million.
Income Taxes

Under the CARES Act, we were able to carry back our 2020 federal income tax loss to prior tax years and filed 2 refund claims with the IRS for $20.4 million. During the year ended December 31, 2022, we received a federal tax refund of approximately $15.2 million. We did not make any federal income tax payments in 2022 primarily as a result of the availability of NOLs to offset our federal taxable income.
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
During the years ended December 31, 2022 and 2021, we did not repurchase any shares under the 2017 Share Repurchase Program. As of December 31, 2022, $41.6 million is available for future share repurchase under the 2017 Share Repurchase Program.
Capital Expenditures
Capital expenditures for 2022, 2021, and 2020 were $80.8 million, $76.6 million and $30.8 million, respectively.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2022:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$2,245,175	$95,777	$971,135	$592,700	$585,563
Operating lease obligations (2)	279,991	53,136	90,668	65,054	71,133
Purchase obligations (3)	556,780	240,335	230,662	62,669	23,114
Other long-term liabilities (4)	479,405	—	771	—	478,634
Total	$3,561,351	$389,248	$1,293,236	$720,423	$1,158,444
(1)    The total amount reflected in the above table includes principal and interest.
a.Our Credit Facility had outstanding indebtedness in the amount of $632.4 million under our Term B-2 Loan and $180.0 million outstanding under our Revolver as of December 31, 2022. The maturity under our Credit Facility could be accelerated if we do not maintain compliance with certain covenants. The principal maturities reflected exclude any impact from required principal payments based upon our future operating performance. The above table includes projected interest expense under the remaining term of our Credit Facility.
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
(4)    Included within total other long-term liabilities of $479.4 million are deferred income tax liabilities of $453.4 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 18, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2022, and as of the date this report was filed, we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2022. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Market Capitalization
As of December 31, 2022, and 2021, our total equity market capitalization was $32.7 million and $363.6 million, respectively, which was $488.0 million lower and $289.8 lower, respectively, than our book equity value on those dates. As of December 31, 2022, and 2021, our stock price was $0.23 per share and $2.57 per share, respectively.
Intangibles
As of December 31, 2022, approximately 66% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.
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

Radio Broadcasting Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2022, we have recorded approximately $2.2 billion in radio broadcasting licenses and goodwill, which represented approximately 66% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the periods in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.
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
Subsequent to the interim impairment assessment conducted during the second quarter of 2020, we continued to monitor these factors listed above. Due to the current economic and market conditions related to the COVID-19 pandemic, and a further contraction in the expected future economic and market conditions utilized in the interim impairment assessment conducted in the second quarter of 2020, primarily a decrease in market-specific revenue forecasts, we determined that changes in circumstances warranted an interim impairment assessment on certain of our broadcasting licenses during the third quarter of 2020. During the third quarter of 2020, we completed an interim impairment test for certain of our broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).

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
The Company determined that an interim impairment assessment was not required in the year 2021. During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
During the third quarter of 2022, the Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for its broadcasting licenses at the market level. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
During the fourth quarter of 2022, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.
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

Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year:

Estimates And Assumptions
	Fourth Quarter 2022	Third Quarter 2022	Fourth Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020
Discount rate	9.50%	9.50%	8.50%	8.50%	7.50%	8.00%
Operating profit margin ranges expected for average stations in the markets where the Company operates	18% to 33%	20% to 33%	20% to 33%	20% to 36%	24% to 36%	22% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company’s markets	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.6	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%
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
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our radio broadcasting licenses as of December 1, 2022, for 43 units of accounting (43 geographical markets) where the carrying value of the licenses is considered material to our financial statements. Markets with an immaterial carrying values were excluded.
Rather than presenting the percentage separately for each unit of accounting, management’s opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.

	Units of Accounting as of December 1, 2022 Based Upon the Valuation as of December 1, 2022 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	36	3	3	1
Carrying value (in thousands)	$1,947,616	$33,129	$102,569	$4,174
Broadcasting Licenses Valuation at Risk
After the interim impairment test conducted on our broadcasting licenses in the third quarter of 2022, the results indicated that there were 41 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 41 units of accounting had a carrying value of $2.0 billion at September 30, 2022. As discussed above, as a result of the interim impairment assessment conducted in the third quarter of 2022, we wrote down the carrying value of our broadcasting licenses in 38 markets.

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
Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 9.5% to 10.5%	10.2%
Reduction in forecasted growth rate (including long-term growth rate) to 0% for all markets	1.7%
Reduction in operating profit margin by 10%	2.3%

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
In October 2021, we completed the WideOrbit Streaming Acquisition. We operate WideOrbit Streaming under the name AmperWave ("AmperWave"). AmperWave represents a separate division one level beneath the single operating segment and its own reporting unit. For the goodwill acquired in the WideOrbit Streaming Acquisition, similar valuation techniques that were applied in the valuation of goodwill under purchase price accounting were also used in the annual impairment testing process. The valuation of the acquired reporting unit approximated fair value.
During the third quarter of 2022, the Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for its goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit.
During the fourth quarter of 2022, the Company completed its annual impairment test for its podcasting and AmperWave reporting units and determined that the fair value of the podcast reporting unit and the AmperWave reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.

Methodology - Goodwill
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
Assumptions and Results - Goodwill
The following table reflects certain key estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

		Estimates And Assumptions
	Fourth Quarter 2022	Third Quarter 2022	Fourth Quarter 2021	Fourth Quarter 2020
Discount rate - podcast reporting unit	11.00%	11.0%	9.50%	not applicable
Discount rate - QLGG reporting unit	not applicable	13.0%	12.00%	not applicable
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
Goodwill Valuation At Risk
Our remaining goodwill as of December 31, 2022 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019 and the goodwill acquired in the Podcorn Acquisition and AmperWave Acquisition in 2021.
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
Sensitivity of Key Goodwill Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our podcasting reporting unit, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Reporting Unit Carrying Value
Increase the discount rate from 11.0% to 12.0%	—%
Reduction in forecasted long-term growth rate to 0%	—%
Reduction in operating profit margin by 10%	—%

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
The discount rate to be used by a typical market participant reflects the risk inherent in future cash flows for the podcast reporting unit. The discount rate is calculated by weighting the required returns on interest-bearing indebtedness and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based upon data available for publicly traded companies in the podcasting space and the sports betting industry.
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
If the borrowing rates under LIBOR were to increase 1% above the current rates as of December 31, 2022, our interest expense on: (i) our Term B-2 Loan would increase $4.1 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of December 31, 2022.
We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could increase our exposure to variable rate indebtedness.
During the quarter ended June 30, 2019, we entered into the following derivative rate hedging transaction in the notional amount of $560.0 million to hedge our exposure to fluctuations in interest rates on our variable-rate debt. The notional amount of the hedging transaction reduces in June of each year and as of December 31, 2022, the notional amount was $220.0 million. This rate hedging transaction is tied to the one-month LIBOR interest rate.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$220.0		Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in long-term assets as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreements, or similar agreements that we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but we could recognize a loss in the event of nonperformance. Our derivative instrument asset as of December 31, 2022 was $4.0 million.
From time to time, we may invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. As of December 31, 2022, and December 31, 2021, we did not have any investments in money market instruments.
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
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Audacy, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

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

Radio Broadcast License Impairment Tests

As described further in Note 8 to the financial statements, the Company’s consolidated radio broadcast licenses balance was approximately $2.1 billion as of December 31, 2022. Management conducts its annual impairment test as of December 1 of each year. If there are changes in market conditions, events, or circumstances that occur during the interim periods that indicate the carrying value of its radio broadcast licenses may be impaired, management may conduct an interim test. The radio broadcast licenses are evaluated for impairment at the market level by comparing the fair value of the radio broadcast licenses to their carrying value. The Company performed two impairment tests during the year ended December 31, 2022, which resulted in an impairment charge of approximately $159 million recorded to the statement of operations. Fair value is estimated by management, with the assistance of a third-party valuation specialist, using the Greenfield method at the market level, which is a discounted cash flow approach (10-year income model) assuming a start-up scenario in which the only assets held by a market participant are the radio broadcasting licenses. Management’s cash flow projections for its radio broadcast licenses included significant judgments and assumptions relating to projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity from a market participant perspective, and the discount rate. We identified the impairment tests performed over the radio broadcast licenses as a critical audit matter.

The principal consideration for our determination that the radio broadcast licenses impairment tests is a critical audit matter is due to the significant judgment required by management when developing the inputs and assumptions utilized in the fair value measurement of the Company’s radio broadcast licenses. The subjectivity of the estimates increases the level of estimation uncertainty, auditor judgement and level of effort to evaluate management’s evidence supporting projected cash flow assumptions, including assumptions such as projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity from a market participant perspective, and the discount rate. In addition, the audit procedures involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence.

Our audit procedures related to the radio broadcast licenses impairment tests included the following, among others.

•Evaluated the design and tested the operating effectiveness of key controls relating to the impairment tests and valuation of the Company’s radio broadcast licenses. These procedures included, among others, testing management’s controls over the development of the fair value estimate and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.

•Tested the mathematical accuracy of the discounted cash flow model utilized by the Company in the impairment tests and the completeness, accuracy and relevance of underlying data used in the model.

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
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the internal control over financial reporting

We have audited the internal control over financial reporting of Audacy, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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
March 16, 2023

CONSOLIDATED FINANCIAL STATEMENTS OF AUDACY, INC.
AUDACY, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS:
Cash	$103,344	$59,439
Accounts receivable, net of allowance for doubtful accounts	261,357	276,044
Prepaid expenses, deposits and other	72,350	68,146
Total current assets	437,051	403,629
Investments	3,005	3,005
Net property and equipment	344,690	376,028
Operating lease right-of-use assets	211,022	229,607
Radio broadcasting licenses	2,089,226	2,251,546
Goodwill	63,915	82,176
Assets held for sale	5,474	1,033
Other assets, net of accumulated amortization	130,510	74,865
TOTAL ASSETS	$3,284,893	$3,421,889
LIABILITIES:
Accounts payable	$14,002	$18,897
Accrued expenses	72,488	68,423
Other current liabilities	80,549	84,130
Operating lease liabilities	40,815	39,598
Long-term debt, current portion	—	22,727
Total current liabilities	207,854	233,775
Long-term debt, net of current portion	1,880,362	1,782,131
Operating lease liabilities, net of current portion	196,654	217,281
Net deferred tax liabilities	453,378	487,665
Other long-term liabilities	26,026	48,832
Total long-term liabilities	2,556,420	2,535,909
Total liabilities	2,764,274	2,769,684
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS’ EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 141,159,834 in 2022 and 140,060,355 in 2021	1,412	1,401
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 in 2022 and 2021	40	40
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,676,843	1,671,195
Accumulated deficit	(1,160,618)	(1,020,142)
Accumulated other comprehensive income (loss)	2,942	(289)
Total shareholders’ equity	520,619	652,205
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,284,893	$3,421,889
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
NET REVENUES	$1,253,664	$1,219,404	$1,060,898
OPERATING EXPENSE:
Station operating expenses	1,030,487	976,973	907,796
Depreciation and amortization expense	65,786	52,238	50,231
Corporate general and administrative expenses	96,384	93,411	64,560
Integration costs	—	—	491
Restructuring charges	10,008	5,671	11,981
Impairment loss	180,543	2,214	264,432
Other expenses	688	992	553
Net gain on sale or disposal	(47,737)	(8,363)	(139)
Change in fair value of contingent consideration	(8,802)	—	—
Refinancing expenses	—	845	—
Total operating expense	1,327,357	1,123,981	1,299,905
OPERATING INCOME (LOSS)	(73,693)	95,423	(239,007)
NET INTEREST EXPENSE	107,491	91,511	87,096
Net (gain) loss on extinguishment of debt	—	8,168	—
Other income	(238)	(446)	—
OTHER (INCOME) EXPENSE	(238)	7,722	—
LOSS BEFORE INCOME TAX BENEFIT	(180,946)	(3,810)	(326,103)
INCOME TAX BENEFIT	(40,275)	(238)	(83,879)
NET LOSS	$(140,671)	$(3,572)	$(242,224)
NET LOSS PER SHARE - BASIC AND DILUTED	$(1.01)	$(0.03)	$(1.80)

WEIGHTED AVERAGE SHARES:
Basic	138,653,951	135,981,419	134,570,672
Diluted	138,653,951	135,981,419	134,570,672
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	YEARS ENDED
	December 31,
	2022	2021	2020
NET INCOME (LOSS)	$(140,671)	$(3,572)	$(242,224)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized gain (loss) on derivatives, net of taxes (benefit)	3,231	1,500	(1,650)

COMPREHENSIVE INCOME (LOSS)	$(137,440)	$(2,072)	$(243,874)
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(amounts in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2019	133,867,621	$1,339	4,045,199	$40	$1,655,781	$(775,578)	$(139)	$881,443
Net income (loss)	—	—	—	—	—	(242,224)	—	(242,224)
Compensation expense related to granting of stock awards	3,389,801	34	—	—	11,100	—	—	11,134
Issuance of common stock related to the Employee Stock Purchase Plan (“ESPP”)	165,756	1	—	—	239	—	—	240
Exercise of stock options	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	—	—	—
Purchase of vested employee restricted stock units	(509,803)	(5)	—	—	(1,522)	—	—	(1,527)
Payment of dividends on common stock	—	—	—	—	(3,443)	—	—	(3,443)
Dividend equivalents, net of forfeitures	—	—	—	—	—	765	—	765
Balance, Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(1,650)	(1,650)
Application of amended leasing guidance	—	—	—	—	—	—	—	—
Balance, December 31, 2020	136,913,375	1,369	4,045,199	40	1,662,155	(1,017,037)	(1,789)	644,738
Net income (loss)	—	—	—	—	—	(3,572)	—	(3,572)
Compensation expense related to granting of stock awards	3,226,962	32	—	—	11,153	—	—	11,185
Issuance of common stock related to the ESPP	106,049	1	—	—	315	—	—	316
Purchase of vested employee restricted stock units	(386,003)	(3)	—	—	(2,063)	—	—	(2,066)
Payment of dividends on common stock	—	—	—	—	(449)	—	—	(449)
Dividend equivalents, net of forfeitures	—	—	—	—	—	467	—	467
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,500	1,500
Balance, December 31, 2021	140,060,355	1,401	4,045,199	40	1,671,195	(1,020,142)	(289)	652,205
Net income (loss)	—	—	—	—	—	(140,671)	—	(140,671)
Compensation expense related to granting of stock awards	1,218,160	12	—	—	7,285	—	—	7,297
Issuance of common stock related to the ESPP	583,594	6	—	—	423	—	—	429
Exercise of stock options	—	—	—	—	—	—	—	—
Purchase of vested employee restricted stock units	(702,275)	(7)	—	—	(1,876)	—	—	(1,883)
Payment of dividends on common stock	—	—	—	—	(184)	—	—	(184)
Dividend equivalents, net of forfeitures	—	—	—	—	—	195	—	195
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	3,231	3,231
Balance, December 31, 2022	141,159,834	$1,412	4,045,199	$40	$1,676,843	$(1,160,618)	$2,942	$520,619
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$(140,671)	$(3,572)	$(242,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,786	52,238	50,231
Net amortization of deferred financing costs (net of original issue discount and debt premium)	4,092	4,030	586
Net deferred taxes (benefit) and other	(42,984)	13,721	(76,260)
Provision for bad debts	506	3,173	16,349
Net (gain) loss on sale or disposal of assets and businesses	(47,737)	(8,363)	(139)
Non-cash stock-based compensation expense	7,297	11,185	11,134
Net loss on extinguishment of debt	—	8,168	—
Deferred compensation	(4,145)	4,369	3,578
Impairment loss	180,543	2,214	264,432
Change in fair value of contingent consideration	(8,802)	1,117	—
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	14,181	(3,604)	86,662
Prepaid expenses and deposits	(4,204)	(20,623)	(22,041)
Accounts payable and accrued liabilities	(13,175)	14,344	(8,800)
Accrued interest expense	271	4,858	(77)
Accrued liabilities - long-term	(10,253)	(23,957)	822
Prepaid expenses - long-term	(163)	—	973
Net cash provided by (used in) operating activities	542	59,298	85,226
INVESTING ACTIVITIES:
Additions to property, equipment and software	(80,821)	(76,607)	(30,837)
Proceeds from sale of property, equipment, intangibles and other assets	58,589	6,321	10,817
Purchases of businesses and audio assets	(5,040)	(54,798)	(31,639)
Net cash provided by (used in) investing activities	(27,272)	(125,084)	(51,659)

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021	2020
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	585,000	—
Borrowing under the accounts receivable facility	—	75,000	—
Borrowing under the revolving senior debt	105,000	107,000	231,121
Payments of long-term debt	—	(121,635)	(15,994)
Payments of revolving senior debt	(22,727)	(124,000)	(233,394)
Retirement of notes	(10,000)	(400,000)	—
Payment of call premium and other fees	—	(14,500)	—
Payment for debt issuance costs	—	(10,491)	—
Proceeds from issuance of employee stock plan	429	316	240
Proceeds from the exercise of stock options	—	86	—
Purchase of vested employee restricted stock units	(1,883)	(2,066)	(1,527)
Payment of dividends on common stock	—	—	(2,692)
Payment of dividend equivalents on vested restricted stock units	(184)	(449)	(750)
Repurchase of common stock	—	—	—
Net cash provided by (used in) financing activities	70,635	94,261	(22,996)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,905	28,475	10,571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	59,439	30,964	20,393
CASH AND CASH EQUIVALENTS, END OF YEAR	$103,344	$59,439	$30,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$102,763	$82,476	$86,263
Income taxes	$(14,554)	$(300)	$2,724
See notes to consolidated financial statements.

AUDACY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
1.    BASIS OF PRESENTATION
Nature of Business – Audacy, Inc. (formerly Entercom Communications Corp.) (the “Company”) was formed as a Pennsylvania corporation in 1968. On April 9, 2021, the Company changed its name to Audacy, Inc. and changed its New York Stock Exchange ticker symbol from "ETM" to "AUD". The Company is the second-largest radio broadcasting company in the United States. The Company is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 15 markets and 21 of the top 25 markets.
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

The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic and current macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations and meet its covenant requirements for at least the next 12 months. Due to the impact of the macroeconomic conditions on the Company, management continues to execute on cash management and strategic operational plans including evaluation of contractual obligations, workforce reductions, management of operating expenses, initiating refinancing and amendment plans, and divesting non-strategic assets of the Company along with other cash and debt management plans for the benefit of the covenant calculation, as permitted under the credit agreement related to both its Credit Facility and Accounts Receivable Facility (as such terms are defined in Note 12 below). However, the Company is unable to predict with certainty the impact of the COVID-19 pandemic and current macroeconomic conditions will have on its ability to refinance or amend the arrangements or maintain compliance with the debt covenants contained in the credit agreement related to both its Credit Facility and Accounts Receivable Facility (as such terms are defined in Note 12 below), including financial covenants. The Company was in compliance with such covenants at December 31, 2022. Failure to meet the covenant requirements in the future would cause the Company to be in default and the maturity of the related debt could be accelerated and become immediately payable. This may require the Company to obtain waivers or amendments in order to maintain compliance and there can be no certainty that any such waiver or amendment would be available, or what the cost of such waiver or amendment, if obtained, would be.

If the Company is unable to obtain necessary waivers or amendments and the debt is accelerated, the Company would be required to obtain replacement financing at prevailing market rates, which may not be favorable to the Company. There is no guarantee that the Company would be able to satisfy its obligations if any of its indebtedness is accelerated. In 2024, $887.4 million of debt is set to mature beginning in July 2024.

In the event revenues in future quarters are lower than we currently anticipate, we would be forced to take additional remedial actions which could include, among other things (and where allowed by the lenders): (i) implementing further cost reductions; (ii) seeking replacement financing; (iii) raising funds through the issuance of additional equity or debt securities or incurring additional borrowings; or (iv) disposing of additional certain assets or businesses. Such remedial actions, which may not be available on favorable terms or at all, could have a material adverse impact on our business.
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year, which did not have a material impact on the Company’s previously reported financial statements.
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
The SPV is considered a Variable Interest Entity ("VIE") (the "SPV VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the year ended December 31, 2022 or is expected to be provided in the future that was not previously contractually required. As of December 31, 2022, the SPV has $230.6 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
Consolidated VIE - Qualified Intermediary

Periodically, the Company enters into like-kind exchange agreements upon the disposition or acquisition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a third party qualified intermediary ("QI") and are unavailable for the Company's use until released. The proceeds are recorded as restricted cash on the consolidated balance sheets and released: (i) if they are utilized as part of a like-kind exchange agreement, (ii) if the Company does not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.
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
Total results of operations of the VIE for the year ended ended December 31, 2022 were not significant. Restrictions on cash balances held by the VIE lapsed during the third quarter of 2022. As a result, the Company does not present restricted cash at December 31, 2022. The VIE had no other assets or liabilities as of December 31, 2022. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors.
Reportable Segment – The Company operates under one reportable business segment for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.
Operating Segment - The Company has one operating segment and one reportable segment. This conclusion was reached considering factors including, but not limited to: (i) the favorable impact of the significant synergies generated through more centralized operating activities; and (ii) how the value of the portfolio of radio markets is greater than the sum of the value of the individual radio markets in that portfolio. These factors impact how the Chief Operating Decision Maker ("CODM") evaluates the results of a significantly larger company and how operating decisions are made, which are now performed at the Company level.

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
Depreciation expense for property and equipment is reflected in the following table:

	Property And Equipment
	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Depreciation expense	$31,471	$32,847	$33,618
As of December 31, 2022, the Company had capital expenditure commitments outstanding of $10.7 million.
The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period				Property And Equipment
	In Years				December 31,
	From		To		2022	2021
Land, land easements and land improvements	0		15		$99,141	$105,514
Buildings	20		40		37,166	37,177
Equipment	3		40		223,880	227,824
Furniture and fixtures	5		10		19,779	20,619
Leasehold improvements and other		*		*	113,264	119,974
					493,230	511,108
Accumulated depreciation					(238,439)	(223,378)
					254,791	287,730
Capital improvements in progress					89,899	88,298
Net property and equipment					$344,690	$376,028
*    Shorter of economic life or lease term
Long-Lived Assets - The Company's long-lived assets include property and equipment, broadcasting licenses (subject to an eight-year renewal cycle), goodwill, deferred charges, and other assets. See Note 8, Intangible Assets And Goodwill, for further discussion. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.

If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, an impairment assessment would be performed and if necessary, a write-down of the asset would be recorded through a charge to operations. The determination and measurement of the fair value of long-lived assets requires the use of significant judgments and estimates. Future events may impact these judgments and estimates.
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
The following table presents the amounts of unearned revenues as of the periods indicated:

		Unearned Revenues
		December 31,
	Balance Sheet Location	2022	2021
		(amounts in thousands)
Current	Other current liabilities	$13,687	$10,638
Long-term	Other long-term liabilities	$403	$474
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
During the first and fourth quarter of 2021, the Company refinanced certain of its outstanding debt. In each refinancing event, a portion of the Company’s outstanding debt was accounted for as an extinguishment. See Note 12, Long-Term Debt for a discussion of the Company’s long-term debt.
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
The Company does not have restricted cash on its balance sheet at December 31, 2022 and 2021. As of December 31, 2022, and 2021, the Company had no other cash equivalents on hand.
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
Investments – For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2022, and 2021, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.
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
Advertising and Promotion Costs – Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2022, 2021, and 2020, the costs incurred were $2.9 million, $2.3 million, and $1.2 million.
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
Software Costs – The Company capitalizes direct internal and external costs incurred to develop internal-use software during the application development stage. Internal-use software includes website development activities such as the planning and design of additional functionality and features for existing sites and/or the planning and design of new sites. Costs related to the maintenance, content development and training of internal-use software are expensed as incurred. Capitalized costs are amortized over the estimated useful life of 3 years using the straight-line method.
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
2022 Dispositions
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
During the third quarter of 2022, the Company entered into an agreement to dispose of land and equipment in Nevada. On November 2, 2022 the Company completed the sale of land and equipment for $39.1 million cash and reported a gain of approximately $35.3 million.
Beasley Exchange
On December 22, 2022, the Company completed a transaction with Beasley Media Group Licenses, LLC and Beasley Media Group, LLC. ("Beasley") in which the Company exchanged its Station KXTE located in Pahrump, Nevada for Beasley's Station KDWN located in Las Vegas, Nevada (the "Beasley Vegas Exchange"). The Company and Beasley began programming the respective stations under local marketing agreements ("LMAs") on November 14, 2022. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with the KXTE (the "divested station") and included net revenues and station operating expenses associated with KDWN (the "acquired station").
Upon completion of the Beasley Vegas Exchange, the Company: (i) removed from its consolidated balance sheet the assets of the divested station; (ii) recorded the assets of the acquired station at fair value; and (iii) recognized a loss on the exchange of approximately $2.0 million.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Net property and equipment	$535
Total tangible property	535
Radio broadcasting licenses	2,002
Total intangible assets	$2,002
Total assets	$2,537

2021 WideOrbit Streaming Acquisition
On October 20, 2021, the Company completed an acquisition of WideOrbit's digital audio streaming technology and the related assets and operations of WideOrbit Streaming for approximately $40.0 million (the "WideOrbit Streaming Acquisition"), which included certain employees. The assets acquired included $31.5 million of developed technology and $8.0 million of intangible licenses. The Company determined this acquisition was a business combination. The Company will operate WideOrbit Streaming under the name AmperWave ("AmperWave"). The Company funded this acquisition through a draw on its revolving credit facility (the "Revolver"). The Company's consolidated financial statements for the year ended December 31, 2022 reflect the results of AmperWave and based upon the timing of the WideOrbit Streaming Acquisition, the Company's consolidated financial statements for the year ended December 31, 2021 , reflect the results of AmperWave for the portion of the period after the completion of the acquisition. The Company's consolidated financial statements for the year ended December 31, 2020 do not reflect the results of AmperWave.
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
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired..

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
Upon completion of the Urban One Exchange, the Company: (i) removed from its consolidated balance sheet the assets of the divested stations, which were previously classified as assets held for sale; (ii) recorded the assets of the acquired stations at fair value; and (iii) recognized a gain on the exchange of approximately $4.0 million. The Company's consolidated financial statements for the year ended December 31, 2022 reflect the results of the Urban One Exchange and based upon the timing of the Urban One Exchange, the Company's consolidated financial statements for the year ended December 31, 2021; (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect and after the completion of the Urban One Exchange; and (b) do not reflect the results of the divested stations. The Company's consolidated financial statements for the year ended December 31, 2020: (a) reflect the results of the acquired stations for the portion of the period in which the LMAs were in effect; and (b) reflect the results of the divested stations until the commencement date of the LMAs.
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
2021 Podcorn Acquisition
On March 9, 2021, the Company completed the acquisition of podcast influencers marketplace, Podcorn Media, Inc. ("Podcorn") for $14.6 million in cash plus working capital and a performance-based earnout over the next two years (the "Podcorn Acquisition"). The Company's consolidated financial statements for the year ended December 31, 2022 reflect the results of Podcorn and the Company's consolidated financial statements for the year ended December 31, 2021 reflect the results of Podcorn for the portion of the period after the completion of the Podcorn Acquisition. The Company's consolidated financial statements for the years ended December 31, 2020 do not reflect the results of Podcorn.
The Podcorn Acquisition includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to the former owners of Podcorn based upon the achievement of certain annual performance benchmarks over a two-year period. A portion of the contingent consideration could be paid out in 2023 and a portion of the contingent consideration could be paid out in 2024. The timing of the payment of the contingent consideration is dependent upon Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the two-year period is between $0 and $45.2 million. The fair value of the contingent consideration recognized on the acquisition date of $7.7 million was estimated by applying probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values, as defined in the purchase agreement, for 2022 and 2023, and the discount rate. Since the acquisition date, changes in the projected Adjusted EBITDA and fluctuations in the market-based inputs used to develop the discount rate resulted in a reduction in the discount rate. As a result, the fair value of the contingent consideration at December 31, 2022 decreased $8.8 million to $0.1 million. Changes in the fair value of the contingent considerations are recorded to the Station Operating Expenses line item on the Statement of Operations.
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
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired and liabilities assumed..

Final Value
(amounts in thousands)
Assets
Cash	$702
Prepaid expenses, deposits and other	18
Other assets, net of accumulated amortization	2,545
Goodwill	19,637
Deferred tax asset	72
Net working capital	63
Preliminary fair value of net assets acquired	$23,037

2020 QL Gaming Group Acquisition
On November 9, 2020, the Company completed the acquisition of sports data and iGaming affiliate platform QL Gaming Group ("QLGG") in an all cash deal for approximately $32 million (the "QLGG Acquisition"). Based upon the timing of the QLGG Acquisition, the Company's consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 reflect the results of QLGG and the Company's consolidated financial statements for the year ended December 31, 2020, reflect the results of QLGG for the portion of the period after the completion of the QLGG Acquisition.
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

Final Value
(amounts in thousands)
Assets
Net property and equipment	$8
Other assets, net of accumulated amortization	14,608
Goodwill	18,127
Total intangible and other assets	32,735
Deferred tax liabilities	(1,152)
Net working capital	12
Preliminary fair value of net assets acquired	$31,603
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
Merger and Acquisition Costs
Merger and acquisition costs are expensed and are included within Other expenses in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred consist primarily of legal, professional and advisory services related to the acquisition activities described above.
Unaudited Pro Forma Summary of Financial Information
The following unaudited pro forma information for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, assumes that: (i) the acquisitions in 2022 had occurred as of January 1, 2021; (ii) the acquisitions in 2021 had occurred as of January 1, 2020; and (iii) the acquisition in 2020 had occurred as of January 1, 2019.
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

	Years Ended December 31
	2022	2021	2020
	(amounts in thousands, except per share data)
	Actual	Pro Forma	Pro Forma
Net revenues	$1,253,664	$1,223,008	$1,069,040
Net income (loss)	$(140,671)	$(8,670)	$(254,443)
Net income (loss) per common share - basic	$(1.01)	$(0.06)	$(1.89)
Net income (loss) per common share - diluted	$(1.01)	$(0.06)	$(1.89)
Weighted shares outstanding basic	138,654	135,981	134,571
Weighted shares outstanding diluted	138,654	135,981	134,571

4.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Years Ended December 31
	2022	2021	2020
	(amounts in thousands)
Workforce reduction	$6,058	$5,521	$11,885
Costs to exit duplicative contracts	$1,450	—	—
Other restructuring costs	2,500	150	96
Total restructuring charges	$10,008	$5,671	$11,981
Restructuring Plan
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
In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there was minimal sublease income. Of the restructuring charges unpaid and outstanding at December 31, 2022, no amount relates to the CBS Radio restructuring plan.
The estimated amount of unpaid restructuring charges as of December 31, 2022 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Restructuring charges and lease abandonment costs, beginning balance	$2,623	$2,988	$4,251
Additions	10,008	5,671	11,981
Payments	(9,881)	(6,036)	(13,244)
Restructuring charges and lease abandonment costs unpaid and outstanding	2,750	2,623	2,988
Restructuring charges and lease abandonment costs - noncurrent portion	—	—	(812)
Restructuring charges and lease abandonment costs - current portion	$2,750	$2,623	$2,176

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
Contract Balances
Refer to the table below for information about receivables, contract assets (unbilled receivables) and contract liabilities (unearned revenue) from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.8 million and $2.8 million as of December 31, 2022, and December 31, 2021, respectively.

	December 31,
Description	2022	2021
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$260,509	$273,217
Unearned revenue - current	13,687	10,638
Unearned revenue - noncurrent	403	474
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

Significant changes in the contract liabilities balances during the period are as follows:

Year Ended December 31, 2022
Description	Unearned Revenue
(amounts in thousands)
Beginning balance on January 1, 2022	$11,112
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(11,112)
Additions, net of revenue recognized during period	14,090
Ending balance	$14,090
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended
	December 31,
	2022	2021	2020
Revenue by Source	(amounts in thousands)
Spot revenues	$798,006	$799,687	$705,743
Digital revenues	259,135	237,824	189,988
Network revenues	89,897	84,089	80,346
Sponsorships and event revenues	60,074	52,319	42,478
Other revenues	46,552	45,485	42,343
Net revenues	$1,253,664	$1,219,404	$1,060,898
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
The Company has contracts with customers which will result in the recognition of revenue beyond one year. From these contracts, the Company expects to recognize $0.4 million of revenue in excess of one year.
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
The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	Net Accounts Receivable
	December 31,
	2022	2021
	(amounts in thousands)
Accounts receivable	$270,781	$291,128
Allowance for doubtful accounts and sales reserves	(9,424)	(15,084)
Accounts receivable, net of allowance for doubtful accounts and sales reserves	$261,357	$276,044
See the table in Note 10, Other Current Liabilities, for accounts receivable credits outstanding as of the periods indicated.
The following table presents the changes in the allowance for doubtful accounts:

Changes In Allowance For Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2022	$9,949	$506	$(4,153)	$6,302
December 31, 2021	$14,458	$3,173	$(7,682)	$9,949
December 31, 2020	$8,265	$16,349	$(10,156)	$14,458
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

The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Revenues	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2022	$5,135	$4,324	$(6,337)	$3,122
December 31, 2021	$4,452	$5,586	$(4,903)	$5,135
December 31, 2020	$9,250	$8,768	$(13,566)	$4,452

7.    LEASES
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
Lease Expense
The components of lease expense were as follows:

	Lease Cost
	For the Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Operating lease cost	$50,379	$48,999	$49,061
Variable lease cost	11,101	11,517	10,575
Short-term lease cost	—	—	—
Total lease cost	$61,480	$60,516	$59,636
Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
Description	2022	2021	2020
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities	$54,487	$53,838	$53,237
Lease liabilities arising from obtaining right-of-use assets	$33,185	$28,608	$11,851

Supplemental balance sheet information related to leases was as follows:

Description	December 31, 2022	December 31, 2021
	(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$211,022	$229,607

Operating lease liabilities (current)	40,815	39,598
Operating lease liabilities (noncurrent)	196,654	217,281
Total operating lease liabilities	$237,469	$256,879

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	7 years	7 years

Weighted Average Discount Rate
Operating leases	4.7%	4.7%
Maturities
The aggregate maturities of the Company’s lease liabilities as of December 31, 2022, are as follows:

Lease Maturities
Operating Leases
(amounts in thousands)
Years ending Years ending December 31:
2023	$53,136
2024	48,365
2025	42,303
2026	35,919
2027	29,135
Thereafter	71,134
Total lease payments	279,992
Less: imputed interest	(42,523)
Total	$237,469

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
The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 3, Business Combinations, and Note 22, Assets Held For Sale, for additional information.

	Broadcasting Licenses Carrying Amount
	December 31, 2022	December 31, 2021
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,251,546	$2,229,016
Disposition of radio stations (see Note 3)	(4,377)	—
Acquisitions (see Note 3)	2,002	23,233
Loss on impairment (See Note 14)	(159,089)	—
Assets held for sale (see Note 22)	(856)	(703)
Ending period balance	$2,089,226	$2,251,546

The following table presents the changes in goodwill. Refer to Note 3, Business Combinations, for additional information.

	Goodwill Carrying Amount
	December 31, 2022	December 31, 2021
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,723	$1,042,762
Accumulated loss on impairment as of January 1,	(980,547)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	82,176	62,215
Loss on impairment	(18,126)	—
Acquisitions (see Note 3)	—	20,099
Measurement period adjustments to acquired goodwill	(135)	(138)
Ending period balance	$63,915	$82,176
Goodwill balance before cumulative loss on impairment as of December 31,	$1,062,588	$1,062,723
Accumulated loss on impairment as of December 31,	(998,673)	(980,547)
Goodwill ending balance as of December 31,	$63,915	$82,176
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
Broadcasting Licenses Impairment Test
Due to the economic and market conditions related to the COVID-19 pandemic, and a contraction in the expected future economic and market conditions utilized in the annual impairment test conducted in the fourth quarter of 2019, the Company determined that the changes in circumstances warranted an interim impairment assessment on its broadcasting licenses during the second quarter of 2020. Due to changes in facts and circumstances, the Company revised its estimates with respect to projected operating performance and discount rates used in the interim impairment assessment.
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
Subsequent to the interim impairment assessment conducted during the second quarter of 2020 , the Company continued to monitor these factors listed above and determined that changes in circumstances warranted an interim impairment assessment on certain of its broadcasting licenses during the third quarter of 2020. During the third quarter of 2020, the Company completed an interim impairment test for certain of its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $11.8 million, ($8.7 million, net of tax).
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
The Company determined that an interim impairment assessment was not required in the year 2021. During the fourth quarter of 2021, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company's markets and, accordingly, no impairment was recorded.
During the third quarter of 2022, the Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for its broadcasting licenses at the market level. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax).
During the fourth quarter of 2022, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.
Methodology - Broadcasting Licenses
The Company performs its broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a ten-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values.
The methodology used by the Company in determining its key estimates and assumptions was applied consistently to each market. Of the seven variables identified above, the Company believes that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.
Assumptions and Results – Broadcasting Licenses

The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Fourth Quarter 2022	Third Quarter 2022	Fourth Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020
Discount rate	9.50%	9.50%	8.50%	8.50%	7.50%	8.00%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 33%	20% to 33%	20% to 33%	20% to 36%	24% to 36%	22% to 36%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.6%	0.0% to 0.7%	0.0% to 0.8%
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
The podcast reporting unit goodwill, primarily consisting of acquired goodwill from the Cadence13 Acquisition and the Pineapple Acquisition, was subject to a qualitative annual impairment test conducted in the fourth quarter 2020. As a result of the qualitative impairment test, the Company determined it was more likely than not that the fair value of the podcast reporting unit, consisting of goodwill acquired in the Cadence13 Acquisition and the Pineapple Acquisition exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no impairment was recorded.
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
During the third quarter of 2022, the Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for its goodwill at the podcast reporting unit and the QLGG reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit.
During the fourth quarter of 2022, the Company completed its annual impairment test for its podcasting reporting unit and determined that the fair value of its podcast reporting unit was greater than the carrying value and, accordingly, no impairment was recorded.
Methodology - Goodwill
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
The Company elected to bypass the qualitative assessment for the annual impairment tests of its podcast reporting unit AmperWave and proceeded directly to the quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's goodwill. The AmperWave reporting unit was tested as a part of the annual impairment testing using a qualitative assessment.
Assumptions And Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2022	Third Quarter 2022	Fourth Quarter 2021	Fourth Quarter 2020
Discount rate - podcast reporting unit	11.0%	11.0%	9.5%	not applicable
Discount rate - QLGG reporting unit	not applicable	13.0%	12.0%	not applicable
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
(B) Definite-Lived Intangibles
The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2022, 2021 and 2020, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.
See Note 9, Other Assets, for: (i) a listing of the assets comprising definite-lived assets, which are included in other assets on the balance sheets; (ii) the amount of amortization expense for definite-lived assets; and (iii) the Company’s estimate of amortization expense for definite-lived assets in future periods.

9.    OTHER ASSETS
Other assets consist of the following:

	Other Assets
	December 31,
	2022			2021
	Asset	Accumulated Amortization	Net	Asset	Accumulated Amortization	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts	$1,362	$1,362	$—	$1,362	$1,313	$49	Term of contract
Advertiser lists and customer relationships	31,674	30,973	701	31,674	26,066	5,608	3 to 5 years
Other definite-lived assets	26,761	15,095	11,666	26,922	12,302	14,620	Term of contract
Total definite-lived intangibles	59,797	47,430	12,367	59,958	39,681	20,277
Debt issuance costs	3,550	616	2,934	3,550	501	3,049	Term of debt
Prepaid assets - long-term	141	—	141	2,002	—	2,002
Software costs and other	163,511	48,443	115,068	73,093	23,556	49,537
	$226,999	$96,489	$130,510	$138,603	$63,738	$74,865
The following table presents the various categories of amortization expense, including deferred financing costs which are reflected as interest expense:

	Amortization Expense
	Other Assets
	For The Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Definite-lived assets	$9,427	$10,140	$8,861
Deferred financing expense	5,116	5,613	3,981
Software costs	24,888	9,251	7,752
Total	$39,431	$25,004	$20,594
The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (i) other assets; and (ii) definite-lived assets:

	Future Amortization Expense
	Total	Other	Definite-Lived Assets
Years ending December 31,	(amounts in thousands)
2023	$38,245	$36,383	$1,862
2024	36,385	35,223	1,162
2025	23,540	22,378	1,162
2026	5,237	4,499	738
2027	5,152	4,499	653
Thereafter	8,814	3,749	5,065
Total	$117,373	$106,731	$10,642

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	December 31,
	2022	2021
	(amounts in thousands)
Accrued compensation	$25,730	$35,917
Accounts receivable credits	4,333	2,506
Advertiser obligations	6,465	2,504
Accrued interest payable	14,933	14,662
Unearned revenue	13,687	10,638
Unfavorable sports liabilities	—	4,492
Accrued Sports Rights	3,397	1,085
Accrued benefits	7,640	5,809
Non-income tax liabilities	1,804	1,897
Other	2,560	4,620
Total other current liabilities	$80,549	$84,130

11.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following as of the periods indicated:

	Other Long-Term Liabilities
	December 31,
	2022	2021
	(amounts in thousands)
Deferred compensation	$24,123	$32,730
Unfavorable sports liabilities	—	3,867
Unearned revenue	403	474
Other	1,500	11,761
Total other long-term liabilities	$26,026	$48,832

12.    LONG-TERM DEBT
Long-term debt was comprised of the following as of December 31, 2022:

	Long-Term Debt
	December 31,
	2022	2021
	(amounts in thousands)
Credit Facility
Revolver	$180,000	$97,727
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	1,116	1,397
	813,531	731,539
2027 Notes
6.500% notes due May 1, 2027	460,000	470,000
Plus unamortized premium	3,220	3,964
	463,220	473,964
2029 Notes
6.750% notes, due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	23	764
Total debt before deferred financing costs	1,891,774	1,821,267
Current amount of long-term debt	—	(22,727)
Deferred financing costs (excludes the revolving credit)	(11,412)	(16,409)
Total long-term debt, net of current debt	$1,880,362	$1,782,131
Outstanding standby letters of credit	$5,909	$6,069

(A) Senior Debt
The 2027 Notes
During the second quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp. (formerly, Entercom Media Corp.) ("Audacy Capital Corp."), issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").
Interest on the Initial 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the Initial 2027 Notes could be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the Initial 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.
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
During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). As of December 31, 2021, the Additional Notes were treated as a single series with the $325.0 million Initial 2027 Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. As of December 31, 2021, the unamortized premium on the Notes was reflected on the balance sheet as an addition to the Notes.
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
During the fourth quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued $45.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes"). The Additional 2027 Notes were issued as additional notes under the Indenture. The Additional 2027 Notes are treated as a single series with the $325.0 million Initial 2027 Notes and the $100.0 million Additional Notes (collectively, the "2027 Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional 2027 Notes were issued at a price of 100.750% of their principal amount. The premium on the Additional 2027 Notes will be amortized over the term under the effective interest rate method. As of any reporting period, the unamortized premium on the 2027 Notes is reflect on the balance sheet as an addition to the 2027 Notes.
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
During the second quarter of 2022, the Company repurchased $10.0 million of its 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the 2027 Notes.
The 2027 Notes are not a registered security and there are no plans to register the 2027 Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries as of December 31, 2022, and 2021 and for the years ended December 31, 2022, 2021 and 2020.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is comprised of a $227.3 million Revolver and the Term B-2 Loan as of December 31, 2022.
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
As a result, approximately $227.3 million (the "New Class Revolver") of the $250.0 million Revolver has a maturity date of August 19, 2024, and approximately $22.7 million (the "Original Class Revolver") of the $250.0 million Revolver had a maturity date of November 17, 2022.
The Original Class Revolver provided for interest based upon the Base Rate or LIBOR plus a margin. The Base Rate was the highest of: (i) the administrative agent's prime rate; (ii) the Federal Reserve Bank of New York's Rate plus 0.5%; or (iii) the one month LIBOR Rate plus 1.0%. The margin could increase or decrease based upon the Consolidated Net Secured Leverage Ratio as defined in the agreement. The initial margin was at LIBOR plus 2.25% or the Base Rate plus 1.25%.
The New Class Revolver provides for interest based upon the Base Rate or LIBOR plus a margin. The margin may increase or decrease based upon the Consolidated Net First-Lien Leverage Ratio as defined in the agreement. The initial margin is LIBOR plus 2.00% or the prime rate plus 1.00%.
In addition, the Original Class Revolver required and the New Class Revolver requires the payment of a commitment fee ranging from 0.375% per annum to 0.5% per annum on the undrawn amount. As of December 31, 2022, the amount available under the Revolver, which includes the impact of outstanding letters of credit, was $41.5 million.
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
Failure to comply with the Company’s financial covenant or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any required relief from its lenders would result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt repayment could have a material adverse effect on its business. The Company may seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may result in higher interest rates.
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
The Credit Facility - Amendment No. 5
On July 20, 2020, Audacy Capital Corp., entered into an amendment ("Amendment No. 5") to the Credit Agreement, dated October 17, 2016 (as previously amended, the "Existing Credit Agreement" and, as amended by Amendment No. 5, the "Credit Agreement"), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Amendment No. 5, among other things:
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
As of December 31, 2022, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
The Credit Facility - Amendment No. 6
On March 5, 2021, Audacy Capital Corp., entered into an amendment ("Amendment No. 6") to the Credit Agreement, dated October 17, 2016 (as previously amended, the “Existing Credit Agreement” and, as amended by Amendment No. 6, the “Credit Agreement”), with the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
Under the Existing Credit Agreement, during the Covenant Relief Period the Company was subject to a $75.0 million limitation on investments in joint ventures, Affiliates, Unrestricted Subsidiaries and Non-Guarantor Subsidiaries (each as defined in the Existing Credit Agreement) (the “Covenant Relief Period Investment Limitation”). Amendment No. 6, among other things, excludes from the Covenant Relief Period Investment Limitation any investments made in connection with a permitted receivables financing facility. The covenant relief period provided by this amendment has expired.
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
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either one-month SOFR or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to either: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements.
The Agreements contain representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The Receivables Purchase Agreement also contains customary default and termination provisions which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the

Originators, or the Company, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios. Specifically, the Receivables Facility requires the Company to comply with a maximum Consolidated Net First-Lein Leverage Ratio that cannot exceed 4.0 times at December 31, 2022. As of December 31, 2022, the Company’s Consolidated Net First-Lein Leverage Ratio was 3.9 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain minimum liquidity of $25.0 million. This threshold was previously $75.0 million but was amended on January 27, 2023 reducing the minimum liquidity to $25.0 million.
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
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. At December 31, 2022, the Company had outstanding borrowings of $75.0 million under the Receivables Facility.
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

(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Interest expense	$103,470	$87,530	$86,579
Amortization of deferred financing costs	5,115	5,613	3,981
Amortization of original issue discount (premium) of senior notes	(1,024)	(1,582)	(3,395)
Interest income and other investment income	(70)	(50)	(69)
Total net interest expense	$107,491	$91,511	$87,096
The weighted average interest rate under the Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 6.8% as of December 31, 2022; and (ii) 2.6% as of December 31, 2021.
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
(E) Aggregate Principal Maturities
The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

	Principal Debt Maturities
	Term B-2 Loan	Revolver	2027 Notes	2029 Notes	Accounts Receivable Facility	Other	Total
	(amounts in thousands)
Years ending December 31
2023	$—	$—	$—	$—	—	$—	$—
2024	632,415	180,000	—	—	75,000	23	887,438
2025	—	—	—	—	—	—	—
2026	—	—	—	—	—	—	—
2027	—	—	460,000	—	—	—	460,000
Thereafter	—	—	—	540,000	—	—	540,000
Total	$632,415	$180,000	$460,000	$540,000	$75,000	$23	$1,887,438
(F) Outstanding Letters of Credit
The Company is required to maintain standby letters of credit in connection with insurance coverage as described in Note 23, Contingencies And Commitments.

(G) Guarantor and Non-Guarantor Financial Information
As of December 31, 2022, most of the direct and indirect subsidiaries of Audacy Capital Corp. are guarantors of Audacy Capital Corp.’s obligations under the Credit Facility, the Notes and the Senior Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the 2027 Notes and the 2029 Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.
The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2022, these restrictions did not apply.
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
Hedge Accounting Treatment
During the quarter ended June 30, 2019, the Company entered into a derivative rate hedging transaction in the aggregate notional amount of $560.0 million to manage interest rate risk on the Company’s variable rate debt. The notional amount of the hedging transaction reduces in June of each year and as of December 31, 2022, the notional amount was $220.0 million. During the period of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction. This transaction is tied to the one-month LIBOR interest rate. Under the Collar transaction, two separate agreements are established with an upper limit, or cap, and a lower limit, or floor, for the Company’s LIBOR borrowing rate. As of December 31, 2022, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
For the year ended December 31, 2022, the Company recorded the net change in the fair value of this derivative as a gain of $3.2 million (net of a tax benefit of $1.2 million as of December 31, 2022) to the statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of December 31, 2022, the fair value of these derivatives was an asset of $4.0 million, and is recorded as other assets on the balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of December 31, 2022, and December 31, 2021:

	Accumulated Derivative Gain (Loss)
Description	December 31, 2022	December 31, 2021
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$2,942	$(289)
The following table presents the accumulated net derivative gain (loss) recorded in accumulated other comprehensive income (loss) for the years ended December 31, 2022 , 2021 and 2020 :

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)			Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Years Ended December 31,
2022	2021	2020	2022	2021	2020
(amounts in thousands)
$3,231	$1,500	$(1,650)	$232	$1,176	$663
Undesignated Derivatives
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on SOFR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of December 31, 2022, the notional investments underling the TRS amounted to $24.1 million. The contract term of the TRS is through April 2023 and is settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.
For the year ended December 31, 2022, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $4.6 million benefit. Of this amount, a $1.5 million benefit was recorded in corporate, general and administrative expenses and $3.1 million benefit was recorded in station operating expenses.

14.     IMPAIRMENT LOSS

The following table presents the various categories of impairment loss:

	Impairment Loss
	For The Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Broadcasting licenses	$159,089	$—	$261,929
Goodwill	18,126	—	—
ROU Asset	2,892	556	1,064
Property and equipment and other	436	1,658	1,439
Total	$180,543	$2,214	$264,432
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
Dividends
Following the payment of the quarterly dividend for the first quarter of 2020, the Company suspended its quarterly dividend program. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company's Credit Facility and the Notes.
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
The Company did not pay any dividends during the years ended December 31, 2022 and 2021.
Dividend Equivalents
The Company’s grants of restricted stock units ("RSUs") include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.
The following table presents the amounts accrued and unpaid on unvested RSUs:

	Balance Sheet Location	Dividend Equivalent Liabilities
		December 31,
		2022	2021
		(amounts in thousands)
Short-term	Other current liabilities	$229	$351
Long-term	Other long-term liabilities	1	92
Total		$230	$443
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

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Shares of stock deemed repurchased	702	386	510
Amount recorded as financing activity	$1,883	$2,066	$1,527
Employee Stock Purchase Plan
On May 10, 2022 the Company approved an amendment and restatement of the Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares available for issuance thereunder.
The Company’s ESPP allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the amended ESPP is 2.0 million. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code (the "Code"). The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense. Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP. The ESPP resumed on July 1, 2021 and suspended again effective January 1, 2023. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Number of shares purchased	584	106	166
Non-cash compensation expense recognized	$64	$47	$43
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
During the years ended December 31, 2022, 2021 and 2020, the Company did not repurchase any shares under the 2017 Share Repurchase Program.

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
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net income (loss)	$(140,671)	$(3,572)	$(242,224)
Denominator
Basic weighted average shares outstanding	138,653,951	135,981,419	134,570,672
Net income (loss) per share - Basic	$(1.01)	$(0.03)	$(1.80)
Diluted Income (Loss) Per Share
Numerator
Net income (loss)	$(140,671)	$(3,572)	$(242,224)
Denominator
Basic weighted average shares outstanding	138,653,951	135,981,419	134,570,672
Effect of RSUs and options under the treasury stock method	—	—	—
Diluted weighted average shares outstanding	138,653,951	135,981,419	134,570,672
Net income (loss) per share - Diluted	$(1.01)	$(0.03)	$(1.80)
Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Impact Of Equity Awards
	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive	anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	—	609	609
Price range of options excluded: from	$—	$3.54	$3.54
Price range of options excluded: to	$—	$13.98	$13.98
RSUs with service conditions	3,687	464	2,689
Excluded RSUs with service and market conditions as market conditions not met	750	75	—
Excluded shares as anti-dilutive when reporting a net loss	881	2,206	139

17.    SHARE-BASED COMPENSATION
Equity Compensation Plan
On May 10, 2022, the Company approved the Audacy 2022 Equity Compensation Plan (the “Plan”) and terminated the existing Audacy Equity Compensation Plan and the Audacy Acquisition Equity Compensation Plan, subject to the continued

vesting of equity awards that were still outstanding under those plans. The Plan will continue in effect for a term of ten years unless terminated or amended earlier pursuant to the termination provisions under the Plan.
Under the Plan, the Company is permitted to grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Dividend Equivalents. The maximum aggregate number of shares that may be issued under the Plan is equal to 11.75 million shares. As of December 31, 2022, the shares available for grant were 9.8 million shares.
Accounting for Share-Based Compensation
The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The fair value is determined at the time of grant: (i) using the Company’s stock price for RSUs; (ii) using the Black Scholes model for options and (iii) and using a Monte Carlo simulation lattice model for RSUs with service and market conditions . The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Forfeitures are recognized as they occur.
RSU Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2022
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2021	7,342
RSUs awarded	December 31, 2022	1,776
RSUs released	December 31, 2022	(2,371)
RSUs forfeited	December 31, 2022	(677)
RSUs outstanding as of:	December 31, 2022	6,070	$—	0.8	$1,311
RSUs vested and expected to vest as of:	December 31, 2022	6,070	$—	0.8	$1,303
RSUs exercisable (vested and deferred) as of:	December 31, 2022	5	$—	0.0	$1
Weighted average remaining recognition period in years		1.4
Unamortized compensation expense		$8,539
The following table presents additional information on RSU activity:

	Years Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share data)
RSUs issued	1,776	$2,742	3,513	$10,836	3,793	$10,073
RSUs forfeited - service based	(677)	(2,674)	(233)	(678)	(403)	(624)
Net RSUs issued and increase (decrease) to paid-in capital	1,099	$68	3,280	$10,158	3,390	$9,449
Weighted average grant date fair value per share	$1.54		$3.08		$2.66
Fair value of shares vested per share	$3.88		$7.49		$7.55
RSUs vested and released	2,371		1,477		1,712
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
The following table presents the changes in outstanding RSUs with market conditions:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	31	—	70
Number of RSUs granted	750	31	—
Number of RSUs forfeited	(31)	—	(70)
Number of RSUs vested	—	—	—
End of period balance	750	31	—
Weighted average fair value of RSUs granted with market conditions	$0.96	$1.34	$—
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

Years Ended December 31,
2022
Expected Volatility Structure (1)	91%
Risk Free Interest Rate (2)	2.75%
Annual Dividend Payment Per Share (Constant) (3)	—%
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
There was no activity in 2022, 2021, or 2020. As of December 31, 2022, no non-cash compensation expense was recognized for RSUs with performance conditions.

Option Activity
There was no option activity in the year ended December 31, 2022.

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of December 31, 2022
	(amounts in thousands, except per share data)
Options outstanding as of:	December 31, 2021	609	$11.33
Options exercised	December 31, 2022	—	—
Options outstanding as of:	December 31, 2022	609	$11.33	1.8	$—
Options vested and expected to vest as of:	December 31, 2022	609	$11.33	1.8	$—
Options vested and exercisable as of:	December 31, 2022	609	$11.33	1.8	$—
Weighted average remaining recognition period in years		0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number of Options Outstanding December 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable December 31, 2022	Weighted Average Exercise Price

From	To
$3.54	$7.01	66,775	6.5	$5.40	66,775	$5.40
$9.66	$13.98	542,582	1.2	$12.06	542,582	$12.06
$0.17	$13.98	609,357	1.8	$11.33	609,357	$11.33
The following table provides summary information on the granting and vesting of options:

	Years Ended December 31,
Option Issuance and Exercise Data	2022		2021		2020
	(amounts in thousands except for per share and years)
	From	To	From	To	From	To
Exercise price range of options issued	$—	$—	$—	$—	$—	$—
Upon vesting, period to exercise in years	0	0	0	0	0	0
Fair value per share upon grant	$—		$—		$—
Number of options granted	—		—		—
Intrinsic value per share upon exercise	$—		$4.07		$—
Intrinsic value of options exercised	$—		$814		$—
Tax benefit from options exercised	$—		$217		$—
Cash received from exercise price of options exercised	$—		$86		$—
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
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Station operating expenses	$3,290	$4,181	$2,348
Corporate general and administrative expenses	5,039	8,753	6,907
Stock-based compensation expense included in operating expenses	8,329	12,934	9,255
Income tax benefit (1)	1,656	2,929	2,222
After-tax stock-based compensation expense	$6,673	$10,005	$7,033
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

Expected and Reported Income Taxes (Benefit)
Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Federal statutory income tax rate	21%	21%	21%
Computed tax expense at federal statutory rates on income before income taxes	$(37,999)	$(800)	$(68,602)
State income tax expense, net of federal benefit	(6,666)	(502)	(18,538)
Goodwill impairment	3,807	—	—
Valuation allowance current year activity	—	—	—
Tax impact of share-based awards	832	626	1,424
Transaction costs	—	43	19
Rate change related to NOL carryback	—	(2,353)	—
Nondeductible expenses and other	(249)	2,748	1,818
Income taxes	$(40,275)	$(238)	$(83,879)
Effective Income Tax Rates
The Company recognized an income tax benefit at an effective income tax rate of 22.26% for 2022. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
The Company recognized an income tax benefit at an effective income tax rate of 6.20% for 2021. This rate was lower than the federal statutory rate of 21% primarily due to the impact of nondeductible expenses and discrete income tax expense items related to the shortfall associated with share-based awards.
The effective income tax rate was 25.70% for 2020. This rate was higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
Income Tax Expense
Income tax expense (benefit) for each year is summarized in the table below.

	Years Ended December 31,
	2022	2021	2020
Current:	(amounts in thousands)
Federal	$(5,746)	$(15,135)	$(5,542)
State	2,622	934	(1,359)
Total current	(3,124)	(14,201)	(6,901)
Deferred:
Federal	(26,018)	15,545	(54,886)
State	(11,133)	(1,582)	(22,092)
Total deferred	(37,151)	13,963	(76,978)
Total income taxes (benefit)	$(40,275)	$(238)	$(83,879)
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
The components of deferred tax assets and liabilities as of December 31, 2022 and 2021, are as detailed below.

	December 31,
	2022	2021
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	$71,349	$72,600
Share-based compensation	2,983	3,636
Investments - impairments	350	350
Lease rental obligations	3	2,232
Deferred compensation	6,489	8,756
Interest Expense Limitation Carryforward	34,525	13,580
Debt fair value adjustment	1,156	1,429
Reserves	551	551
Lease liability	63,335	68,512
Employee benefits	2,151	2,046
Provision for doubtful accounts	2,514	4,023
Other non-current	—	5,106
Total deferred tax assets before valuation allowance	185,406	182,821
Valuation allowance	(20,158)	(21,249)
Total deferred tax assets	$165,248	$161,572
Deferred tax liabilities:
Lease ROU asset	(56,283)	(61,240)
Property, equipment and certain intangibles	(48,159)	(46,668)
Broadcasting licenses and goodwill	(507,176)	(541,329)
Other non-current	(7,008)	—
Total deferred tax liabilities	$(618,626)	$(649,237)
Total net deferred tax liabilities	$(453,378)	$(487,665)
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
For 2022, the Company’s ability to utilize net operating loss carryforwards (“NOLs”) was limited under Section 382 of the Code as a result of the Merger. For federal income tax purposes, the acquisition of CBS Radio (now Audacy Capital Corp.) was treated as a reverse acquisition which caused the Company to undergo an ownership change under Section 382 of the Code. The utilization of these NOLs in future years will be subject to an annual limitation. In addition, Audacy Capital Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.
As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2022	$21,249	$(1,091)	$—	$—	$20,158
December 31, 2021	24,399	(3,151)	—	—	21,249
December 31, 2020	25,440	(1,041)	—	—	24,399
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
The Company’s liabilities for uncertain tax positions are reflected in the following table:

	December 31,
	2022	2021
	(amounts in thousands)
Liabilities for uncertain tax positions
Interest and penalties	$(297)	$156
Total	$(297)	$156
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
The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Interest and penalties (income)	(297)	156	868
Total income taxes (benefit) from uncertain tax positions	$(297)	$156	$868

The following table presents the gross amount of changes in unrecognized tax benefits:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Beginning of year balance	$(6,204)	$(6,488)	$(6,719)
Prior year positions
Reductions due to statute lapse	463	284	231
End of year balance	$(5,741)	$(6,204)	$(6,488)
Ending liability balance included above that was reflected as an offset to deferred tax assets	$(5,741)	$(6,204)	$(6,488)
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
As of December 31, 2022, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
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
Income Tax Payments, Refunds and Credits
The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Federal and state income tax payments (refunds)	$(14,554)	$(300)	$2,724
Net Operating Loss Carryforwards
As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in the Company's NOL carryforward utilization.
The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the Code. Audacy Capital Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it anticipates utilizing $224.0 million of its NOL carryforwards.
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
The NOLs in the following table reflect an estimate of the NOLs for the 2022 tax filing year as these returns will not be filed until later in 2023:

	Net Operating Losses
	December 31, 2022
	NOLs	NOL Expiration Period
	(amounts in thousands)	(in years)
Federal NOL carryforwards	$224,007	2030 to indefinite
State NOL carryforwards	$509,618	2022 to indefinite
Interest Expense limitation carryforward	$129,446	Indefinite

19.    SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES
The following table provides non-cash disclosures during the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Operating Activities
Barter revenues	$11,396	$10,107	$9,616
Barter expenses	$11,396	$10,094	$9,604
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$2,742	$10,836	$10,073
Decrease in paid-in capital from the forfeiture of RSUs	(2,674)	(678)	(624)
Net paid-in capital of RSUs issued (forfeited)	$68	$10,158	$9,449
Investing Activities
Change in noncash additions to property and equipment and intangibles	$(8,757)	$(1,813)	$2,901
Net radio station assets given up in a market	$(4,496)	$(21,407)	$—
Net radio station assets acquired in a market	$1,959	$25,487	$—
Contingent Consideration	$—	$7,714	$—

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

	Years Ended December 31,
Benefit Plan Disclosures	2022	2021	2020
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$32,730	$33,474	$33,229
Employee compensation deferrals	—	—	—
Employee compensation payments	(4,462)	(5,113)	(3,333)
Increase (decrease) in plan fair value	(4,145)	4,369	3,578
End of period balance	$24,123	$32,730	$33,474
401(k) Savings Plan
The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2022 and 2020 were $6.8 million and $2.2 million, respectively. As discussed above, in response to the COVID-19 pandemic, the Company temporarily suspended its 401(k) matching program in 2020. The 401(k) match resumed on January 1, 2022.
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

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest rate cash flow hedge (3)	$4,012	$—	$4,012	$—	$—
Liabilities
Deferred compensation plan liabilities (1)	$24,123	$19,944	$—	$—	$4,179
Contingent Consideration (4)	$12	$—	$—	$12	$—

Description	Balance at December 31, 2021	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$32,730	$26,839	$—	$—	$5,891
Interest rate cash flow hedge (3)	$394	$—	$394	$—	$—
Contingent Consideration (4)	$8,783	$—	$—	$8,783	$—
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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2021 and other assets, net of accumulated amortization at December 31, 2022, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value included the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. Using an initial discount rate of 10.5%, the fair value of the contingent consideration was $7.7 million at the acquisition date. Due to fluctuation in the market-based inputs used to develop the discount rate, the discount rate decreased to 9.0% at December 31, 2022. Additionally, a reduction in Adjusted EBITDA values for 2022 resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration at December 31, 2022 decreased $8.8 million to $0.1 million. This balance is included in other long-term liabilities.
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
During the year ended December 31, 2022, the Company recorded a $2.9 million impairment charge related to ROU asset impairment. The impairment charge was recognized within the impairment loss line item on the consolidated statement of operations. Refer to Note 14, Impairment Loss, for additional information.
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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$454,548	$632,415	$626,881
Revolver (2)	$180,000	$180,000	$97,727	$97,727
2029 Notes (3)	$540,000	$92,138	$540,000	$527,850
2027 Notes (3)	$460,000	$82,513	$470,000	$460,600
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$752		$764
Letters of credit (4)	$6,069		$6,069
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

There was no change in the carrying value of the Company’s cost-method investments since the year ended December 31, 2020 other than as described below.
During the second quarter of 2021, the Company disposed of its investment in The Action Network, a media company featuring news, information and an industry-leading app focused on sports betting and fantasy content for proceeds of $1.2 million. As a result of the sale, the Company recognized a gain on the disposal of $0.9 million.
The following table presents the Company’s investments valued under the measurement alternative:

	Investments Valued Under the Measurement Alternative
	December 31,
	2022	2021
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$3,005	$3,305
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative impairment as of January 1,	3,005	3,305
Disposal of investment in a privately held company		(300)
Ending period balance	$3,005	$3,005

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
During the third quarter of 2022, the Company entered into an agreement with a third party to dispose of land, equipment and an FCC license in Las Vegas, Nevada. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. In aggregate, these assets had a carrying value of approximately $8.3 million. In the fourth quarter of 2022, the Company completed the sale of land and equipment and recognized a gain on the sale, net of commissions and other expenses, of approximately $35.3 million. Additionally in the fourth quarter of 2022, the Company disposed of the FCC license in an exchange transaction with another third party and recognized a loss of $2.0 million. Refer to Note 3, Business Combinations and Exchanges, for additional information.
During the fourth quarter of 2022, the Company agreed to sell its license and assets of a station in Palm Desert, California and tower assets across six markets. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at December 31, 2022. In aggregate, these assets have a carrying value of approximately $4.6 million. The transactions are expected to close within one year.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	December 31, 2022	December 31, 2021
	(amounts in thousands)
Net property and equipment	4,618	330
Radio broadcasting licenses	856	703
Net assets held for sale	$5,474	$1,033
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
Broadcast Licenses
The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $479,945 for a single incident, with a maximum fine of up to $4,430,255 or a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.

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
Music Licensing
The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) is negotiating and will enter into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”); and (iii) entered into an industry-wide settlement with SESAC, Inc. ("SESAC") resulting in a new license made available to RMLC members, which license was effective retroactively to January 1, 2019 and expired December 31, 2022.
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
The following table provides the Company’s rent expense for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Rent expense	$60,434	$59,571	$58,656

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
	(amounts in thousands)
Years ending December 31,
2023	$50,651	$2,485	$240,335	$293,471
2024	46,169	2,196	167,225	215,590
2025	40,076	2,229	63,437	105,742
2026	33,624	2,295	34,664	70,583
2027	26,771	2,364	28,005	57,140
Thereafter	67,562	3,571	23,114	94,247
	$264,853	$15,140	$556,780	$836,773

24.     SUBSEQUENT EVENTS
Events occurring after December 31, 2022, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

Accounts Receivable Facility Amendment

On January 27, 2023, the Company and certain of its subsidiaries entered into Amendment No. 2 to the Company’s Receivables Purchase Agreement, dated July 15, 2021, among Audacy Operations, Inc., Audacy Receivables, LLC, the investors party thereto, and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main. The Amendment, among other things, reduces the minimum liquidity the Company is required to maintain to $25 million and aligns the Company’s obligations to deliver audited annual financial statements under the Receivables Purchase Agreement to its obligations to deliver such financial statements under the existing Credit Agreement, dated October 17, 2016, among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.

Sale of Assets Held for Sale

On March 3, 2023, the Company completed the sale of tower assets for $17.0 million. These assets were reflected as assets held for sale at December 31, 2022. The Company is expected to recognize a gain on the sale, net of commissions and other expenses, of approximately $12.0 million.

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

10.2 #
Amendment No. 5, dated July 20, 2020, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 9, 2020

10.3 #
Amendment No. 6, dated March 5, 2021, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2021)

10.4 #
Employment Agreement, dated December 14, 2021, between Audacy, Inc. and David J. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021)

10.5 #

Employment Agreement dated April 12, 2021 between Audacy, Inc. and Richard Schmaeling. (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021)

10.6 #
Employment Agreement dated May 5, 2020, between Audacy, Inc. (formerly Entercom Communications Corp.) and Susan R. Larkin. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021)

10.7 #
First Amendment to Employment Agreement dated December 14, 2021 between Audacy, Inc. and Susan R. Larkin. (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021)

10.8 #
Employment Agreement, dated May 15, 2017, between Audacy, Inc. (formerly Entercom Communications Corp.) and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.9 #
First Amendment to Employment Agreement, dated February 20, 2020, between Audacy, Inc. (formerly Entercom Communications Corp.) and Andrew P. Sutor. (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020).

10.10 *	Employment Agreement dated January 9, 2023 between Audacy, Inc. (formerly Entercom Communications Corp.) and J.D. Crowley. (Filed herewith)

10.11 #
Employment Agreement, July 1, 2007, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.12 #
First Amendment to Employment Agreement, December 15, 2008, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.13 #
Second Amendment to Employment Agreement, May 10, 2017, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.14 #	Audacy 2022 Equity Compensation Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 10, 2022)

10.15 #	Audacy Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 10, 2022)

10.16 #	Audacy Nonemployee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2021)

10.17 #

Receivables Purchase Agreement, dated as of July 15, 2021, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2021)

10.18 *
Amendment No. 1 to Receivables Purchase Agreement, dated as of May 24, 2022, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Filed herewith)

10.19 #
Amendment No. 2, dated January 27, 2023, to the Receivables Purchase Agreement, dated July 15, 2021, among Audacy Operations, Inc., Audacy Receivables, LLC, the investors party thereto, and DZ BANK AG Deutsche Zentral-Gennossenschaftsbank, Frankfurt AM Main. (Incorporated by reference to Exhibit 10.1 to our current Report on Form 8-K filed on January 30, 2023

10.20 #
Purchase and Sale Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., the Originators party thereto and Audacy New York, LLC (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2021)

10.21 *	Amendment No. 1 to Purchase and Sale Agreement, dated as of May 24, 2022, among Audacy Operations, INc., the Originators party thereto and Audacy New York, LLC. (Filed herewith)

10.22 #
Sale and Contribution Agreement, dated as of July 15, 2021, among Audacy Operations, Inc., Audacy New York, LLC and Audacy Receivables, LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2021)

10.23 #
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
ITEM 16.    FORM 10-K SUMMARY PAGE
Not Presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on March 16, 2023.

AUDACY, INC.

By:	/s/ DAVID J. FIELD
David J. Field, Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ DAVID J. FIELD	Chairman, Chief Executive Officer	March 16, 2023
David J. Field	and President

Principal Financial Officer:

/s/ RICHARD J. SCHMAELING	Executive Vice President and	March 16, 2023
Richard J. Schmaeling	Chief Financial Officer

Principal Accounting Officer:

/s/ ELIZABETH BRAMOWSKI	Chief Accounting Officer and	March 16, 2023
Elizabeth Bramowski	Controller

Directors:

/s/ DAVID J. FIELD	Director, Chairman of the Board	March 16, 2023
David J. Field

/s/ JOSEPH M. FIELD	Chairman Emeritus	March 16, 2023
Joseph M. Field

/s/ DAVID J. BERKMAN	Director	March 16, 2023
David J. Berkman

/s/ SEAN R. CREAMER	Director	March 16, 2023
Sean R. Creamer

/s/ JOEL HOLLANDER	Director	March 16, 2023
Joel Hollander

/s/ LOUISE C. KRAMER	Director	March 16, 2023
Louise C. Kramer

/s/ MARK R. LANEVE	Director	March 16, 2023
Mark R. LaNeve

/s/ SUSAN K. NEELY	Director	March 16, 2023
Susan K. Neely

/s/ MONIQUE L. NELSON	Director	March 16, 2023
Monique L. Nelson