Form 10-Q
period 2023-03-31
AUDACY, INC.
filed 2023-05-10
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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
Class A common stock, $0.01 par value – 146,302,307 Shares Outstanding as of April 30, 2023
Class B common stock, $0.01 par value – 4,045,199 Shares Outstanding as of April 30, 2023
i

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS:
Cash	$83,773	$103,344
Accounts receivable, net of allowance of $9,391 in 2023 and $9,425 in 2022	220,432	261,357
Prepaid expenses, deposits and other	90,324	72,350
Total current assets	394,529	437,051
Investments	3,005	3,005
Net property and equipment	347,477	344,690
Operating lease right-of-use assets	211,259	211,022
Radio broadcasting licenses	2,084,269	2,089,226
Goodwill	63,915	63,915
Assets held for sale	5,842	5,474
Other assets, net of accumulated amortization	119,730	130,510
TOTAL ASSETS	$3,230,026	$3,284,893

LIABILITIES:
Accounts payable	$9,507	$14,002
Accrued expenses	80,880	72,488
Other current liabilities	64,419	80,549
Operating lease liabilities	39,195	40,815
Total current liabilities	194,001	207,854
Long-term debt	1,881,363	1,880,362
Operating lease liabilities, net of current portion	201,824	196,654
Net deferred tax liabilities	444,631	453,378
Other long-term liabilities	22,545	26,026
Total long-term liabilities	2,550,363	2,556,420
Total liabilities	2,744,364	2,764,274
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 146,219,399 and 141,159,834 shares at March 31, 2023 and December 31, 2022 respectively	1,463	1,412
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 4,045,199 shares at March 31, 2023 and December 31, 2022	40	40
Class C common stock $0.01 par value; non voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,678,554	1,676,843
Accumulated deficit	(1,196,497)	(1,160,618)
Accumulated other comprehensive income	2,102	2,942
Total shareholders' equity	485,662	520,619
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,230,026	$3,284,893

See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
NET REVENUES	$259,635	$275,295

OPERATING EXPENSE:
Station operating expenses	233,927	227,045
Depreciation and amortization expense	17,442	13,539
Corporate general and administrative expenses	25,298	25,911
Restructuring charges	2,421	886
Impairment loss	5,050	1,521
Net gain on sale or disposal	(12,404)	(2,458)
Other expenses	110	350
Total operating expense	271,844	266,794
OPERATING INCOME (LOSS)	(12,209)	8,501
NET INTEREST EXPENSE	32,381	23,471
OTHER (INCOME) EXPENSE	—	—

(LOSS) BEFORE TAXES (BENEFIT)	(44,590)	(14,970)
TAX (BENEFIT) EXPENSE	(8,689)	(3,897)
NET LOSS	(35,901)	(11,073)
NET LOSS PER SHARE - BASIC	$(0.25)	$(0.08)
NET LOSS PER SHARE - DILUTED	$(0.25)	$(0.08)
WEIGHTED AVERAGE SHARES:
Basic	141,114,573	138,122,432
Diluted	141,114,573	138,122,432
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED
	March 31,
	2023	2022
NET LOSS	$(35,901)	$(11,073)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Net unrealized (loss) gain on derivatives, net of taxes (benefit)	(840)	1,223
COMPREHENSIVE LOSS	$(36,741)	$(9,850)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	141,159,834	$1,412	4,045,199	$40	$1,676,843	$(1,160,618)	$2,942	$520,619
Net loss	—	—	—	—	—	(35,901)	—	(35,901)
Compensation expense related to granting of stock awards	5,871,732	59	—	—	1,890	—	—	1,949
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	—	—	—	—	—	—	—	—
Purchase of vested employee restricted stock units	(812,167)	(8)	—	—	(119)	—	—	(127)
Payment of dividends on common stock	—	—	—	—	(60)	—	—	(60)
Dividend equivalents, net of forfeitures	—	—	—	—	—	22	—	22
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(840)	(840)
Balance, March 31, 2023	146,219,399	$1,463	4,045,199	$40	$1,678,554	$(1,196,497)	$2,102	$485,662

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	140,060,355	$1,401	4,045,199	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
Net income (loss) available to the Company	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(59,352)	(1)	—	—	2,699	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	61,009	1	—	—	176	—	—	177
Purchase of vested employee restricted stock units	(621,876)	(6)	—	—	(1,833)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	139,440,136	$1,395	4,045,199	$40	$1,672,063	$(1,031,013)	$934	$643,419
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(35,901)	$(11,073)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,442	13,539
Net amortization of deferred financing costs (net of original issue discount and debt premium)	1,008	1,002
Net deferred taxes (benefit) and other	(8,442)	(4,039)
Provision for bad debts	471	49
Net (gain) loss on sale or disposal	(12,404)	(2,458)
Non-cash stock-based compensation expense	1,949	2,698
Deferred compensation	292	(1,725)
Impairment loss	5,050	1,521
Change in fair value of contingent consideration	—	282
Accounts receivable	40,454	48,135
Prepaid expenses and deposits	(17,974)	(18,574)
Accounts payable and accrued liabilities	(9,134)	(9,202)
Accrued interest expense	(1,660)	(1,454)
Other long-term liabilities	(3,773)	(3,481)
Net cash (used in) provided by operating activities	(22,622)	15,220

INVESTING ACTIVITIES:
Additions to property, equipment and software	(13,618)	(14,522)
Proceeds from sale of property, equipment, intangibles and other assets	16,866	2,464
Net cash provided by (used in) investing activities	3,248	(12,058)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
FINANCING ACTIVITIES:
Payments of long-term debt	(10)	—
Payments of revolving senior debt	—	(22,727)
Proceeds from issuance of employee stock plan	—	177
Purchase of vested employee restricted stock units	(127)	(1,839)
Payment of dividend equivalents on vested restricted stock units	(60)	(174)
Net cash (used in) provided by financing activities	(197)	(24,563)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,571)	(21,401)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	103,344	59,439
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$83,773	$38,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$32,692	$23,616
Income taxes	$239	$(15,201)
See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
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
This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and filed with the SEC on March 16, 2023, as part of the Company’s Annual Report on Form 10-K (the "2022 Annual Report"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in the 2022 Annual Report.
Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic conditions and determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying unaudited consolidated financial statements are issued.

Current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of March 31, 2023, the Company was in compliance with such debt covenants. Based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, and its forecasted business plan in light of current macroeconomic conditions. The Company’s current forecast of future revenue over the next twelve months indicates that such revenue is unlikely to be sufficient for the Company to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require the Company to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If the Company is unable to obtain necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations. This uncertainty surrounding compliance with the Company’s debt covenants raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should the Company be unable to continue as a going concern.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued (other than those included in the notes to the Company’s consolidated financial statements contained in its 2022 Annual Report) that might have a material impact on the Company’s financial position, results of operations or cash flows.
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

2023 Dispositions
During the first quarter of 2023, the Company completed the sale of tower assets for $16.9 million. The Company recognized a gain on the sale, net of commissions and other expenses, of $12.4 million.
2022 Dispositions
During the second quarter of 2022, the Company entered into an agreement with a third party to dispose of land, and equipment in Houston, Texas. In aggregate, these assets had a carrying value of approximately $4.2 million. In the third quarter of 2022, the Company completed this sale. The Company recognized a gain on the sale, net of commissions and other expenses, of approximately $10.6 million in the third quarter of 2022.
During the third quarter of 2022, the Company entered into an agreement to dispose of land and equipment in Nevada. On November 2, 2022 the Company completed the sale of land and equipment for $39.1 million cash and reported a gain of approximately $35.3 million.

Beasley Exchange

On December 22, 2022, the Company completed a transaction with Beasley Media Group Licenses, LLC and Beasley Media Group, LLC. ("Beasley") in which the Company exchanged its Station KXTE located in Pahrump, Nevada for Beasley's Station KDWN located in Las Vegas, Nevada (the "Beasley Vegas Exchange"). The Company and Beasley began programming the respective stations under local marketing agreements ("LMAs") on November 14, 2022. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with station KXTE (the "divested station") and included net revenues and station operating expenses associated with station KDWN (the "acquired station").
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

Final Value
(amounts in thousands)
Assets
Net property and equipment	535
Total tangible property	$535
Radio broadcasting licenses	2,002
Total intangible assets	$2,002
Total assets	$2,537

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Costs to exit duplicative contracts	$395	$—
Workforce reduction	1,860	721
Other restructuring costs	166	165
Total restructuring charges	$2,421	$886

Restructuring Plan
During the first quarter of 2023, the Company initiated a restructuring plan to help mitigate the adverse impact that the current macroeconomic conditions are having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the current macroeconomic conditions. The restructuring plans primarily included workforce reduction charges that included one-time termination benefits and related costs to mitigate the adverse impacts of the current macroeconomic conditions.
The estimated amount of unpaid restructuring charges as of March 31, 2023 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
	(amounts in thousands)
Restructuring charges, beginning balance	$2,750	$2,623
Additions	2,421	10,008
Payments	(1,720)	(9,881)
Restructuring charges unpaid and outstanding	3,451	2,750
Restructuring charges - current portion	$3,451	$2,750

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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.3 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.

Description	March 31, 2023	December 31, 2022
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$219,164	$260,509
Unearned revenue - current	13,527	13,687
Unearned revenue - noncurrent	385	403
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
Significant changes in the contract liabilities balances during the period are as follows:

Three Months Ended March 31, 2023
Unearned Revenue	(amounts in thousands)

Beginning balance on January 1, 2023	$14,090
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(447)
Additions, net of revenue recognized during period	269
Ending balance	$13,912

Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2023	2022
Revenue by Source	(amounts in thousands)
Spot revenues	$159,309	$175,135
Digital revenues	56,925	58,039
Network revenues	19,868	21,141
Sponsorships and event revenues	12,444	10,327
Other revenues	11,089	10,653
Net revenues	$259,635	$275,295

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability, as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Operating lease cost	$12,304	$12,585
Variable lease cost	2,850	2,904
Total lease cost	$15,154	$15,489

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Description	(amounts in thousands)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$13,469	$13,610
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	$16,476	$2,769
(1) As of March 31, 2023, the Company has not entered into any leases that have not yet commenced.

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

	Broadcasting Licenses Carrying Amount
	March 31, 2023	December 31, 2022
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,089,226	$2,251,546
Disposition of radio stations (See Note 2)	—	(4,377)
Acquisitions (See Note 2)	—	2,002
Loss on impairment	—	(159,089)
Assets held for sale (See Note 14)	(4,957)	(856)
Ending period balance	$2,084,269	$2,089,226
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	March 31, 2023	December 31, 2022
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,723
Accumulated loss on impairment as of January 1,	(998,673)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	63,915	82,176
Loss on impairment	$—	(18,126)
Measurement period adjustments to acquired goodwill (See Note 2)	—	(135)
Ending period balance	$63,915	$63,915
Broadcasting Licenses Impairment Test
The Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted.
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of broadcasting licenses was required.

Goodwill Impairment Test
The Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted.
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
There were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of goodwill was required.
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	March 31, 2023	December 31, 2022
	(amounts in thousands)
Accrued compensation	$14,996	$25,730
Accounts receivable credits	3,843	4,333
Advertiser obligations	8,642	6,465
Accrued interest payable	13,273	14,933
Unearned revenue	13,527	13,687
Accrued sports rights	163	3,397
Accrued benefits	5,644	7,640
Non-income tax liabilities	1,877	1,804
Other	2,454	2,560
Total other current liabilities	$64,419	$80,549

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	March 31, 2023	December 31, 2022
	(amounts in thousands)
Credit Facility
Revolver	$180,000	$180,000
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	1,046	1,116
	813,461	813,531
2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	3,035	3,220
	463,035	463,220

2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	44	23
Total debt before deferred financing costs	1,891,540	1,891,774
Deferred financing costs (excludes the revolving credit)	(10,177)	(11,412)
Total long-term debt, net of current debt	$1,881,363	$1,880,362
Outstanding standby letters of credit	$7,488	$5,909
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

During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional Notes"). The Additional Notes were issued as additional notes under the Base Indenture, as supplemented by a first supplemental indenture, dated December 13, 2019 (the "First Supplemental Indenture"), and, together with the Base Indenture (the "Indenture"). As of December 31, 2021, the Additional Notes were treated as a single series with the $325.0 million Initial 2027 Notes (together, with the Additional Notes, the "Notes") and have substantially the same terms as the Initial 2027 Notes. The Additional Notes were issued at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019. The unamortized premium on the Notes is reflected on the balance sheet as an addition to the Notes.
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
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2023. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of March 31, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times.
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

As of March 31, 2023, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing. Refer to Note 1, Basis of Presentation And Significant Policies - Liquidity and Capital Resources, for additional information.
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

In general, the proceeds from the sale of the accounts receivable are used by the special purpose vehicle ("SPV") to pay the purchase price for accounts receivable it acquires from Audacy NY and may be used to fund capital expenditures, repay borrowings on the Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.

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

The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the

Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2023.
As of March 31, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25 million. As of March 31, 2023, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of March 31, 2023, the SPV has $190.1 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
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
(C) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Interest expense	$31,372	$22,539
Amortization of deferred financing costs	1,265	1,259
Amortization of original issue premium of senior notes	(256)	(256)
Interest income and other investment income	—	(71)
Total net interest expense	$32,381	$23,471

9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of March 31, 2023, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$220.0
For the three months ended March 31, 2023, the Company recorded the net change in the fair value of this derivative as a loss of $0.8 million (net of tax benefit of $0.3 million as of March 31, 2023) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of March 31, 2023, the fair value of these derivatives was an asset of $2.9 million, and is recorded within other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of March 31, 2023 and December 31, 2022:

	Accumulated Derivative Gain (Loss)
Description	March 31, 2023	December 31, 2022
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$2,102	$2,942

The following tables present the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended March 31, 2023 and March 31, 2022:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended March 31,
2023	2022	2023	2022
(amounts in thousands)
$(840)	$1,223	$—	$232

Undesignated Derivatives

The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company pays a floating rate, based on the SOFR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees.The Company did not designate the TRS as an accounting hedge. Rather, the Company records all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities. The contract term of the TRS expires April 2023 and will not be renewed.
For the three months ended March 31, 2023, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $0.8 million expense. Of this amount, a $0.3 million expense was recorded in corporate, general and administrative expenses and a $0.5 million expense was recorded in station operating expenses.
10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands, except per share data)
Basic (Loss) Per Share
Numerator
Net loss	$(35,901)	$(11,073)
Denominator
Basic weighted average shares outstanding	141,115	138,122
Net loss per share - Basic	$(0.25)	$(0.08)
Diluted (Loss) Per Share
Numerator
Net loss	$(35,901)	$(11,073)
Denominator
Basic weighted average shares outstanding	141,115	138,122
Effect of RSUs and options under the treasury stock method	—	—
Diluted weighted average shares outstanding	141,115	138,122
Net loss per share - Diluted	$(0.25)	$(0.08)

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended March 31,
Impact Of Equity Issuances	2023	2022
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	609	609
Price range of options: from	$3.54	$3.54
Price range of options: to	$13.98	$13.98
RSUs with service conditions	3,687	1,073
RSUs excluded with service and market conditions as market conditions not met	750	75
Excluded shares as anti-dilutive when reporting a net loss	881	2,189

11.    SHARE-BASED COMPENSATION
Under the Company's equity compensation plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of March 31, 2023
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2022	6,070
RSUs awarded	March 31, 2023	6,012
RSUs released	March 31, 2023	(2,846)
RSUs forfeited	March 31, 2023	(140)
RSUs outstanding as of:	March 31, 2023	9,096	$—	1.84	$1,299
RSUs vested and expected to vest as of:	March 31, 2023	9,096	$—	1.84	$1,294
RSUs exercisable (vested and deferred) as of:	March 31, 2023	5	$—	$—	$—
Weighted average remaining recognition period in years		2.76
Unamortized compensation expense		$6,680

RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity

There were no options exercised for the three months ended March 31, 2023 and 2022 respectively.
The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of March 31 2023
	(amounts in thousands)
Options outstanding as of:	December 31, 2022	609	$11.33
Options exercised	March 31, 2023	—	—
Options outstanding as of:	March 31, 2023	609	$11.33	1.56	$—
Options vested and expected to vest as of:	March 31, 2023	609	$11.33	1.56	$—
Options vested and exercisable as of:	March 31, 2023	609	$11.33	1.56	$—
Weighted average remaining recognition period in years		0.0
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding March 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable March 31, 2023	Weighted Average Exercise Price
From	To
$3.54	7.01	67	6.2	5.40	67	$5.40
$9.66	13.98	542	1	12.06	542	$12.06
$3.54	13.98	609	1.56	11.33	609	$11.33
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Station operating expenses	$712	$1,170
Corporate general and administrative expenses	1,178	1,820
Stock-based compensation expense included in operating expenses	1,890	2,990
Income tax benefit (1)	504	671
After-tax stock-based compensation expense	$1,386	$2,319

(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12.    INCOME TAXES
The Company recognized an income tax benefit at an effective income tax rate of 19.5% for the three months ended March 31, 2023. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
The Company recognized an income tax benefit at an effective income tax rate of 26.0% for the three months ended March 31, 2022, which was determined using a forecasted rate based upon projected taxable income for the full year.
The Company was able to carryback its 2020 federal income tax loss to prior tax years and filed two refund claims with the IRS for a total of $20.4 million. We received a refund of $15.2 million in connection with the first claim during the first quarter of 2022.
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

	Fair Value Measurements At Reporting Date
Description	Balance at March 31, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (3)	$2,867	$—	$2,867	$—	$—

Liabilities
Deferred compensation plan liabilities (1)	$20,651	$16,518	$—	$—	$4,133

Contingent Consideration (4)	$30	$—	$—	$30	$—

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (3)	$4,012	$—	$4,012	$—	$—

Liabilities
Deferred compensation plan liabilities (1)	$24,123	$19,944	$—	$—	$4,179

Contingent Consideration (4)	$12	$—	$—	$12	$—

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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2022 and other assets, net of accumulated amortization at March 31, 2023, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
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
During the three months ended March 31, 2023 and 2022, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B Loans (1)	$632,415	$408,698	$632,415	$454,548
Revolver (2)	$180,000	$180,000	$180,000	$180,000
2029 Notes (3)	$540,000	$36,113	$540,000	$92,138
2027 Notes (3)	$460,000	$30,188	$460,000	$82,513
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$44		$752
Letters of credit (4)	$7,488		$5,909
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
During the fourth quarter of 2022, the Company entered into an agreement to sell its license and assets of a station in Palm Desert, California. During the first quarter of 2023, the Company entered into an agreement with a third party to sell licenses and assets in Memphis, Tennessee and Buffalo, New York as well as certain intellectual property. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at March 31, 2023. In aggregate, these assets had a carrying value of approximately $5.8 million. The transactions are expected to close within one year.

The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	March 31, 2023	December 31, 2022
	(amounts in thousands)
Net property and equipment	30	4,618
Radio broadcasting licenses	5,812	856
Net assets held for sale	$5,842	$5,474
15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	March 31, 2023	December 31, 2022
		(amounts in thousands)
Short-term	Other current liabilities	$161	$229
Long-term	Other long-term liabilities	19	1
Total		$180	$230
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP effective January 1, 2023. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Number of shares purchased	—	61
Non-cash compensation expense recognized	$—	$26
Share Repurchase Program
During the three months ended March 31, 2023, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
16.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the Company’s Form 10-K, filed with the SEC on March 16, 2023.

17.    SUBSEQUENT EVENTS
Events occurring after March 31, 2023, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2023 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
Results of Operations for the Year-To-Date
The following significant factors affected our results of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:
Restructuring Charges
In response to the current macroeconomic conditions, we incurred restructuring charges, including workforce reductions and other restructuring costs of $2.4 million and $0.9 million for three months ended March 31, 2023 and March 31, 2022, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Impairment Loss
The impairment loss incurred during the three months ended March 31, 2023 includes $5.1 million related to an early termination of a lease. The impairment loss incurred during the three months ended March 31, 2022 includes $1.1 million related to an early termination of a lease and a $0.4 million write down of property and equipment.
Net (Gain) Loss on Sale or Disposal
During the three months ended March 31, 2023, we recognized a gain of approximately $12.4 million on the sale of tower assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland and, (v) Washington DC.

Results of Operations

The tables below present the comparison of our historical results of operations for the three months ended March 31, 2023 to the three months ended March 31, 2022:

	THREE MONTHS ENDED MARCH 31,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$259.6	$275.3	(6)%

OPERATING EXPENSE:
Station operating expenses	233.9	227.1	3%
Depreciation and amortization expense	17.4	13.5	29%
Corporate general and administrative expenses	25.3	25.9	(2)%
Restructuring charges	2.4	0.9	169%
Impairment loss	5.1	1.5	237%
Net (gain) loss on sale or disposal	(12.4)	(2.5)	396%
Other expenses	0.1	0.4	(73)%
Total operating expense	271.8	266.8	2%
OPERATING INCOME (LOSS)	(12.2)	8.5	(244)%

INTEREST EXPENSE	32.4	23.5	38%
OTHER INCOME (EXPENSE)	—	—

LOSS BEFORE INCOME TAX BENEFIT	(44.6)	(15.0)	197%
INCOME TAX BENEFIT	(8.7)	(3.9)	123%
NET INCOME (LOSS)	$(35.9)	$(11.1)	223%

Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in our spot, digital and network revenue streams triggered by the current macroeconomic conditions.
Partially offsetting these decreases, net revenues were positively impacted by growth in our sponsorship and events revenues.
Net revenues increased the most for our stations located in the Riverside and Phoenix markets. Net revenues decreased the most for our stations located in the New York City and San Francisco markets.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year; and (ii) an increase in digital expenses related to user acquisition, content licenses and podcast host and talent fees.
Station operating expenses include non-cash compensation expense of $0.7 million and $1.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of capitalized software intangible assets in 2023 relative to 2022. These intangible assets were placed into service in the third quarter of 2022.

Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased primarily as a result of a decrease in non-cash compensation expense. This reduction was attributable to the reversal of performance-based compensation expense upon reassessment.
Corporate general and administrative expenses include non-cash compensation expense of $1.2 million and $1.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Restructuring Charges
We incurred restructuring charges in 2023 and 2022 primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges and were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended March 31, 2023 includes $5.1 million related to an early termination of a lease. The impairment loss incurred during the three months ended March 31, 2022 includes $1.1 million related to an early termination of a lease and a $0.4 million write down of property and equipment.
Net Gain on Sale or Disposal
During the three months ended March 31, 2023, we recognized a gain of approximately $12.4 million on the sale of tower assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland and, (v) Washington DC.
Interest Expense
During three months ended March 31, 2023, we incurred an additional $8.9 million in interest expense as compared to the three months ended March 31, 2022.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
Tax Rate for the three Months Ended March 31, 2023

We recognized an income tax benefit at an effective income tax rate of 19.5% for the three months ended March 31, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
Tax Rate for the three Months Ended March 31, 2022
The estimated annual effective income tax rate was 26.0% for the three months ended March 31, 2022, which was determined using a forecasted rate based upon projected taxable income for the year.

Liquidity and Capital Resources
Liquidity

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by the current macroeconomic conditions and determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying unaudited consolidated financial statements are issued.

Current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of March 31, 2023, the Company was in compliance with such debt covenants. However, based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, and its forecasted business plan in light of current macroeconomic conditions, the Company’s current forecast of future revenue over the next twelve months indicates that such revenue is unlikely to be sufficient for the Company to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require the Company to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If the Company is unable to obtain necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations. This uncertainty surrounding compliance with the Company’s debt covenants raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements.
The Credit Facility, as amended, is comprised of the $250.0 million Revolver and the Term B-2 Loan. As of March 31, 2023, we had $632.4 million outstanding under the Term B-2 Loan and $180.0 million outstanding under the Revolver. In addition, we had $7.5 million in outstanding letters of credit.
As of March 31, 2023, total liquidity was $123.7 million, which was comprised of $39.9 million available under the Revolver and $83.8 million in cash, cash equivalents.
As of March 31, 2023, our Consolidated Net First Lien Leverage Ratio was 3.8 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash, cash equivalents and restricted cash that can be subtracted in determining consolidated first lien net debt.
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
The 2027 Notes

During 2019, we and our finance subsidiary, Audacy Capital Corp., issued $325.0 million in aggregate principal amount of senior secured second-lien notes due 2027 (the "Initial 2027 Notes") under an Indenture dated as of April 30, 2019 (the "Base Indenture").

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
As of March 31, 2023, we were in compliance with the financial covenant then applicable and all other terms of the Credit Facility in all material respects. Our ability to maintain compliance with our financial covenant under the Credit Facility is highly dependent on our results of operations. Currently, given the impact of macroeconomic conditions, the outlook is highly uncertain.
Failure to comply with our financial covenant or other terms of our Credit Facility and any subsequent failure to negotiate and obtain any required relief from our lenders could result in a default under the Credit Facility. We will continue to monitor our liquidity position and covenant obligations and the impact of current macroeconomic conditions on our ability to comply with the covenants under the Credit Facility.
Any event of default could have a material adverse effect on our business and financial condition. We may seek from time to time to amend our Credit Facility or obtain other funding or additional funding, which may result in higher interest rates on our debt. However, we may not be able to do so on terms that are acceptable or to the extent necessary to avoid a default, depending upon conditions in the credit markets, the length and depth of the market reaction to the current macroeconomic conditions and our ability to compete in this environment.
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
The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at March 31, 2023. As of March 31, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.8 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25.0 million. As of March 31, 2023, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of March 31, 2023, the SPV has $221.5 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
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
Operating Activities
Net cash flows used in operating activities were $22.6 million for the three months ended March 31, 2023. Net cash flows provided by operating activities were $15.2 million for the three months ended March 31, 2022.
The cash flows used in operating activities increased primarily due to: (i) increase in net loss, as adjusted for certain non-cash charges and income tax benefits of $25.7 million; (ii) an increase in net gain on disposals of assets of $9.9 million; (iii) a decrease in net investment in working capital of $7.5 million; and (iv) an increase in net gains on deferred compensation of $2.0 million.
The increase in cash flows used in operating activities were partially offset by (i) an increase in depreciation and amortization of $3.9 million; and (ii) an increase in impairment loss of $3.5 million.
The decrease in investment in working capital is primarily due to the timing of: (i) settlements of accounts payable and accrued liabilities; (ii) collections of accounts receivable; (iii) settlements of other long-term liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to an increase in net loss of $24.8 million which is offset by (i) an increase in deferred tax benefits of $4.4 million; and (ii) an increase in impairment loss of $3.5 million.
Investing Activities
Net cash flows provided by and used in investing activities were $3.2 million and $12.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
During 2023, net cash flows provided by investing activities increased primarily due to an increase in cash proceeds from the sale of property, equipment, intangibles and other assets of $14.4 million related to the sale of towers assets. This increase in cash flows provided by investing activities was partially offset by a decrease in additions to tangible and intangible assets of $0.9 million.
Financing Activities
Net cash flows used in financing activities were $0.2 million and $24.6 million for three months ended March 31, 2023 and March 31, 2022, respectively.
During 2023, net cash flows used in financing activities decreased primarily due to: (i) a decrease in payments against the Revolver of $22.7 million and (ii) a decrease of Purchase of vested employee restricted stock units of $1.7 million.

Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes and the 2029 Notes.
Share Repurchase Program
During the three months ended March 31, 2023, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program").
Income Taxes
During the three months ended March 31, 2022, we received a federal tax refund of approximately $15.2 million. We do not anticipate making any federal income tax payments in 2023 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code ("Code"). This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2023 were $13.6 million. We anticipate that total capital expenditures in 2023 will be approximately $50 million as we increase our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of March 31, 2023, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023, other than as described below.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2023. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.
Goodwill Valuation Risk
Our remaining goodwill as of March 31, 2023 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, and the goodwill acquired in the Podcorn Acquisition and AmperWave Acquisition in 2021.
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
Broadcasting License Valuation Risk
After the annual impairment test conducted on our broadcasting licenses in the fourth quarter of 2022, the results indicated that there were 39 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 39 units of accounting had a carrying value of $1,981 million at December 31, 2022.
If overall market conditions or the performance of the economy deteriorates, advertising expenditures and radio industry results could be negatively impacted, including expectations for future growth. This could result in future impairment charges for these or other of our units of accounting, which could be material.
As of March 31, 2023, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our broadcasting licenses, and concluded no assessment was required.
ITEM 3.    Quantitative And Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on our variable-rate senior indebtedness (the Term B-2 Loan and Revolver). From time to time, we may seek to limit our exposure to interest rate volatility through the use of derivative rate hedging instruments.
As of March 31, 2023, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $4.1 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.5 million, assuming our entire Revolver was outstanding as of March 31, 2023.
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
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in other assets, net of accumulated amortization at March 31, 2023 as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of March 31, 2023 was $2.9 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of March 31, 2023, we did not have any investments in money market instruments.
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

PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023. Refer to Note 16, Contingencies And Commitments, for additional information.

ITEM 1A    Risk Factors
Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. The risk factors set forth below update, and should be read together with, the risk factors described in "Item 1A, Risk Factors," in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

We have identified conditions and events that could raise substantial doubt about our ability to continue as a going concern.

We have identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with certain financial covenants contained in our debt agreements.

Current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on our forecasted revenue. As a result, our management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets, and initiating a variety of transactions to manage our liabilities, which could include extending maturities or otherwise reorganizing our debt to decrease overall leverage. We are unable to predict with certainty the impact that the current macroeconomic conditions will have on our ability to consummate these transactions or maintain compliance with the financial covenants contained in our debt agreements.

As of March 31, 2023, we were in compliance with such debt covenants. However, based on our cash and cash equivalents balance, the current maturities of our existing debt facilities, and our forecasted business plan in light of current macroeconomic conditions, however our current forecast of future revenue over the next twelve months indicates that such revenue is unlikely to be sufficient for us to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause us to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require us to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If we are unable to obtain necessary waivers or amendments and our debt is accelerated, there can be no assurance that we would be able to obtain replacement financing or to satisfy our obligations. This uncertainty surrounding compliance with our debt covenants raises substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should we be unable to continue as a going concern. Any inability to continue as a going concern, or the perception that we will be unable to do so, could materially adversely affect our ability to meet our obligations and the value of your investment.

ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended March 31, 2023:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1, 2023 - January 31, 2023	10,894	$0.27	—	$41,578,230
February 1, 2023 - February 28, 2023	77,659	$0.29	—	$41,578,230
March 1, 2023 - March 31, 2023	723,189	$0.14	—	$41,578,230
Total	811,742		—

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 10,894 shares at an average price of $0.27 in January 2023; (ii) 77,659 shares at an average price of $0.29 in February 2023; and (iii) 723,189 shares at an average price of $0.14 in March 2023. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2023.

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

4.6 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021
10.1 *	Employment Agreement dated January 9, 2023 between Audacy, Inc. (formerly Entercom Communications Corp.) and J.D. Crowley. (Filed herewith)
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: May 10, 2023	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 10, 2023	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)