Form 10-Q
period 2023-06-30
AUDACY, INC.
filed 2023-08-07
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Class A common stock, $0.01 par value – 4,759,196 Shares Outstanding as of July 31, 2023
Class B common stock, $0.01 par value – 134,839 Shares Outstanding as of July 31, 2023
i

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

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS:
Cash	$80,667	$103,344
Accounts receivable, net of allowance of $8,123 in 2023 and $9,425 in 2022	238,864	261,357
Prepaid expenses, deposits and other	70,996	72,350
Total current assets	390,527	437,051
Investments	3,005	3,005
Net property and equipment	348,110	344,690
Operating lease right-of-use assets	209,868	211,022
Radio broadcasting licenses	1,959,440	2,089,226
Goodwill	63,915	63,915
Assets held for sale	2,476	5,474
Other assets, net of accumulated amortization	108,293	130,510
TOTAL ASSETS	$3,085,634	$3,284,893

LIABILITIES:
Accounts payable	$4,963	$14,002
Accrued expenses	65,221	72,488
Other current liabilities	74,327	80,549
Operating lease liabilities	37,486	40,815
Total current liabilities	181,997	207,854
Long-term debt	1,921,115	1,880,362
Operating lease liabilities, net of current portion	200,193	196,654
Net deferred tax liabilities	399,901	453,378
Other long-term liabilities	21,854	26,026
Total long-term liabilities	2,543,063	2,556,420
Total liabilities	2,725,060	2,764,274
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 4,865,759 and 4,705,328 shares at June 30, 2023 and December 31, 2022 respectively	1,462	1,412
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 134,839 shares at June 30, 2023 and December 31, 2022	40	40
Class C common stock $0.01 par value; non voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,679,622	1,676,843
Accumulated deficit	(1,322,261)	(1,160,618)
Accumulated other comprehensive income	1,711	2,942
Total shareholders' equity	360,574	520,619
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,085,634	$3,284,893
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2023	2022	2023	2022
NET REVENUES	$298,513	$319,439	$558,148	$594,734

OPERATING EXPENSE:
Station operating expenses	266,120	260,143	500,048	486,905
Depreciation and amortization expense	17,575	15,571	35,017	29,110
Corporate general and administrative expenses	25,880	25,703	51,179	51,614
Restructuring charges	8,511	1,016	10,932	1,902
Impairment loss	125,355	1,770	130,405	3,291
Net gain on sale or disposal	(9,876)	(105)	(22,280)	(2,563)
Change in fair value of contingent consideration	—	(7,987)	—	(7,704)
Other expenses	243	52	353	402
Total operating expense	433,808	296,163	705,654	562,957
OPERATING INCOME (LOSS)	(135,295)	23,276	(147,506)	31,777
NET INTEREST EXPENSE	34,548	24,529	66,929	48,000
Other income	—	(238)	—	(238)
OTHER (INCOME) EXPENSE	—	(238)	—	(238)

(LOSS) BEFORE TAXES (BENEFIT)	(169,843)	(1,015)	(214,435)	(15,985)
TAX (BENEFIT) EXPENSE	(44,041)	(242)	(52,730)	(4,139)
NET LOSS	(125,802)	(773)	(161,705)	(11,846)
NET LOSS PER SHARE - BASIC	$(26.64)	$(0.17)	$(34.24)	$(2.57)
NET LOSS PER SHARE - DILUTED	$(26.64)	$(0.17)	$(34.24)	$(2.57)
WEIGHTED AVERAGE SHARES:
Basic	4,723,023	4,615,396	4,723,023	4,614,364
Diluted	4,723,023	4,615,396	4,723,023	4,614,364
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2023	2022	2023	2022
NET LOSS	$(125,802)	$(773)	$(161,705)	(11,846)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Net unrealized (loss) gain on derivatives, net of taxes (benefit)	(391)	553	(1,231)	1,776
COMPREHENSIVE LOSS	$(126,193)	$(220)	$(162,936)	$(10,070)
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock (1)				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,705,328	$1,412	134,839	$40	$1,676,843	$(1,160,618)	$2,942	$520,619
Net loss	—	—	—	—	—	(35,901)	—	(35,901)
Compensation expense related to granting of stock awards	195,724	59	—	—	1,890	—	—	1,949
Purchase of vested employee restricted stock units	(27,072)	(8)	—	—	(119)	—	—	(127)
Payment of dividends on common stock	—	—	—	—	(60)	—	—	(60)
Dividend equivalents, net of forfeitures	—	—	—	—	—	22	—	22
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(840)	(840)
Balance, March 31, 2023	4,873,980	$1,463	134,839	$40	$1,678,554	$(1,196,497)	$2,102	$485,662
Net loss	—	—	—	—	—	(125,802)	—	(125,802)
Compensation expense related to granting of stock awards	(7,449)	—	—	—	1,049	—	—	1,049
Repurchase of common stock	(215)	(1)	—	—	—	—	—	(1)
Purchase of vested employee restricted stock units	(557)	—	—	—	(2)	—	—	(2)
Payment of dividends on common stock	—	—	—	—	21	—	—	21
Dividend equivalents, net of forfeitures						38		38
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(391)	(391)
Balance, June 30, 2023	4,865,759	$1,462	134,839	$40	$1,679,622	$(1,322,261)	$1,711	$360,574

(1) Share counts have been retroactively adjusted to reflect the effect of the stock split.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock (1)				Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	4,668,678	$1,401	134,839	$40	$1,671,195	$(1,020,142)	$(289)	$652,205
Net loss	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(1,978)	(1)	—	—	2,699	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	2,034	1	—	—	176	—	—	177
Purchase of vested employee restricted stock units	(20,729)	(6)	—	—	(1,833)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	4,648,005	$1,395	134,839	$40	$1,672,063	$(1,031,013)	$934	$643,419
Net loss	—	—	—	—	—	(773)	—	(773)
Compensation expense related to granting of stock awards	57,934	17	—	—	2,464	—	—	2,481
Issuance of common stock related to the ESPP	4,706	1	—	—	131	—	—	132
Purchase of vested employee restricted stock units	(760)	—	—	—	(51)	—	—	(51)
Payment of dividends on common stock	—	—	—	—	(4)	—	—	(4)
Dividend equivalents, net of forfeitures	—	—	—	—	—	4	—	4
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, June 30, 2022	4,709,885	$1,413	134,839	$40	$1,674,603	$(1,031,782)	$1,487	$645,761

(1) Share counts have been retroactively adjusted to reflect the effect of the stock split.
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(161,705)	$(11,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35,017	29,110
Net amortization of deferred financing costs (net of original issue discount and debt premium)	2,929	2,027
Net deferred taxes (benefit) and other	(53,030)	(3,860)
Provision for bad debts	1,271	94
Net (gain) on sale or disposal	(22,280)	(2,563)
Non-cash stock-based compensation expense	2,998	5,179
Deferred compensation loss (gain)	1,257	(4,806)
Impairment loss	130,405	3,291
Change in fair value of contingent consideration	—	(7,704)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	21,222	13,626
Prepaid expenses and deposits	1,354	1,928
Other assets	(830)	926
Accounts payable and accrued liabilities	(17,275)	(17,407)
Accrued interest expense	(402)	(43)
Operating leases	(4,710)	639
Other long-term liabilities	(5,429)	(9,019)
Net cash (used in) provided by operating activities	(69,208)	(428)

INVESTING ACTIVITIES:
Additions to property, equipment and software	(25,024)	(46,904)
Proceeds from sale of property, equipment, intangibles and other assets	32,724	2,960
Net cash provided by (used in) investing activities	7,700	(43,944)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	39,000	60,000
Payments of revolving senior debt	—	(22,727)
Retirement of notes	—	(10,000)
Proceeds from issuance of employee stock plan	—	309
Purchase of vested employee restricted stock units	(129)	(1,890)
Payment of dividends on common stock	(39)	—
Payment of dividend equivalents on vested restricted stock units	—	(178)
Treasury stock	(1)	—
Net cash (used in) provided by financing activities	38,831	25,514

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,677)	(18,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	103,344	59,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,667	$40,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$63,876	$44,437
Income taxes	$1,687	$(14,792)

See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
Audacy, Inc. was formed as a Pennsylvania corporation in 1968. Its New York Stock Exchange ticker symbol is "AUD." On May 16, 2023, trading in our Class A common stock on the New York Stock Exchange was suspended. Presently our Class A common stock trades Over The Counter (the "OTC Pink") under the ticker symbol "AUDA".
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
On June 30, 2023, we effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A and Class B common stock, par value $0.01 per share (“Common Stock”). As a result of the Reverse Stock Split every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. In addition, proportional adjustments were made to the number of shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”) subject to outstanding equity awards, as well as the applicable exercise price, to reflect the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company effected the Reverse Stock Split to seek to regain compliance with the minimum average closing price requirement of Rule 802.01C of the New York Stock Exchange’s Listing Company Manual. Following the Reverse Stock Split, the Class A common stock continued to be traded on the OTC Pink under the symbol “AUDA” on a split-adjusted basis beginning on June 30, 2023.
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
Current macroeconomic conditions have created, and continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of June 30, 2023, the Company was in compliance with such debt covenants. However, based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its forecasted business plan in light of current macroeconomic conditions and the Company’s current forecast of future revenue over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require the Company to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If the Company is unable to obtain necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness under the protection of a bankruptcy court. This uncertainty surrounding compliance with the Company’s debt covenants raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, which has $75 million of outstanding borrowings at June 30, 2023 and a maturity date of July 2024.
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
Refer to Note 8, Long-Term Debt, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity and Capital Resources—Potential Restructuring of our Indebtedness” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial position, results of operations or cash flows.
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
During the first quarter of 2023, the Company entered into an agreement with a third party to sell two FCC licenses and assets in Memphis, Tennessee and Buffalo, New York as well as certain intellectual property. During the fourth quarter of 2022, the Company agreed to sell assets of a station in Palm Desert, California. In aggregate, these assets had a carrying value of approximately $5.8 million. During the second quarter of 2023, the Company completed these sales for $15.7 million, net of $0.3 million transaction fees. The company recognized a gain on sale, net of commissions and other expenses of $9.9 million.

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

During the third quarter of 2022, the Company entered into an agreement to dispose of land and equipment in Nevada. In the fourth quarter of 2022, the Company completed the sale of land and equipment for $39.1 million cash and reported a gain of approximately $35.3 million.

Beasley Exchange
On December 22, 2022, the Company completed a transaction with Beasley Media Group Licenses, LLC and Beasley Media Group, LLC. (collectively "Beasley") in which the Company exchanged its Station KXTE located in Pahrump, Nevada for Beasley's Station KDWN located in Las Vegas, Nevada (the "Beasley Vegas Exchange"). The Company and Beasley began programming the respective stations under local marketing agreements ("LMAs") on November 14, 2022. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with station KXTE (the "divested station") and included net revenues and station operating expenses associated with station KDWN (the "acquired station").
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

Final Value
(amounts in thousands)
Assets
Net property and equipment	535
Total tangible property	$535
Radio broadcasting licenses	2,002
Total intangible assets	$2,002
Total assets	$2,537

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(amounts in thousands)
Costs to exit duplicative and loss-making contracts	$7,644	$—	$8,039	$—
Workforce reduction	705	930	2,565	1,651
Other restructuring costs	162	86	328	251
Total restructuring charges	$8,511	$1,016	$10,932	$1,902

Restructuring Plan
During the first quarter of 2023, the Company initiated a restructuring plan to help mitigate the adverse impact that the current macroeconomic conditions are having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the current macroeconomic conditions. The restructuring plans primarily included workforce reduction charges that consists of one-time termination benefits and the related costs to mitigate the adverse impacts of the current macroeconomic conditions, which includes exiting duplicative and loss-making contracts.
The estimated amount of unpaid restructuring charges as of June 30, 2023 includes amounts in accrued expenses that are expected to be paid in less than one year.

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
	(amounts in thousands)
Restructuring charges, beginning balance	$2,750	$2,623
Additions	10,932	10,008
Payments/Settlements	(11,373)	(9,881)
Restructuring charges unpaid and outstanding	2,309	2,750
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$2,309	$2,750
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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.9 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.

Description	June 30, 2023	December 31, 2022
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$238,864	$261,357
Unearned revenue - current	12,936	13,687
Unearned revenue - noncurrent	368	403
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
Significant changes in the contract liabilities balances during the period are as follows:

Six Months Ended June 30, 2023
Unearned Revenue	(amounts in thousands)

Beginning balance on January 1, 2023	$14,090
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(1,455)
Additions, net of revenue recognized during period	669
Ending balance	$13,304
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,
	2023	2022
Revenue by Source	(amounts in thousands)
Spot revenues	$187,114	$204,486
Digital revenues	66,655	69,300
Network revenues	20,824	21,789
Sponsorships and event revenues	11,938	11,638
Other revenues	11,982	12,226
Net revenues	$298,513	$319,439

	Six Months Ended June 30,
	2023	2022
Revenue by Source	(amounts in thousands)
Spot revenues	$346,423	$379,621
Digital revenues	123,580	127,339
Network revenues	40,692	42,929
Sponsorships and event revenues	24,382	21,964
Other revenues	23,071	22,881
Net revenues	$558,148	$594,734

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability, as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

Lease Cost	Three Months Ended June 30,
	2023	2022
	(amounts in thousands)
Operating lease cost	$12,242	$12,767
Variable lease cost	2,661	2,369
Total lease cost	$14,903	$15,136

Lease Cost	Six Months Ended June 30,
	2023	2022
	(amounts in thousands)
Operating lease cost	$24,496	$25,352
Variable lease cost	5,512	5,273
Total lease cost	$30,008	$30,625

Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Description	(amounts in thousands)

Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$26,768	$27,126
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$22,108	$13,252
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

	Broadcasting Licenses Carrying Amount
	June 30, 2023	December 31, 2022
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,089,226	$2,251,546
Disposition of radio stations (See Note 2)	(4,956)	(4,377)
Acquisitions (See Note 2)	—	2,002
Loss on impairment	(124,830)	(159,089)
Assets held for sale (See Note 14)	—	(856)
Ending period balance	$1,959,440	$2,089,226
The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

	Goodwill Carrying Amount
	June 30, 2023	December 31, 2022
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,723
Accumulated loss on impairment as of January 1,	(998,673)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	63,915	82,176
Loss on impairment	—	(18,126)
Measurement period adjustments to acquired goodwill (See Note 2)	—	(135)
Ending period balance	$63,915	$63,915
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
The methodology used by us in determining our key estimates and assumptions is applied consistently to each market. Of the seven variables identified above, we believe that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.
The Company evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted.
During the second quarter of the current year, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $124.8 million ($91.5 million, net of tax). The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.

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
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

	Estimates And Assumptions
	Second Quarter 2023	Fourth Quarter 2022
Discount rate	9.5%	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%	18% to 33%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0%	0.0% to 0.6%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.
Goodwill Impairment Test
We perform a quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our goodwill.
The Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted.
During the second quarter of the current year, the Company completed an interim impairment assessment for its goodwill at the podcast reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded. The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.
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
Assumptions and Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Second Quarter 2023	Fourth Quarter 2022
Discount rate - podcast reporting unit	11.5%	11.0%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units. These estimates and assumptions could be materially different from actual results.
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	Other Current Liabilities
	June 30, 2023	December 31, 2022
	(amounts in thousands)
Accrued compensation	$21,817	$25,730
Accounts receivable credits	3,738	4,333
Advertiser obligations	8,283	6,465
Accrued interest payable	14,531	14,933
Unearned revenue	12,936	13,687
Accrued sports rights	2,826	3,397
Accrued benefits	5,452	7,640
Non-income tax liabilities	1,858	1,804
Other	2,886	2,560
Total other current liabilities	$74,327	$80,549

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

	Long-Term Debt
	June 30, 2023	December 31, 2022
	(amounts in thousands)
Credit Facility
Revolver	$219,000	$180,000
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	975	1,116
	852,390	813,531
2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	2,849	3,220
	462,849	463,220

2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility	75,000	75,000

Other debt	23	23
Total debt before deferred financing costs	1,930,262	1,891,774
Deferred financing costs (excludes the revolving credit)	(9,147)	(11,412)
Total long-term debt, net of current debt	$1,921,115	$1,880,362
Outstanding standby letters of credit	$7,488	$5,909
(A) Senior Debt
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is currently comprised of $227.3 million Revolver maturing August 19, 2024 and a term B-2 loan (the "Term B-2 Loan") maturing November 17, 2024.
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2023. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.7 times.
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

As of June 30, 2023, the Company was in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
The 2027 Notes

During 2019, the Company and its finance subsidiary, Audacy Capital Corp. issued $325.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes").

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

The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2023.

As of June 30, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.7 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25 million. As of June 30, 2023, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of June 30, 2023, the SPV has $211.3 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.
Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity and Capital Resources—Potential Restructuring of our Indebtedness” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
(B) Net Interest Expense
The components of net interest expense are as follows:

	Net Interest Expense
	Three Months Ended June 30,
	2023	2022
	(amounts in thousands)
Interest expense	$32,627	$23,504
Amortization of deferred financing costs	2,176	1,281
Amortization of original issue premium of senior notes	(255)	(256)
Interest income and other investment income	—	—
Total net interest expense	$34,548	$24,529

	Net Interest Expense
	Six Months Ended June 30,
	2023	2022
	(amounts in thousands)
Interest expense	$64,000	$46,043
Amortization of deferred financing costs	3,441	2,540
Amortization of original issue premium of senior notes	(512)	(512)
Interest income and other investment income	—	(71)
Total net interest expense	$66,929	$48,000

9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of June 30, 2023, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts in millions)						(amounts in millions)
			Cap	2.75%
Collar	$90.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$90.0
For the six months ended June 30, 2023, the Company recorded the net change in the fair value of this derivative as a loss of $1.2 million (net of tax benefit of $0.4 million as of June 30, 2023) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2023, the fair value of these derivatives was an asset of $2.3 million, and is recorded within other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company does not expect to reclassify any of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2023 and December 31, 2022:

	Accumulated Derivative Gain (Loss)
Description	June 30, 2023	December 31, 2022
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$1,711	$2,942

The following tables present the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the six months ended June 30, 2023 and June 30, 2022:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended June 30,
2023	2022	2023	2022
(amounts in thousands)
$(391)	$553	$—	$—

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2023	2022	2023	2022
(amounts in thousands)
$(1,231)	$1,776	$—	$232

Undesignated Derivatives

The Company was subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company paid floating rate, based on the SOFR, on the notional amount of the TRS. The TRS was designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. The Company did not designate the TRS as an accounting hedge. Rather, the Company recorded all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities. The contract term of the TRS expired April 2023 and was not renewed.

10.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Basic (Loss) Per Share
Numerator
Net loss	$(125,802)	$(773)	(161,705)	$(11,846)
Denominator
Basic weighted average shares outstanding	4,723	4,615	4,723	4,614
Net loss per share - Basic	$(26.64)	$(0.17)	$(34.24)	$(2.57)
Diluted (Loss) Per Share
Numerator
Net loss	$(125,802)	$(773)	$(161,705)	$(11,846)
Denominator
Basic weighted average shares outstanding	4,723	4,615	4,723	4,614
Effect of RSUs and options under the treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	4,723	4,615	4,723	4,614
Net loss per share - Diluted	$(26.64)	$(0.17)	$(34.24)	$(2.57)

Reverse Stock Split

On June 30, 2023, the Company effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. In addition, proportional adjustments were made to the number of shares of the Company’s Class A common stock subject to outstanding equity awards, as well as the applicable exercise price, to reflect the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company effected the Reverse Stock Split to seek to regain compliance with the minimum average closing price requirement of Rule 802.01C of the New York Stock Exchange’s Listing Company Manual. Following the Reverse Stock Split, the Class A common stock continued to be traded on the OTC Pink under the symbol “AUDA” on a split-adjusted basis beginning on June 30, 2023.

No fractional shares were issued in connection with the Reverse Stock Split. Instead, any shareholders of Class A or Class B common stock who would have been entitled to receive fractional shares as a result of the Reverse Stock Split received cash payment equal to the product obtained by multiplying (a) the fraction of the share of Class A or Class B common stock which shareholder would have otherwise been entitled to receive by (b) the closing price per share of the Company's Class A common stock on the OTC Pink at the close of business on the date prior to the Effective Time.

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
Impact Of Equity Issuances	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	17	20	19	20
Price range of options: from	$106.20	$106.20	$106.20	$106.20
Price range of options: to	$419.40	$419.40	$419.40	$419.40
RSUs with service conditions	268	113	268	28
RSUs excluded with service and market conditions as market conditions not met	25	3	25	3
Excluded shares as anti-dilutive when reporting a net loss	—	12	—	53

11.    SHARE-BASED COMPENSATION
Under the Company's equity compensation plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan during the current period:

	Period Ended	Number of Restricted Stock Units*	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of June 30, 2023
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2022	208
RSUs awarded	June 30, 2023	200
RSUs released	June 30, 2023	(112)
RSUs forfeited	June 30, 2023	(12)
RSUs outstanding as of:	June 30, 2023	284	$—	1.68	$605
RSUs vested and expected to vest as of:	June 30, 2023	283	$—	1.68	$602
RSUs exercisable (vested and deferred) as of:	June 30, 2023	—	$—	$—	$—
Weighted average remaining recognition period in years		2.66
Unamortized compensation expense		$5,321
*Reverse Stock Split applied
RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.

Option Activity

The following table presents the option activity during the current period under the Plan:

	Period Ended	Number of Options*	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of June 30 2023
	(amounts in thousands)
Options outstanding as of:	December 31, 2022	20	$339.90
Options expired	June 30, 2023	(5)	397.20
Options outstanding as of:	June 30, 2023	15	$320.55	1.81	$—
Options vested and expected to vest as of:	June 30, 2023	15	$320.55	1.81	$—
Options vested and exercisable as of:	June 30, 2023	15	$320.55	1.81	$—
Weighted average remaining recognition period in years		0.0
Unamortized compensation expense		$—
*Reverse Stock Split applied
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding			Options Exercisable
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding June 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable June 30, 2023	Weighted Average Exercise Price
From	To
$106.20	210.3	2	6.0	162.05	2	$162.05
$289.80	419.4	13	1.1	347.75	13	$347.75
$106.20	419.4	15	1.81	320.55	15	$320.55
*Reverse Stock Split applied
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended June 30,
	2023	2022
	(amounts in thousands)
Station operating expenses	$433	$990
Corporate general and administrative expenses	616	2,113
Stock-based compensation expense included in operating expenses	1,049	3,103
Income tax benefit (1)	195	683
After-tax stock-based compensation expense	$854	$2,420

	Six Months Ended June 30,
	2023	2022
	(amounts in thousands)
Station operating expenses	$1,146	$2,160
Corporate general and administrative expenses	1,852	3,933
Stock-based compensation expense included in operating expenses	2,998	6,093
Income tax benefit (1)	585	1,354
After-tax stock-based compensation expense	$2,413	$4,739
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12.    INCOME TAXES
Tax Rate for the three and six months ended June 30, 2023
The Company recognized an income tax benefit at an effective income tax rate of 25.9% and 24.6% for the three and six months ended June 30, 2023. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
The Company was able to carryback its 2020 federal income tax loss to prior tax years and filed two refund claims with the IRS for a total of $20.4 million. We received a refund of $15.2 million in connection with the first claim during the first quarter of 2022.

Tax Rate for the three and six months ended June 30, 2022
The Company recognized an income tax benefit at an effective income tax rate of 23.8% and 25.9% for the three and six months ended June 30, 2022, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At Reporting Date
Description	Balance at June 30, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (2)	$2,334	$—	$2,334	$—	$—

Liabilities
Deferred compensation plan liabilities (3)	$20,153	$16,305	$—	$—	$3,848

Contingent Consideration (4)	$30	$—	$—	$30	$—

	Fair Value Measurements At Reporting Date
Description	Balance at December 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (2)	$4,012	$—	$4,012	$—	$—

Liabilities
Deferred compensation plan liabilities (3)	$24,123	$19,944	$—	$—	$4,179

Contingent Consideration (4)	$12	$—	$—	$12	$—

(1)The fair value of underlying investments in collective trust funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by outstanding units. In accordance with appropriate accounting guidance, these investments have not been classified in the fair value hierarchy.
(2)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2022 and other assets, net of accumulated amortization at June 30, 2023, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.
(3)The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis. The unfunded plan allows participants to hypothetically invest in various specified investment options.
(4)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2022 and other assets, net of accumulated amortization at June 30, 2023, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.

(5)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the six months ended June 30, 2023 and 2022, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable. As discussed above, the Company conducted an interim impairment assessment on its broadcasting licenses and goodwill during the second quarter of 2023. Refer to Note 6, Intangible Assets And Goodwill, for additional information.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B-2 Loans (1)	$632,415	$352,571	$632,415	$454,548
Revolver (2)	$219,000	$219,000	$180,000	$180,000
2029 Notes (3)	$540,000	$75,263	$540,000	$92,138
2027 Notes (3)	$460,000	$76,763	$460,000	$82,513
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$22		$23
Letters of credit (4)	$7,488		$5,909
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
During the second quarter 2023, the Company entered into letters of intent to sell certain assets located in Phoenix and Boston. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at June 30, 2023. In aggregate, these assets have a carrying value of approximately $2.5 million. The transactions are expected to close within one year.
The major categories of these assets held for sale are as follows as of the dates indicated:

	Assets Held for Sale
	June 30, 2023	December 31, 2022
	(amounts in thousands)
Land and land improvements	$590	$—
Building	1,776	—
Equipment	110	4,618
Radio broadcasting licenses	—	856
Net assets held for sale	2,476	5,474
15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

		Dividend Equivalent Liabilities
	Balance Sheet Location	June 30, 2023	December 31, 2022
		(amounts in thousands)
Short-term	Other current liabilities	$160	$229
Long-term	Other long-term liabilities	19	1
Total		$179	$230
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP effective January 1, 2023. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(amounts in thousands)
Number of shares purchased	—	202
Non-cash compensation expense recognized	$—	$46

Share Repurchase Program
During the six months ended June 30, 2023, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
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
17.    SUBSEQUENT EVENTS
Events occurring after June 30, 2023, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three and six months ended June 30, 2023 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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

On May 16, 2023, the New York Stock Exchange (the “NYSE”) announced the suspension of trading of our Class A common stock on the NYSE, and that it had elected to commence proceedings to delist our Class A common stock based on the Company’s “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On May 31, 2023, the Company submitted a written appeal request for a review of the NYSE’s determination by a Committee of the Board of Directors of the NYSE. We cannot assure you that any appeal we undertake will be successful. The delisting of our Class A common stock will be stayed pending the conclusion of the review process, while the trading suspension that was implemented on May 16, 2023 will remain in effect. In the interim, the Company’s Class A common stock will continue to trade over the counter (the “OTC Pink”) under the symbol “AUDA.”
On June 30, 2023, we effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A and Class B common stock, par value $0.01 per share (“Common Stock”). As a result of the Reverse Stock Split every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. In addition, proportional adjustments were made to the number of shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”) subject to outstanding equity awards, as well as the applicable exercise price, to reflect the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company effected the Reverse Stock Split to seek to regain compliance with the minimum average closing price requirement of Rule 802.01C of the NYSE Listing Company Manual. Following the Reverse Stock Split, the Class A common stock continued to be traded on the OTC Pink under the symbol “AUDA” on a split-adjusted basis beginning on June 30, 2023.

Results of Operations
Three Months Ended June 30, 2023, As compared to Three Months Ended June 30, 2022

The table below presents the comparison of our historical results of operations for the three months ended June 30, 2023 to the three months ended June 30, 2022:

	THREE MONTHS ENDED JUNE 30,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$298.5	$319.4	(7)%

OPERATING EXPENSE:
Station operating expenses	266.1	260.1	2%
Depreciation and amortization expense	17.6	15.6	13%
Corporate general and administrative expenses	25.9	25.7	1%
Restructuring charges	8.5	1.0	750%
Impairment loss	125.4	1.8	6,867%
Net (gain) loss on sale or disposal	(9.9)	(0.1)	9,800%
Change in fair value of contingent consideration	—	(8.0)	(100)%
Other expenses	0.2	0.1	100%
Total operating expense	433.8	296.2	46%
OPERATING INCOME (LOSS)	(135.3)	23.2	(683)%
INTEREST EXPENSE	34.5	24.5	41%
OTHER INCOME (EXPENSE)	—	(0.2)	(100)%

LOSS BEFORE INCOME TAX BENEFIT	(169.8)	(0.9)	(18,967)%
INCOME TAX BENEFIT	(44.0)	(0.2)	(22,100)%
NET INCOME (LOSS)	$(125.8)	$(0.7)	(18,071)%

The following significant factors affected our results of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022:
Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in our spot, digital and network revenue streams triggered by the current macroeconomic conditions.
Partially offsetting these decreases, net revenues were positively impacted by growth in our sponsorship and events revenues.
Net revenues increased the most for our stations located in the Riverside and Seattle markets. Net revenues decreased the most for our stations located in the New York City and San Francisco markets.
Station Operating Expenses
Station operating expenses increased compared to prior year primarily due to: (i) an increase in payroll and related expenses in the current year; and (ii) an increase in digital expenses related to user acquisition, content licenses and podcast host and talent fees.
Station operating expenses include non-cash compensation expense of $0.4 million and $1.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of capitalized software intangible assets in 2023 relative to 2022. These intangible assets were placed into service in the third quarter of 2022.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of a decrease in non-cash compensation expense. This reduction was attributable to the reversal of performance-based compensation expense upon reassessment.
Corporate general and administrative expenses include non-cash compensation expense of $0.6 million and $2.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively.
Restructuring Charges
We incurred restructuring charges in 2023 and 2022 primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges as well as termination charges associated with loss-making contracts. Amounts were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended June 30, 2023 includes $124.8 million of FCC license impairment charges and $0.5 million related to early termination of leases. The impairment loss incurred during the three months ended June 30, 2022 includes $2.1 million related to an early termination of a lease which was partially offset by $0.4 million of gains recognized from removal of certain leased assets.
Net Gain on Sale or Disposal
During the three months ended June 30, 2023, we recognized a gain of approximately $9.9 million on the sale of assets in the following markets: (i) Memphis, Tennessee, (ii) Buffalo, New York, (iii) Houston, Texas, and, (iv) Palm Desert, California.
Interest Expense
During three months ended June 30, 2023, we incurred an additional $10.0 million in interest expense as compared to the three months ended June 30, 2022.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
Tax Rate for the three Months Ended June 30, 2023

We recognized an income tax benefit at an effective income tax rate of 25.9% for the three months ended June 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
Tax Rate for the three Months Ended June 30, 2022
We recognized an income tax benefit at an effective income tax rate of 23.8% for the three months ended June 30, 2022,

Results of Operations for the Year-To-Date
Six Months Ended June 30, 2023 As compared to The Six Months Ended June 30, 2022

The table below presents the comparison of our historical results of operations for the six months ended June 30, 2023 to the six months ended June 30, 2022:

	SIX MONTHS ENDED JUNE 30,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$558.1	$594.7	(6)%

OPERATING EXPENSE:
Station operating expenses	500.0	486.9	3%
Depreciation and amortization expense	35.0	29.1	20%
Corporate general and administrative expenses	51.2	51.6	(1)%
Restructuring charges	10.9	1.9	474%
Impairment loss	130.4	3.3	3,852%
Net (gain) loss on sale or disposal	(22.3)	(2.6)	758%
Change in fair value of contingent consideration	—	(7.7)	(100)%
Other expenses	0.4	0.4	—%
Total operating expense	705.6	562.9	25%
OPERATING INCOME (LOSS)	(147.5)	31.8	(564)%
INTEREST EXPENSE	66.9	48.0	39%
OTHER INCOME (EXPENSE)	—	(0.2)	(100)%
LOSS BEFORE INCOME TAX BENEFIT	(214.4)	(16.0)	1,240%
INCOME TAX BENEFIT	(52.7)	(4.1)	1,185%
NET INCOME (LOSS)	$(161.7)	$(11.9)	1,259%

The following significant factors affected our results of operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022:

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
Station operating expenses include non-cash compensation expense of $1.1 million and $2.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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
Corporate general and administrative expenses include non-cash compensation expense of $1.9 million and $3.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
Restructuring Charges
In response to the current macroeconomic conditions, we incurred restructuring charges, including workforce reductions as well as termination charges associated with loss-making contracts; of $10.9 million and $1.9 million for six months ended June 30, 2023 and June 30, 2022, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Impairment Loss
The impairment loss incurred during the six months ended June 30, 2023 of $130.4 million includes $124.8 million of FCC license impairment charges and $5.6 million related to early termination of leases. The impairment loss incurred during the six months ended June 30, 2022 includes $3.2 million related to an early termination of certain leases.
Net Gain on Sale or Disposal
During the six months ended June 30, 2023, we recognized a gain of approximately $22.3 million on the sale of assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland, (v) Washington DC, (vi) Memphis, Tennessee, (vii) Buffalo, New York and, (viii) Houston, Texas, (ix) Palm Desert, California.
Interest Expense
During six months ended June 30, 2023, we incurred an additional $18.9 million in interest expense as compared to the six months ended June 30, 2022.
This increased in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
Tax Rate for the six Months Ended June 30, 2023

We recognized an income tax benefit at an effective income tax rate of 24.6% for the six months ended June 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
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

Current macroeconomic conditions have created, and continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of June 30, 2023, the Company was in compliance with such debt covenants. However, based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its forecasted business plan in light of current macroeconomic conditions, the Company’s current forecast of future revenue over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require the Company to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If the Company is unable to obtain necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness under the protection of a bankruptcy court. This uncertainty surrounding compliance with the Company’s debt covenants raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, which has $75 million of outstanding borrowings at June 30, 2023 and a maturity date of July 2024.
The Credit Facility, as amended, is comprised of the $227.3 million Revolver and the Term B-2 Loan. As of June 30, 2023, we had $632.4 million outstanding under the Term B-2 Loan and $219.0 million outstanding under the Revolver. In addition, we had $7.5 million in outstanding letters of credit.
As of June 30, 2023, total liquidity was $81.6 million, which was comprised of $0.9 million available under the Revolver and $80.7 million in cash and cash equivalents.
As of June 30, 2023, our Consolidated Net First Lien Leverage Ratio was 3.7 times as calculated in accordance with the terms of our Credit Facility, which place restrictions on the amount of cash and cash equivalents that can be subtracted in determining consolidated first lien net debt.
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is currently comprised of $227.3 million Revolver maturing August 19, 2024 and a term B-2 loan (the "Term B-2 Loan") maturing November 17, 2024.
The Credit Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Credit Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2023. In certain circumstances, if the Company consummates additional acquisition activity permitted under the terms of the Credit Facility, the Consolidated Net First-Lien Leverage Ratio will be increased to 4.5 times for a one year period following the consummation of such permitted acquisition. As of June 30, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.7 times.

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
As of June 30, 2023, the Company is in compliance with the financial covenant and all other terms of the Credit Facility in all material respects. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
The 2027 Notes

During 2019, the Company and its finance subsidiary, Audacy Capital Corp. issued $325.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes").

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

The Receivables Facility has usual and customary covenants including, but not limited to, a net first lien leverage ratio, a required minimum tangible net worth, and a minimum liquidity requirement (the "financial covenants"). Specifically, the Receivables Facility requires the Company to comply with a certain financial covenant which is a defined term within the agreement, including a maximum Consolidated Net First-Lien Leverage Ratio that cannot exceed 4.0 times at June 30, 2023.

As of June 30, 2023, the Company’s Consolidated Net First Lien Leverage Ratio was 3.7 times. The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25 million. As of June 30, 2023, the Company was compliant with the financial covenants.
The Receivables Facility will expire on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of June 30, 2023, the SPV has $211.3 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility.

Potential Restructuring of Our Indebtedness
We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We have initiated discussions with holders of our indebtedness with respect to these alternatives. Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness. We may offer to exchange the indebtedness under our Credit Facility, the 2027 Notes, the 2029 Notes, and the Accounts Receivable Facility for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions.

Because the terms of any such transactions will be subject to negotiations with the holders of our indebtedness, they may differ materially from those described above and are, to a large extent, outside of our control. There can be no assurance that we will be able to complete any such transactions, and, as no decision with respect to the terms of any such transactions has been made, we may decide not to pursue any such transactions. If we are unable or elect not to complete any such transactions, we may pursue a process to restructure our indebtedness under the protection of a bankruptcy court.
Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt, and “Risk Factors” in Part II, Item 1A, for additional information.

Operating Activities
Net cash flows used in operating activities were $69.2 million for the six months ended June 30, 2023. Net cash flows used in operating activities were $0.4 million for the six months ended June 30, 2022.
The cash flows used in operating activities increased primarily due to: (i) increase in net loss, as adjusted for certain non-cash charges and income tax benefits of $71.9 million; (ii) an increase in net gain on disposals of assets of $19.7 million; (iii) a decrease in net investment in working capital of $3.3 million; and (iv) a decrease in net gains on deferred compensation of $6.1 million.
The increase in cash flows used in operating activities were partially offset by (i) an increase in depreciation and amortization of $5.9 million; and (ii) an increase in impairment loss of $127.1 million.
The decrease in investment in working capital is primarily due to the timing of: (i) settlements of accounts payable and accrued liabilities; (ii) collections of accounts receivable; (iii) settlements of other long-term liabilities; (iv) settlements of accrued interest expense; and (v) settlements of prepaid expenses.
The decrease in net loss, as adjusted for certain non-cash charges and income tax benefits is primarily attributable to an increase in net loss of $149.9 million which is offset by (i) an increase in deferred tax benefits of $49.2 million; and (ii) an increase in impairment loss of $127.1 million.
Investing Activities
Net cash flows provided by and used in investing activities were $7.7 million and $43.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

During 2023, net cash flows provided by investing activities increased primarily due to an increase in cash proceeds from the sale of property, equipment, intangibles and other assets of $29.8 million related to the sale of buildings. This increase in cash flows provided by investing activities was partially offset by a decrease in additions to tangible and intangible assets of $21.9 million.
Financing Activities
Net cash flows provided by financing activities were $38.8 million and $25.5 million for six months ended June 30, 2023 and June 30, 2022, respectively.
During 2023, net cash flows provided by financing activities increased primarily due to: a decrease in borrowing under the revolver of $21.0 million offset by (i) a decrease in payments against the Revolver of $22.7 million, retirement of debt of $10.0 million and (ii) a decrease of Purchase of vested employee restricted stock units of $1.8 million.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes, and the 2029 Notes.
Share Repurchase Program
During the six months ended June 30, 2023, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program").
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
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2023 were $25.0 million. We anticipate that total capital expenditures in 2023 will be approximately $50 million as we continue our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of June 30, 2023, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023, other than as described below.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2023. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.
Goodwill Interim Impairment Test
We perform a quantitative goodwill impairment test by using a discounted cash flow approach (a 5-year income model). Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projections for the reporting units include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our goodwill.
The Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted.
During the second quarter of the current year, the Company completed an interim impairment assessment for its goodwill at the podcast reporting unit. As a result of this interim impairment assessment, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded. The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.
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
Goodwill Valuation Risk
Our remaining goodwill as of June 30, 2023 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, and the goodwill acquired in the Podcorn Acquisition and AmperWave Acquisition in 2021.
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

Sensitivity of Key Goodwill Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our podcasting reporting unit detailed below, we would not be required to record an impairment charge.

Sensitivity Analysis (1)
Percentage Decrease in Reporting Unit Carrying Value
Increase the discount rate from 11.5% to 12.5%	—%
Reduction in forecasted growth rate (including long-term growth rate) to 0%	—%
Reduction in operating profit margin by 10%	—%

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
The Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted.
During the second quarter of the current year, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $124.8 million ($91.5 million, net of tax). The Company will continue to evaluate the impacts of the current macroeconomic conditions on its business, including the impacts of overall economic conditions.
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

Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

	Estimates And Assumptions
	Second Quarter 2023	Fourth Quarter 2022
Discount rate	9.5%	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%	18% to 33%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	0.0%	0.0% to 0.6%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.
Broadcasting License Valuation Risk
The table below presents the percentage within a range by which the fair value exceeded the carrying value of our broadcasting licenses as of June 30, 2023. Rather than presenting the percentage separately for each unit of accounting, our opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.
After the interim impairment test conducted on our broadcasting licenses in the second quarter of 2023, the results indicated that there were 40 units of accounting where the fair value exceeded their carrying value by 10% or less. In aggregate, these 40 units of accounting had a carrying value of $1,924.2 million at June 30, 2023. As discussed above, as a result of the interim impairment assessment conducted in the second quarter of 2023, we wrote down the carrying value of our broadcasting licenses in 28 markets.

	Units of Accounting as of June 30, 2023 Based Upon the Valuation as of June 30, 2023 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 5%	Greater Than 5% To 10%	Greater Than 10% To 15%	Greater Than 15%
Number of units of accounting	36	4	2	3
Carrying value (in thousands)	$1,785,140	$139,051	$30,545	$4,703
Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses outlined below, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 9.5% to 10.5%	17.1%
Reduction in forecasted growth rate (including long-term growth rate) to 0% for all markets	—%
Reduction in operating profit margin by 10%	16.4%

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
As of June 30, 2023, if the borrowing rates under LIBOR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $5.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.2 million, assuming our entire Revolver was outstanding as of June 30, 2023.
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

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed LIBOR Rate	Expiration Date	Notional Amount Decreases	Amount After Decrease
	(amounts (in millions)						(amounts (in millions)
			Cap	2.75%
Collar	$90.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024	Jun. 28, 2023	$90.0
Total	$90.0
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in other assets, net of accumulated amortization at June 30, 2023 as the maturity dates on this instrument are greater than one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month LIBOR rate. Any increase in the one-month LIBOR rate results in a more favorable valuation, while any decrease in the one-month LIBOR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of June 30, 2023 was $2.3 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of June 30, 2023, we did not have any investments in money market instruments.
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
See also additional disclosures regarding liquidity and capital resources made under "Liquidity and Capital Resources" in Part 1, Item 2, above.

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
ITEM 1A    Risk Factors
Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 10, 2023. The risk factors set forth below update, and should be read together with, the risk factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 10, 2023.

We have identified conditions and events that could raise substantial doubt about our ability to continue as a going concern.
We have identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with certain financial covenants contained in our debt agreements and the current maturities of our existing debt facilities.
Current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on our forecasted revenue. As a result, our management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets, and initiating a variety of transactions to manage our liabilities, which could include extending maturities of our debt, including the Credit Facility, or otherwise reorganizing our debt to decrease overall leverage. We are unable to predict with certainty the impact that the current macroeconomic conditions will have on our ability to consummate these transactions or maintain compliance with the financial covenants contained in our debt agreements.

As of June 30, 2023, we were in compliance with such debt covenants. However, based on our cash and cash equivalents balance, the current maturities of our existing debt facilities, and our forecasted business plan in light of current macroeconomic conditions, our current forecast of future revenue over the next twelve months indicates that such revenue is unlikely to be sufficient for us to be able to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause us to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable. This could require us to obtain waivers or amendments in order to maintain compliance, and there can be no assurance that any such waiver or amendment would be available on acceptable terms or at all. If we are unable to obtain necessary waivers or amendments and our debt is accelerated, there can be no assurance that we would be able to obtain replacement financing or to satisfy our obligations, in which case we may pursue a process to restructure our indebtedness under the protection of a bankruptcy court. This uncertainty surrounding compliance with our debt covenants raises substantial doubt regarding our ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, which has $75 million of outstanding borrowings at June 30, 2023 and a maturity date of July 2024.

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

Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity and Capital Resources—Potential Restructuring of our Indebtedness” in Part I, Item 2, for additional information.

The NYSE has suspended trading of our Class A common stock, which are currently traded in the over-the-counter market, and may delist our Class A common stock from trading on the NYSE. This could negatively affect the price and liquidity of our Class A common stocks.

On May 16, 2023, the NYSE announced the suspension of trading of our Class A common stock on the NYSE, and that it had elected to commence proceedings to delist our Class A common stock based on the Company’s “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On May 31, 2023, the Company submitted a written appeal request for a review of the NYSE’s determination by a Committee of the Board of Directors of the NYSE. We cannot assure you that any appeal we undertake will be successful. The delisting of our Class A common stock will be stayed pending the conclusion of the review process, while the trading suspension that was implemented on May 16, 2023 will remain in effect. In the interim, the Company’s Class A common stock will continue to trade on the OTC Pink under the symbol “AUDA.”

The over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade in our Class A common stock and could further depress the trading price of our Class A common stock. The suspension and delisting of our Class A common stock from the NYSE could also result in other adverse consequences, including lower demand for our Class A common stock, increased volatility in the price of our Class A common stock, adverse publicity, reputational harm and a reduced interest in our Company from investors, analysts and other market participants. In addition, the suspension and delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our Class A common stock will continue to trade on the OTC market or that any public market for our Class A common stock will exist in the future, whether broker-dealers will continue to provide public quotes of the Class A common stock on this market, whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market, whether quotes for the Class A common stock may be blocked by in the future, or that we will seek to, or be able to, relist the Class A common stock on a national securities exchange.

The delisting of our Class A common stock will be stayed pending the conclusion of the review process, while the trading suspension that was implemented on May 16, 2023 will remain in effect. In the interim, the Company’s Class A common stock will continue to trade over the counter (the “OTC Pink”) under the symbol “AUDA.”

ITEM 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
The following table provides information on our repurchases during the quarter ended June 30, 2023:

Period (1)(2)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2023 - April 30, 2023	248	$4.50	—	$41,578,230
May 1, 2023 - May 31, 2023	309	$3.60	—	$41,578,230
June 1, 2023 - June 30, 2023	—	$—	—	$41,578,230
Total	557		—
*Reverse Stock Split applied

(1)	We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased: (i) 248 shares at an average price of $4.50 in April 2023; (ii) 309 shares at an average price of $3.60 in May 2023; and (iii) 0 shares at an average price of $0.00 in June 2023. These shares are included in the table above.
(2)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2023.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None

ITEM 6.    Exhibits

Exhibit Number	Description
3.1 #	Amended and Restated Articles of Incorporation of Audacy, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on May 19, 2021).
3.2 #
Articles of Amendment to the Amended and Restated Articles of Incorporation of Audacy, Inc., effective June 30, 2023 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on June 30, 2023).

3.3 #	Amended and Restated Bylaws of Audacy, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed on May 19, 2021).
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

4.4 #
Second Supplemental Indenture, dated as of October 20, 2021, by and among Audacy Capital Corp., the guarantors named therein, and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on October 20, 2021).

4.5 #
Indenture, dated as of March 25, 2021, by and among Audacy Capital Corp. (formerly, Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021).

4.6 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021).
10.1 #	Audacy Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023).
10.2*	Employment Agreement dated May 24, 2023 between Audacy Services, LLC and Susan Larkin (Filed herewith).
10.3 #	Form of Retention Letter Agreement (Incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K as filed on June 23, 2023).
31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed Herewith
#	Incorporated by reference.
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: August 7, 2023	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 7, 2023	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)