Form 10-Q
period 2023-09-30
AUDACY, INC.
filed 2023-11-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	AUD	New York Stock Exchange*
*On October 30, 2023, the NYSE filed a Form 25 relating to the delisting from the NYSE of our Class A common stock. The delisting is expected to become effective 10 days after the filing of Form 25.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class A common stock, $0.01 par value – 4,594,757 Shares Outstanding as of October 31, 2023
Class B common stock, $0.01 par value – 134,839 Shares Outstanding as of October 31, 2023
i

AUDACY, INC.

Private Securities Litigation Reform Act Safe Harbor Statement
In addition to historical information, this report contains statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements reflect our current expectations concerning future results and events and are subject to significant risks and uncertainties. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, without limitation, any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance, including statements about our ability to continue as a going concern and a potential restructuring of our indebtedness under the protection of a bankruptcy court; any statements of belief; and any statements of assumptions underlying any of the foregoing.
You can identify forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” “could,” “would,” “should,” “seeks,” “estimates,” “predicts” and similar expressions which identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

iii

PART I
FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS:
Cash, cash equivalents and restricted cash	$57,380	$103,344
Accounts receivable, net of allowance of $7,085 in 2023 and $9,425 in 2022	249,241	261,357
Prepaid expenses, deposits and other	74,657	72,350
Total current assets	381,278	437,051
Investments	3,005	3,005
Net property and equipment	315,557	344,690
Operating lease right-of-use assets	198,702	211,022
Radio broadcasting licenses	1,693,670	2,089,226
Goodwill	63,915	63,915
Assets held for sale	2,476	5,474
Other assets, net of accumulated amortization	130,340	130,510
TOTAL ASSETS	$2,788,943	$3,284,893

LIABILITIES:
Accounts payable	$8,078	$14,002
Accrued expenses	66,396	72,488
Other current liabilities	93,916	80,549
Operating lease liabilities	40,238	40,815
Long-term debt, current portion	1,922,111	—
Total current liabilities	2,130,739	207,854
Long-term debt	—	1,880,362
Operating lease liabilities, net of current portion	194,185	196,654
Net deferred tax liabilities	316,406	453,378
Other long-term liabilities	20,990	26,026
Total long-term liabilities	531,581	2,556,420
Total liabilities	2,662,320	2,764,274
CONTINGENCIES AND COMMITMENTS
SHAREHOLDERS' EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 4,866,563 and 4,705,328 shares at September 30, 2023 and December 31, 2022 respectively	49	47
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 134,839 shares at September 30, 2023 and December 31, 2022	1	1
Class C common stock $0.01 par value; non voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,681,823	1,678,247
Accumulated deficit	(1,556,594)	(1,160,618)
Accumulated other comprehensive income	1,344	2,942
Total shareholders' equity	126,623	520,619
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,788,943	$3,284,893
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022	2023	2022
NET REVENUES	$299,166	$316,969	$857,314	$911,703

OPERATING EXPENSE:
Station operating expenses	255,989	260,031	756,038	746,936
Depreciation and amortization expense	18,310	18,345	53,327	47,455
Corporate general and administrative expenses	32,556	21,160	83,734	72,774
Restructuring charges	1,272	4,216	12,204	6,118
Impairment loss	272,656	176,784	403,061	180,075
Net gain on sale or disposal	(24)	(10,665)	(22,305)	(13,228)
Change in fair value of contingent consideration	—	(1,098)	—	(8,802)
Other expenses	74	72	426	474
Total operating expense	580,833	468,845	1,286,485	1,031,802
OPERATING LOSS	(281,667)	(151,876)	(429,171)	(120,099)
NET INTEREST EXPENSE	36,011	28,113	102,940	76,113
Other income	—	—	—	(238)
OTHER INCOME	—	—	—	(238)
LOSS BEFORE TAX BENEFIT	(317,678)	(179,989)	(532,111)	(195,974)
TAX BENEFIT	(83,345)	(39,014)	(136,075)	(43,153)
NET LOSS	(234,333)	(140,975)	(396,036)	(152,821)
NET LOSS PER SHARE - BASIC	$(49.64)	$(30.35)	$(84.29)	$(32.92)
NET LOSS PER SHARE - DILUTED	$(49.64)	$(30.35)	$(84.29)	$(32.92)
WEIGHTED AVERAGE SHARES:
Basic	4,720,371	4,645,375	4,698,242	4,641,546
Diluted	4,720,371	4,645,375	4,698,242	4,641,546
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,
	2023	2022	2023	2022
NET LOSS	$(234,333)	$(140,975)	$(396,036)	(152,821)

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Net unrealized (loss) gain on derivatives, net of taxes (benefit)	(367)	1,422	(1,598)	3,198
COMPREHENSIVE LOSS	$(234,700)	$(139,553)	$(397,634)	$(149,623)

See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock (1)				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,705,328	$47	134,839	$1	$1,678,247	$(1,160,618)	$2,942	$520,619
Net loss	—	—	—	—	—	(35,901)	—	(35,901)
Compensation expense related to granting of stock awards	195,724	2	—	—	1,947	—	—	1,949
Purchase of vested employee restricted stock units	(27,072)	—	—	—	(127)	—	—	(127)
Payment of dividends on common stock	—	—	—	—	(60)	—	—	(60)
Dividend equivalents, net of forfeitures	—	—	—	—	—	22	—	22
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(840)	(840)
Balance, March 31, 2023	4,873,980	$49	134,839	$1	$1,680,007	$(1,196,497)	$2,102	$485,662
Net loss	—	—	—	—	—	(125,802)	—	(125,802)
Compensation expense related to granting of stock awards	(7,449)	—	—	—	1,049	—	—	1,049
Repurchase of common stock	(215)	—	—	—	(1)	—	—	(1)
Purchase of vested employee restricted stock units	(557)	—	—	—	(2)	—	—	(2)
Payment of dividends on common stock	—	—	—	—	21	—	—	21
Dividend equivalents, net of forfeitures	—	—	—	—	—	38	—	38
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(391)	(391)
Balance, June 30, 2023	4,865,759	$49	134,839	$1	$1,681,074	$(1,322,261)	$1,711	$360,574
Net loss	—	—	—	—	—	(234,333)	—	(234,333)
Compensation expense related to granting of stock awards	950	—	—	—	749	—	—	749
Purchase of vested employee restricted stock units	(146)	—	—	—	—	—	—	—
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(367)	(367)
Balance, September 30, 2023	4,866,563	$49	134,839	$1	$1,681,823	$(1,556,594)	$1,344	$126,623
(1) Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands, except share data)
(unaudited)

	Common Stock (1)				Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	4,668,678	$47	134,839	$1	$1,672,588	$(1,020,142)	$(289)	$652,205
Net loss	—	—	—	—	—	(11,073)	—	(11,073)
Compensation expense related to granting of stock awards	(1,978)	—	—	—	2,698	—	—	2,698
Issuance of common stock related to the Employee Stock Purchase Plan ("ESPP")	2,034	—	—	—	177	—	—	177
Purchase of vested employee restricted stock units	(20,729)	—	—	—	(1,839)	—	—	(1,839)
Payment of dividends on common stock	—	—	—	—	(174)	—	—	(174)
Dividend equivalents, net of forfeitures	—	—	—	—	—	202	—	202
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,223	1,223
Balance, March 31, 2022	4,648,005	$47	134,839	$1	$1,673,450	$(1,031,013)	$934	$643,419
Net loss	—	—	—	—	—	(773)	—	(773)
Compensation expense related to granting of stock awards	57,934	1	—	—	2,480	—	—	2,481
Issuance of common stock related to the ESPP	4,706	—	—	—	132	—	—	132
Purchase of vested employee restricted stock units	(760)	—	—	—	(51)	—	—	(51)
Payment of dividends on common stock	—	—	—	—	(4)	—	—	(4)
Dividend equivalents, net of forfeitures	—	—	—	—	—	4	—	4
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	553	553
Balance, June 30, 2022	4,709,885	$48	134,839	$1	$1,676,007	$(1,031,782)	$1,487	$645,761
Net loss	—	—	—	—	—	(140,975)	—	(140,975)
Compensation expense related to granting of stock awards	(5,606)	—	—	—	726	—	—	726
Issuance of common stock related to the ESPP	6,606	—	—	—	77	—	—	77
Purchase of vested employee restricted stock units	(146)	—	—	—	(2)	—	—	(2)
Dividend equivalents, net of forfeitures	—	—	—	—	—	2	—	2
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	1,422	1,422
Balance, September 30, 2022	4,710,739	$48	134,839	$1	$1,676,808	$(1,172,755)	$2,909	$507,011
(1) Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.
See notes to condensed consolidated financial statements.

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(396,036)	$(152,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,327	47,455
Net amortization of deferred financing costs (net of original issue discount and debt premium)	4,071	3,064
Net deferred tax benefit	(136,075)	(37,362)
Provision for bad debts	2,157	1,006
Net gain on sale or disposal	(22,305)	(13,228)
Non-cash stock-based compensation expense	3,747	5,905
Deferred compensation loss (gain)	750	(5,835)
Impairment losses	403,061	180,075
Change in fair value of contingent consideration	—	(8,802)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	9,959	8,793
Prepaid expenses and deposits	(473)	(15,679)
Other assets	2,608	935
Accounts payable and accrued liabilities	(26,258)	(18,808)
Accrued interest expense	27,592	(1,383)
Operating leases	(3,233)	—
Other long-term liabilities	(5,786)	(12,944)
Net cash used in by operating activities	(82,894)	(19,629)

INVESTING ACTIVITIES:
Additions to property, equipment and software	(34,642)	(72,541)
Proceeds from sale of property, equipment, intangibles and other assets	32,741	18,604
Purchases of businesses and audio assets	—	(5,040)
Net cash used in investing activities	(1,901)	(58,977)

AUDACY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	39,000	90,000
Payments of revolving senior debt	—	(22,727)
Retirement of notes	—	(10,000)
Proceeds from issuance of employee stock plan	—	386
Purchase of vested employee restricted stock units	(129)	(1,892)
Payment of dividends on common stock	(39)	—
Payment of dividend equivalents on vested restricted stock units	—	(178)
Repurchase of common stock	(1)	—
Net cash provided by financing activities	38,831	55,589

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(45,964)	(23,017)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	103,344	59,439
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$57,380	$36,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$69,816	$71,439
Income taxes	$2,233	$(14,779)

See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES
Audacy, Inc. was formed as a Pennsylvania corporation in 1968. Its New York Stock Exchange ticker symbol is "AUD." On May 16, 2023, trading in our Class A common stock on the New York Stock Exchange was suspended. On October 30, 2023, the New York Stock Exchange (the “NYSE”) filed a Form 25 relating to the delisting from the NYSE of our Class A common stock with the Securities and Exchange Commission (“SEC”). The delisting is expected to become effective 10 days after the filing of Form 25. Our Class A common stock will continue to trade Over The Counter (the "OTC Pink") under the ticker symbol "AUDA".
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
Going Concern
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt, in light of the significant uncertainty created by the current macroeconomic conditions to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying unaudited consolidated financial statements are issued.
Current macroeconomic conditions have created, and continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which includes the utilization and extension of certain grace periods and waivers of certain financial covenants as described in Note 8, Long-Term Debt, and could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate or continue to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of September 30, 2023, the Company was in compliance with its debt and related covenants, some of which were due to the amendments and waivers described in Note 8, Long-Term Debt. However, based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its forecasted business plan in light of current macroeconomic conditions and the Company’s current forecast of future revenue over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to continue to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable absent obtaining additional waivers from its lenders or negotiating additional amendments to avoid acceleration of its indebtedness. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all. If the Company is unable to obtain additional necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness under the protection of a bankruptcy court. Based on the Company’s debt balance and the potential that it could seek protection from creditors under the bankruptcy laws as well as the uncertainty surrounding compliance with the Company’s debt covenants and its ability to obtain additional waivers or amendments when needed, the Company determined that there is substantial doubt regarding its ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, with $75 million of outstanding borrowings at September 30, 2023 and maturing in July 2024, followed by the Revolver with $219.0 million of outstanding borrowings at September 30, 2023 and maturing in August 2024.
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
Refer to Note 8, Long-Term Debt, Note 17, Subsequent Events, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial position, results of operations or cash flows.
Restricted Cash
The following table presents cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of amounts reported in the Condensed Consolidated Statements of Cash Flow.

Cash, Cash Equivalents and Restricted Cash	September 30, 2023	December 31, 2022
	(amounts in thousands)
Cash and cash equivalents	$54,080	$103,344
Restricted cash (1)	3,300	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$57,380	$103,344
(1) Restricted cash consists of cash held in a bank in connection with the Company's corporate credit card program.

2.    ACQUISITIONS AND DISPOSITIONS
The Company records acquisitions under the acquisition method of accounting, and allocates the purchase price to the assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed as incurred for book purposes and amortized for tax purposes.

2023 Dispositions
During the first quarter of 2023, the Company completed the sale of tower assets for $16.9 million. The Company recognized a gain on the sale, net of commissions and other expenses, of $14.5 million.
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

Final Value
(amounts in thousands)
Assets
Net property and equipment	$535
Total tangible property	$535
Radio broadcasting licenses	$2,002
Total intangible assets	$2,002
Total assets	$2,537

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring Charges	2023	2022	2023	2022
	(amounts in thousands)
Costs to exit duplicative and loss-making contracts	$886	$—	$8,925	$—
Workforce reduction	343	3,649	2,908	5,300
Other restructuring costs	43	567	371	818
Total restructuring charges	$1,272	$4,216	$12,204	$6,118

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
The estimated amount of unpaid restructuring charges as of September 30, 2023 includes amounts in accrued expenses that are expected to be paid in less than one year.

Restructuring Charges Outstanding	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
	(amounts in thousands)
Restructuring charges, beginning balance	$2,750	$2,623
Additions	12,204	10,008
Payments/Settlements	(13,962)	(9,881)
Restructuring charges unpaid and outstanding	992	2,750
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$992	$2,750

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
Digital Revenues

The Company provides targeted advertising through the sale of streaming and display advertisements on its national platforms, audacy.com, the Audacy ® app, and its station websites. Performance obligations include delivery of advertisements over the Company's platforms or delivery of targeted advertisements directly to consumers. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Cadence 13, LLC ("Cadence13"), the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Pineapple Street Media LLC ("Pineapple"), the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
Through its agency, DMS, the Company fulfills advertisers campaigns through reach extension business partners, allowing us to offer solutions for any kind of advertiser. The company recognizes revenue and cost at the time of delivery. All revenue is recognized on a net basis, after the deduction of advertising agency fees.
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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.6 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable - Contract Balances	September 30, 2023	December 31, 2022
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$248,610	$260,509
Unearned revenue - current	13,824	13,687
Unearned revenue - noncurrent	350	403
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
Significant changes in the contract liabilities balances during the period are as follows:

Unearned Contract Revenue	Nine Months Ended September 30, 2023
(amounts in thousands)
Beginning balance on January 1, 2023	$14,090
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(7,902)
Additions, net of revenue recognized during period	7,986
Ending balance	$14,174

Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,
Revenue by Source	2023	2022
	(amounts in thousands)
Spot revenues	$185,646	$204,742
Digital revenues	64,792	62,685
Network revenues	22,516	23,663
Sponsorships and event revenues	13,825	13,760
Other revenues	12,387	12,119
Net revenues	$299,166	$316,969

	Nine Months Ended September 30,
Revenue by Source	2023	2022
	(amounts in thousands)
Spot revenues	$532,069	$584,363
Digital revenues	188,373	190,024
Network revenues	63,208	66,592
Sponsorships and event revenues	38,207	35,724
Other revenues	35,457	35,000
Net revenues	$857,314	$911,703

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability, as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

	Three Months Ended September 30,
Lease Cost	2023	2022
	(amounts in thousands)
Operating lease cost	$12,165	$12,605
Variable lease cost	4,492	3,122
Total lease cost	$16,657	$15,727

	Nine Months Ended September 30,
Lease Cost	2023	2022
	(amounts in thousands)
Operating lease cost	$36,661	$37,957
Variable lease cost	10,004	8,395
Total lease cost	$46,665	$46,352

Supplemental Lease Information
Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
Other information related to leases	2023	2022
	(dollars in thousands)
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$41,006	$41,072
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,657	$22,227
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

Broadcast Licenses Carrying Amount	September 30, 2023	December 31, 2022
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,089,226	$2,251,546
Disposition of radio stations (See Note 2)	(4,956)	(4,377)
Acquisitions (See Note 2)	—	2,002
Loss on impairment	(390,600)	(159,089)
Assets held for sale (See Note 14)	—	(856)
Ending period balance	$1,693,670	$2,089,226

The following table presents the changes in goodwill. Refer to Note 2, Business Combinations, for additional information.

Goodwill Carrying Amount	September 30, 2023	December 31, 2022
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,723
Accumulated loss on impairment as of January 1,	(998,673)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	63,915	82,176
Loss on impairment	—	(18,126)
Measurement period adjustments to acquired goodwill	—	(135)
Ending period balance	$63,915	$63,915
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
The Company evaluates whether the facts and circumstances and available information resulted in the need for an impairment assessment for its FCC broadcasting licenses The Company completes these interim impairment analyses to assess its broadcasting licenses at the market level using the Greenfield method.
During the second quarter of the current year, the Company determined that there was a need to perform an impairment assessment analysis based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes of stock price during the quarter. As a result of this second quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded impairment losses of $124.8 million ($91.5 million, net of tax) in the three months ended June 30, 2023.
During the third quarter of the current year, the Company determined that there was a need to perform an impairment assessment analysis based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in market data used to derive the forecasts of future performance. As a result of this third quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded impairment losses of $265.8 million ($194.8 million, net of tax) in the three months ended September 30, 2023.
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

Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates and Assumptions	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022
Discount rate	10.0%	9.5%	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%	18% to 32%	18% to 33%
Forecasted growth rate range of the Company's markets	-2.0% to 0%	0%	0% to 0.6%
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
During the second quarter and third quarter of the current year, the Company evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted. The Company completed interim impairment assessments for its goodwill at the podcast reporting unit for the second quarter and third quarter periods. As a result of these interim impairment assessments, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded.
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

Assumptions and Results - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments.

Estimates and Assumptions	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022
Discount rate - podcast reporting unit	11.5%	11.5%	11.0%

The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units. These estimates and assumptions could be materially different from actual results.
7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

Other Current Liabilities	September 30, 2023	December 31, 2022
	(amounts in thousands)
Accrued interest payable	$42,525	$14,933
Accrued compensation	15,410	25,730
Unearned revenue	13,824	13,687
Advertiser obligations	7,510	6,465
Other	14,647	19,734
Total other current liabilities	$93,916	$80,549

8.    LONG-TERM DEBT
Long-term debt was comprised of the following as of the periods indicated:

Long-Term Debt	September 30, 2023	December 31, 2022
	(amounts in thousands)
Credit Facility
Revolver, matures August 19, 2024	$219,000	$180,000
Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	905	1,116
	852,320	813,531
2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	2,663	3,220
	462,663	463,220
2029 Notes
6.750% notes due March 31, 2029	540,000	540,000
	540,000	540,000

Accounts receivable facility, matures July 15, 2024	75,000	75,000

Other debt	23	23
Total debt before deferred financing costs	1,930,006	1,891,774
Deferred financing costs (excludes costs related to the revolving credit)	(7,895)	(11,412)
Total long-term debt, net	1,922,111	$1,880,362
Current portion of long-term debt	(1,922,111)	—
Total long-term debt, net of current portion	$—	$1,880,362

Outstanding standby letters of credit	$8,128	$5,909
As discussed in Note 1, there is substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued. On November 3, 2023 we executed amendments to the Credit Facility (as defined below) and Accounts Receivable Facility (as defined below) that, among other things, waived the requirement for the Company to comply with the Consolidated Net First Lien Leverage Ratio financial covenant for the quarterly test period ended September 30, 2023. While we received this waiver for the September 30, 2023 quarterly testing period, we have concluded that it is unlikely we will be able to maintain compliance with this financial covenant at the testing periods over the next 12 months. As a result, all debt has been reclassified to current on the condensed consolidated balance sheet as of September 30, 2023. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all. If the Company is unable to obtain additional necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness under the protection of a bankruptcy court.
Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 17, Subsequent Events, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
(A) Senior Debt
The Credit Facility
The Company's credit agreement (the "Credit Facility"), as amended, is currently comprised of the $227.3 million Revolver maturing August 19, 2024 and a term B-2 loan (the "Term B-2 Loan") maturing November 17, 2024.
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
On October 31, 2023, the Company’s finance subsidiary, Audacy Capital Corp., elected to utilize a 3-business day grace period for interest payments in the aggregate amount of approximately $17.0 million originally due on October 31, 2023 pursuant to the terms of the Credit Facility. On November 3, 2023, Audacy Capital Corp. entered into an amendment to the Credit Facility to extend the grace periods before which a default in the payment of such interest in the amount of approximately $17.0 million due on October 31, 2023, and approximately $0.8 million due on November 8, 2023, matures into an Event of Default, from 3 business days 11 business days. The amendment also waived the requirement for the Company to comply with the maximum Consolidated Net First-Lien Leverage Ratio financial covenant referenced above, for the quarterly test period ended September 30, 2023.
Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any additional required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt repayment could have a material adverse effect on its business. The Company may continue to seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may not be successful or result in higher interest rates.
As of September 30, 2023, the Company was in compliance with the financial covenants and all other terms of the Credit Facility in all material respects due to the amendment and waiver described above. The Company’s ability to maintain compliance with its covenant is highly dependent on its results of operations and its ability to negotiate additional waivers or amendments, as applicable, when needed on acceptable terms or at all. The cash available from the Revolver is dependent on the Company’s Consolidated Net First-Lien Leverage Ratio at the time of such borrowing.
The 2027 Notes

During 2019, the Company and its finance subsidiary, Audacy Capital Corp. issued $325.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes").

During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes") at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019, as additional notes under the original indenture (the “2027 Notes Base Indenture”), as supplemented by a first supplemental indenture, dated December 13, 2019 (the "2027 Notes First Supplemental Indenture" and, together with the 2027 Notes Base Indenture, the "2027 Notes Indenture").

During the fourth quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued a further $45.0 million of Additional 2027 Notes as additional notes under the 2027 Notes Indenture at a price of 100.750% of their principal amount. All of the Additional 2027 Notes are treated as a single series with the Initial 2027 Notes and have substantially the same terms as the Initial 2027 Notes (collectively, the "2027 Notes"). The premium on the $45.0 million of Additional 2027 Notes will be amortized over the term under the effective interest rate method.

Interest on the 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the 2027 Notes could be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.

During the nine months ended September 30, 2022, the Company repurchased $10.0 million of the 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the 2027 Notes.

On November 1, 2023, Audacy Capital Corp. elected to utilize a 30-day grace period for the interest payment in the amount of approximately $15.0 million originally due on November 1, 2023 pursuant to the terms of the 2027 Notes.
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
On October 2, 2023, Audacy Capital Corp, elected to utilize the 30-day grace period for the interest payment in the amount of approximately $18.0 million originally due on September 30, 2023 pursuant to the terms of the 2029 Notes.
On October 27, 2023, Audacy Capital Corp. entered into a first supplemental indenture (the “2029 Notes First Supplemental Indenture”) to the original indenture (the “2029 Notes Base Indenture” and, together with the 2029 Notes First Supplemental Indenture, the “2029 Notes Indenture”) governing the 2029 Notes to extend the grace period before which a default in the payment of such interest matures into an Event of Default, from 30 to 60 days. Accordingly, the grace period for the interest payment on the 2029 Notes that was due on September 30, 2023 now ends on November 29, 2023. However, the extension will terminate on the earlier of the date on which: (i) a failure to pay interest under a Credit Facility (as defined in the 2029 Notes Indenture) when due constitutes an event of default permitting all unpaid principal, interest accrued and unpaid thereon and other amounts owed or payable under such Credit Facility to be immediately due and payable; or (ii) Audacy Capital Corp. makes the payment of interest under the Credit Agreement (as defined in the 2029 Notes Indenture) originally due on October 31, 2023 (either on such original due date or during or after any applicable grace period).
Accounts Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million Receivables Facility, maturing on July 15, 2024, to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Credit Facility.
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
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either the Secured Overnight Financing Rate ("SOFR") or commercial paper rates plus a margin. Collections on the accounts receivable: (x) will be used to either: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (y) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements and may be used to (i) fund capital expenditures, (ii) repay borrowings on the Credit Facility, (iii) satisfy maturing debt obligations, as well as (iv) fund working capital needs and other approved uses.

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

The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25 million. As of September 30, 2023, the Company was compliant with the Receivables Facility and related financial covenants, in some cases were due to the amendment and waiver described below.
The Receivables Facility will mature on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of September 30, 2023, the SPV has $215.9 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility, which matures in July 2024.
On November 3, 2023, Audacy Receivables and the other parties to the Receivables Purchase Agreement amended the Receivables Purchase Agreement to waive the cross-default that would otherwise occur under the Receivables Facility in respect of certain defaults in the payment of interest under the Credit Facility, with the effect that such interest payment defaults will not result in an event of default under the Receivables Facility until the expiration of the 11 business day grace periods provided for under the Credit Facility, as amended. In addition, the amendment waives the requirement for the Company to comply with the same maximum Consolidated Net First-Lien Leverage Ratio, as provided for in the Credit Facility, for the quarterly test period ended September 30, 2023.

(B) Net Interest Expense
The components of net interest expense are as follows:

	Three Months Ended September 30,
Net Interest Expense	2023	2022
	(amounts in thousands)
Interest expense	$34,870	$27,076
Amortization of deferred financing costs	1,397	1,293
Amortization of original issue premium of Senior Notes	(256)	(256)
Interest income and other investment income	—	—
Total net interest expense	$36,011	$28,113

	Nine Months Ended September 30,
Net Interest Expense	2023	2022
	(amounts in thousands)
Interest expense	$98,868	$73,119
Amortization of deferred financing costs	4,838	3,832
Amortization of original issue premium of Senior Notes	(766)	(768)
Interest income and other investment income	—	(70)
Total net interest expense	$102,940	$76,113

9.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of September 30, 2023, the Company had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment:

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed SOFR Rate	Expiration Date
	(amounts in millions)
			Cap	2.75%
Collar	$90.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024
Total	$90.0
For the nine months ended September 30, 2023, the Company recorded the net change in the fair value of this derivative as a loss of $1.6 million (net of tax benefit of $0.6 million as of September 30, 2023) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of September 30, 2023, the fair value of these derivatives was an asset of $1.8 million, and is recorded within prepaid expenses, deposits and other assets, net of accumulated amortization on the condensed consolidated balance sheet. The Company expects to reclassify $1.8 million of this amount to the condensed consolidated statement of operations over the next twelve months.
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of September 30, 2023 and December 31, 2022:

Accumulated Derivative Gain	September 30, 2023	December 31, 2022
	(amounts in thousands)
Accumulated derivative unrealized gain	$1,344	$2,942
The following tables present the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the nine months ended September 30, 2023 and September 30, 2022:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended September 30,
2023	2022	2023	2022
(amounts in thousands)
$(367)	$1,422	$528	$—

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Nine Months Ended September 30,
2023	2022	2023	2022
(amounts in thousands)
$(1,598)	$3,198	$2,826	$232

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

10.    NET LOSS PER COMMON SHARE
The following tables present the computations of basic and diluted net loss per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss per Common Share	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Basic (Loss) Per Share
Numerator:
Net loss	$(234,333)	$(140,975)	$(396,036)	$(152,821)
Denominator:
Basic weighted average shares outstanding	4,720	4,645	4,698	4,642
Net loss per share - Basic	$(49.64)	$(30.35)	$(84.29)	$(32.92)

Diluted (Loss) Per Share
Numerator:
Net loss	$(234,333)	$(140,975)	$(396,036)	$(152,821)
Denominator:
Basic weighted average shares outstanding	4,720	4,645	4,698	4,642
Effect of RSUs and options under the treasury stock method(1)	—	—	—	—
Diluted weighted average shares outstanding	4,720	4,645	4,698	4,642
Net loss per share - Diluted	$(49.64)	$(30.35)	$(84.29)	$(32.92)
(1) The Company had net losses used to calculate earnings per share for the three and nine months ended September 30, 2023 and 2022. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

Reverse Stock Split

On June 30, 2023, the Company effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split, every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. In addition, proportional adjustments were made to the number of shares of the Company’s Class A common stock subject to outstanding equity awards, as well as the applicable exercise price, to reflect the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company effected the Reverse Stock Split to seek to regain compliance with the minimum average closing price requirement of Rule 802.01C of the New York Stock Exchange’s Listing Company Manual. Following the Reverse Stock Split, the Class A common stock continued to be traded on the OTC Pink under the symbol “AUDA” on a split-adjusted basis beginning on June 30, 2023.

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

Disclosure of Anti-Dilutive Shares
The following table presents those shares excluded as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
Impact Of Equity Issuances	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Shares excluded as anti-dilutive under the treasury stock method:
Options	15	20	17	20
Price range of options: from	$106.20	$106.20	$106.20	$106.20
Price range of options: to	$419.40	$419.40	$419.40	$419.40
RSUs with service conditions	251	28	264	27
RSUs excluded with service and market conditions as market conditions not met	25	28	25	28
Excluded shares as anti-dilutive when reporting a net loss	4	30	—	56

11.    SHARE-BASED COMPENSATION
Under the Company's equity compensation plan (the “Plan”), the Company is authorized to issue share-based compensation awards to key employees, directors and consultants.
Restricted Stock Units (“RSUs”) Activity
The following is a summary of the changes in RSUs under the Plan (and prior equity compensation plans) during the current period:

RSU Activity	Period Ended	Number of Restricted Stock Units(1)	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of September 30, 2023
	(RSU and dollar amounts in thousands)
RSUs outstanding as of:	December 31, 2022	208
RSUs awarded	September 30, 2023	200
RSUs released	September 30, 2023	(113)
RSUs forfeited	September 30, 2023	(15)
RSUs outstanding as of:	September 30, 2023	281	$—	1.48	$154
RSUs vested and expected to vest as of:	September 30, 2023	271	$—	1.48	$149
RSUs exercisable (vested and deferred) as of:	September 30, 2023	170	$—	$—	$—
Weighted average remaining recognition period		2.49 years
Unamortized compensation expense		$4,937
(1)Reverse Stock Split applied

RSUs with Service and Market Conditions
The Company issued RSUs with service and market conditions that are included in the table above.
Option Activity

The following table presents the option activity during the current period under the Plan (and prior equity compensation plans):

Option Activity	Period Ended	Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value as of September 30, 2023
	(RSU and dollar amounts in thousands)
Options outstanding as of:	December 31, 2022	20	$339.90
Options expired	September 30, 2023	(5)	397.20
Options outstanding as of:	September 30, 2023	15	$320.55	1.56	$—
Options vested and expected to vest as of:	September 30, 2023	15	$320.55	1.56	$—
Options vested and exercisable as of:	September 30, 2023	15	$320.55	1.56	$—
Weighted average remaining recognition period		0 years
Unamortized compensation expense		$—
(1)Reverse Stock Split applied
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

		Options Outstanding(1)			Options Exercisable(1)
		(amounts in thousands)
Range of Exercise Prices		Number of Options Outstanding September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable September 30, 2023	Weighted Average Exercise Price
From	To
$106.20	210.3	2	5.7	162.05	2	$162.05
$289.80	419.4	13	0.8	347.75	13	$347.75
$106.20	419.4	15	1.56	320.55	15	$320.55
(1)Reverse Stock Split applied
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Three Months Ended September 30, 2023
Non-Cash Stock-Based Compensation Expense	2023	2022
	(amounts in thousands)
Station operating expenses	$303	$828
Corporate general and administrative expenses	446	24
Stock-based compensation expense included in operating expenses	749	852
Income tax benefit (1)	103	50
After-tax stock-based compensation expense	$646	$802

	Nine Months Ended September 30, 2023
Non-Cash Stock-Based Compensation Expense	2023	2022
	(amounts in thousands)
Station operating expenses	$1,449	$2,989
Corporate general and administrative expenses	2,298	3,956
Stock-based compensation expense included in operating expenses	3,747	6,945
Income tax benefit (1)	689	1,404
After-tax stock-based compensation expense	$3,058	$5,541
(1) Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.

12.    INCOME TAXES
Tax Rate for the three and nine months ended September 30, 2023
The Company recognized an income tax benefit at an effective income tax rate of 26.2% and 25.6% for the three and nine months ended September 30, 2023. The effective income tax rate was determined using a forecasted tax rate based upon projected taxable income for the year. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to share-based compensation.
Tax Rate for the three and nine months ended September 30, 2022
The Company was able to carryback its 2020 federal income tax loss to prior tax years and filed two refund claims with the IRS for a total of $20.4 million. The company received a refund of $15.2 million in connection with the first claim during the first quarter of 2022.
The Company recognized an income tax benefit at an effective income tax rate of 21.7% and 22.0% for the three and nine months ended September 30, 2022, which was determined using a forecasted rate based upon projected taxable income for the full year.
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

	Fair Value Measurements At September 30, 2023
Description	Balance at September 30, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (2)	$1,834	$—	$1,834	$—	$—

Liabilities
Deferred compensation plan liabilities (3)	$19,348	$15,646	$—	$—	$3,702

Contingent Consideration (4)	$30	$—	$—	$30	$—

	Fair Value Measurements At December 31, 2022
Description	Balance at December 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Assets
Interest Rate Cash Flow Hedge (2)	$4,012	$—	$4,012	$—	$—

Liabilities
Deferred compensation plan liabilities (3)	$24,123	$19,944	$—	$—	$4,179

Contingent Consideration (4)	$12	$—	$—	$12	$—
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
(2)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2022 and other assets, net of accumulated amortization at September 30, 2023, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity.

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
During the nine months ended September 30, 2023 and 2022, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable. As discussed above, the Company conducted an interim impairment assessment on its broadcasting licenses and goodwill during the second and third quarters of 2023. Refer to Note 6, Intangible Assets And Goodwill, for additional information.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	September 30, 2023		December 31, 2022
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term B-2 Loans (1)	$632,415	$276,286	$632,415	$454,548
Revolver (2)	$219,000	$219,000	$180,000	$180,000
2029 Notes (3)	$540,000	$9,788	$540,000	$92,138
2027 Notes (3)	$460,000	$7,763	$460,000	$82,513
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$23		$23
Letters of credit (4)	$8,128		$5,909
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
(2)The fair value of the Revolver was considered to approximate the carrying value as the interest payments are based on SOFR rates that reset periodically. The Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
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
During the second quarter of 2023, the Company entered into letters of intent to sell certain assets located in Phoenix and Boston. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale at September 30, 2023. In aggregate, these assets have a carrying value of approximately $2.5 million. The transactions are expected to close within one year.
The major categories of these assets held for sale are as follows as of the dates indicated:

Assets Held for Sale	September 30, 2023	December 31, 2022
	(amounts in thousands)
Land and land improvements	$590	$—
Building	1,776	—
Equipment	110	4,618
Radio broadcasting licenses	—	856
Net assets held for sale	$2,476	$5,474
15.    SHAREHOLDERS’ EQUITY
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividends on unvested RSUs as of the dates indicated:

Dividend Equivalent Liabilities	Balance Sheet Location	September 30, 2023	December 31, 2022
		(amounts in thousands)
Short-term	Other current liabilities	$160	$229
Long-term	Other long-term liabilities	19	20
Total		$179	$249
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP effective January 1, 2023. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP as of the periods indicated:

	Nine Months Ended September 30,
Employee Stock Purchase Plan	2023	2022
	(amounts in thousands)
Number of shares purchased	—	13
Non-cash compensation expense recognized	$—	$58
Share Repurchase Program
During the nine months ended September 30, 2023, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
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
17.    SUBSEQUENT EVENTS
Events occurring after September 30, 2023, and through the date that these condensed consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.
Director Appointment

On November 7, 2023, the Company's Board of Directors, upon the recommendation of the Board’s Nominating / Corporate Governance Committee, increased the size of the Board from eight to nine persons, elected Roger Meltzer as a Class II director to fill the newly created vacancy and named Mr. Meltzer as the chairman and sole member of the Board's newly created Special Review Committee which is vested with the authority to conduct or authorize reviews into any matters germane to the potential restructuring of the Company's debt as it deems appropriate. Mr. Meltzer has substantial experience serving as a director of entities that considered potential alternatives regarding debt restructurings.

NYSE Delisting

On October 30, 2023, the NYSE filed a Form 25 related to the delisting from the NYSE of our Class A common stock with the SEC. The delisting is expected to become effective 10 days after the filing of Form 25. Our Class A common stock will continue to trade Over The Counter (the "OTC Pink") under the ticker symbol "AUDA".

Election to Utilize Interest Payment Grace Periods and Related Amendments to Debt Agreements

As the Company has continued to be actively engaged in discussions with its creditors with respect to a number of potential alternatives regarding a restructuring of the Company’s outstanding debt, and to facilitate such discussions, the Company elected to utilize certain grace periods for certain interest payments under its debt agreements and obtained extensions of certain grace periods and amendments to certain requirements under those agreements, including the following:

•2029 Notes. On October 2, 2023, Audacy Capital Corp. elected to utilize a 30-day grace period for the interest payment in the amount of approximately $18.0 million originally due on September 30, 2023 pursuant to the terms of the 2029 Notes. On October 27, 2023, Audacy Capital Corp. entered into the 2029 Notes First Supplemental Indenture to extend the grace period before which a default in the payment of such interest matures into an Event of Default, from 30 to 60 days. Accordingly, the grace period for the interest payment on the 2029 Notes that was due on September 30, 2023 now ends on November 29, 2023. However, the extension will terminate on the earlier of the date on which: (i) a failure to pay interest under a Credit Facility (as defined in the 2029 Notes Indenture) when due constitutes an event of default permitting all unpaid principal, interest accrued and unpaid thereon and other amounts owed or payable under such Credit Facility to be immediately due and payable; or (ii) Audacy Capital Corp. makes the payment of interest under the Credit Agreement (as defined in the 2029 Notes Indenture) originally due on October 31, 2023 (either on such original due date or during or after any applicable grace period).

•2027 Notes. On November 1, 2023, Audacy Capital Corp. elected to utilize a 30-day grace period for the interest payment in the amount of approximately $15.0 million originally due on November 1, 2023 pursuant to the terms of the 2027 Notes.

•The Credit Facility. On October 31, 2023, Audacy Capital Corp. elected to utilize a 3-business day grace period for interest payments in the aggregate amount of approximately $17.0 million originally due on October 31, 2023 pursuant to the terms of the Credit Facility. On November 3, 2023, Audacy Capital Corp. entered into the Credit Facility amendment to extend the grace periods before which a default in the payment of such interest in the amount of approximately $17.0 million due on October 31, 2023, and approximately $0.8 million due on November 8, 2023, matures into an Event of Default, from 3 to 11 business days. The Credit Facility Amendment also waived the requirement for the Company to comply with the maximum Consolidated Net First-Lien Leverage Ratio financial covenant, for the quarterly test period ended September 30, 2023.

•The Accounts Receivables Facility. On November 3, 2023, Audacy Receivables and the other parties to the Receivables Purchase Agreement entered into the Receivables Facility Amendment to amend the cross-default that would otherwise occur under the Receivables Facility in respect of certain defaults in the payment of interest under the Credit Facility, with the effect that such interest payment defaults will not result in an event of default under the Receivables Facility until the expiration of the 11 business day grace periods provided for under the Credit Facility, as amended. In addition, the amendment waives the requirement for the Company to comply with the same maximum Consolidated Net First-Lien Leverage Ratio, as provided for in the Credit Facility, for the quarterly test period ended September 30, 2023.

Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three and nine months ended September 30, 2023 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
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
NYSE Delisting
On May 16, 2023, the New York Stock Exchange (the “NYSE”) announced the suspension of trading of our Class A common stock on the NYSE, and that it had elected to commence proceedings to delist our Class A common stock based on the Company’s “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On May 31, 2023, the Company submitted a written appeal request for a review of the NYSE’s determination by a Committee of the Board of Directors of the NYSE. On October 30, 2023, the Company was notified by the NYSE that its appeal was not successful. As a result, the NYSE filed a Form 25 relating to the delisting from the NYSE of the Class A common stock with the SEC. The delisting is expected to become effective 10 days after the filing of Form 25. The Company’s Class A common stock will continue to trade over the counter (the “OTC Pink”) under the symbol “AUDA.”

Reverse Stock Split
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

Election to Utilize Interest Payment Grace Periods and Related Amendments to Debt Agreements

As the Company has continued to be actively engaged in discussions with its creditors with respect to a number of potential alternatives regarding a restructuring of the Company’s outstanding debt, and to facilitate such discussions, the Company elected to utilize certain grace periods for certain interest payments under its debt agreements and obtained extensions of certain grace periods and amendments to certain requirements under those agreements, including the following:

•6.750% Senior Secured Second-Lien Notes due 2029 (the “2029 Notes”). Audacy Capital Corp. (“Audacy Capital”), the Company’s finance subsidiary, is the issuer of the 2029 Notes, of which there is $540.0 million in aggregate principal amount outstanding. On October 2, 2023, Audacy Capital elected to utilize a 30-day grace period for the interest payment in the amount of approximately $18.0 million originally due on September 30, 2023 pursuant to the terms of the 2029 Notes. On October 27, 2023, Audacy Capital entered into a first supplemental indenture (the “2029 Notes First Supplemental Indenture”) to the original indenture (the “2029 Notes Base Indenture” and, together with the 2029 Notes First Supplemental Indenture, the "2029 Notes Indenture" ) governing the 2029 Notes to extend the grace period before which a default in the payment of such interest matures into an Event of Default, from 30 to 60 days. Accordingly, the grace period for the interest payment on the 2029 Notes that was due on September 30, 2023 now ends on November 29, 2023. However, the extension will terminate on the earlier of the date on which: (i) a failure to pay interest under a Credit Facility (as defined in the 2029 Notes Indenture) when due constitutes an event of default permitting all unpaid principal, interest accrued and unpaid thereon and other amounts owed or payable under such Credit Facility to be immediately due and payable; or (ii) Audacy Capital makes the payment of interest under the Credit Agreement (as defined in the 2029 Notes Indenture) originally due on October 31, 2023 (either on such original due date or during or after any applicable grace period).

•6.500% Senior Secured Second-Lien Notes due 2027 (the “2027 Notes”). Audacy Capital is the issuer of the 2027 Notes, of which there is $460.0 million in aggregate principal amount outstanding. On November 1, 2023, Audacy Capital elected to utilize a 30-day grace period for the interest payment in the amount of approximately $15.0 million originally due on November 1, 2023 pursuant to the terms of the 2027 Notes.

•The Credit Facility. Audacy Capital is the borrower under the Company’s credit agreement (the “Credit Facility”), which is currently comprised of a $227.3 million revolver maturing August 19, 2024 and a term B-2 loan maturing November 17, 2024. On October 31, 2023, Audacy Capital elected to utilize a 3-business day grace period for interest payments in the aggregate amount of approximately $17.0 million originally due on October 31, 2023 pursuant to the terms of the Credit Facility. On November 3, 2023, Audacy Capital entered into an amendment to the Credit Facility to extend the grace periods before which a default in the payment of such interest in the amount of approximately $0.8 million due on November 8, 2023, matures into an Event of Default, from 3 business days to 11 business days. The amendment also waived the requirement for the Company to comply with the maximum Consolidated Net First-Lien Leverage Ratio financial covenant for the quarterly test period ended September 30, 2023.

•The Accounts Receivable Facility. On November 3, 2023, Audacy Receivables and the other parties to the Receivables Purchase Agreement amended the Receivables Purchase Agreement to waive the cross-default that would otherwise occur under the Receivables Facility in respect of certain defaults in the payment of interest under the Credit Facility, with the effect that such interest payment defaults will not result in an event of default under the Receivables Facility until the expiration of the 11 business day grace periods provided for under the Credit Facility, as amended. In addition, the amendment waives the requirement for the Company to comply with the same maximum Consolidated Net First-Lien Leverage Ratio, as provided for in the Credit Facility, for the quarterly test period ended September 30, 2023.

Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt, Note 17, Subsequent Events, “—Liquidity and Capital Resources” in this Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.

Results of Operations
Three Months Ended September 30, 2023, As compared to Three Months Ended September 30, 2022

The table below presents the comparison of our historical results of operations for the three months ended September 30, 2023 to the three months ended September 30, 2022:

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$299.2	$317.0	(6)%

OPERATING EXPENSE:
Station operating expenses	256.0	260.0	(2)%
Depreciation and amortization expense	18.3	18.3	—%
Corporate general and administrative expenses	32.6	21.2	54%
Restructuring charges	1.3	4.2	(69)%
Impairment loss	272.7	176.8	54%
Net gain on sale or disposal	—	(10.7)	(100)%
Change in fair value of contingent consideration	—	(1.1)	(100)%
Other expenses	0.1	0.1	—%
Total operating expense	580.8	468.8	24%
OPERATING LOSS	(281.6)	(151.8)	85%
INTEREST EXPENSE	36.1	28.2	28%
OTHER EXPENSE	—	—	—%

LOSS BEFORE INCOME TAX BENEFIT	(317.7)	(180.0)	77%
INCOME TAX BENEFIT	(83.4)	(39.0)	114%
NET LOSS	$(234.3)	$(141.0)	66%

The following significant factors affected our results of operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:
Net Revenues
Revenues decreased compared to the prior year period primarily due to a decrease in advertising spending in our spot, sponsorship and events revenues, and digital network revenue streams as consistent with current macroeconomic conditions.
Partially offsetting these decreases, net revenues were positively impacted by growth in our other revenues.
Net revenues decreased the most for our stations located in the Chicago, Los Angeles, Washington DC and New York markets. Net revenues increased for our podcasting revenue stream and Seattle markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to increased payroll and related expenses and sports rights fees.
Station operating expenses include non-cash compensation expense of $0.3 million and $0.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

Depreciation and Amortization Expense
Overall, depreciation and amortization expense was unchanged as compared to the prior year. Amortization expense increased due to software that was capitalized in the third quarter of 2022 offset by a decrease in depreciation expense due to the sales and disposals of assets.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of professional fees and other related expenses incurred in connection with the management of our on-going debt restructuring actions.
Corporate general and administrative expenses include non-cash compensation expense of $0.4 million and $24.0 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively.
Restructuring Charges
We incurred restructuring charges in 2023 and 2022 primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges as well as termination charges associated with loss-making contracts. Amounts were expensed as incurred.
Impairment Loss
The impairment loss incurred during the three months ended September 30, 2023 includes $265.8 million of FCC license impairment charges and $6.9 million related to early termination of leases. The impairment loss incurred during the three months ended September 30, 2022 primarily consists of: (i) a $159.1 million impairment charge as a result of an interim impairment assessment on our FCC broadcasting licenses; and (ii) a $18.1 million impairment charge as a result of an interim impairment assessment on our goodwill.
Interest Expense
During three months ended September 30, 2023, we incurred an additional $7.9 million in interest expense as compared to the three months ended September 30, 2022.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
Tax Rate for the three Months Ended September 30, 2023

We recognized an income tax benefit at an effective income tax rate of 26.2% for the three months ended September 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.
Tax Rate for the three Months Ended September 30, 2022
We recognized an income tax benefit at an effective income tax rate of 21.7% for the three months ended September 30, 2022. The effective income tax rate for the quarter was impacted by permanent items, state tax expense, discrete income tax expense items related to stock based compensation, a valuation allowance for certain state net operating losses, and interest and penalties associated with uncertain tax positions.

Results of Operations for the Year-To-Date
Nine Months Ended September 30, 2023 As compared to The Nine Months Ended September 30, 2022

The table below presents the comparison of our historical results of operations for the nine months ended September 30, 2023 to the nine months ended September 30, 2022:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$857.3	$911.7	(6)%

OPERATING EXPENSE:
Station operating expenses	756.0	746.9	1%
Depreciation and amortization expense	53.3	47.5	12%
Corporate general and administrative expenses	83.7	72.8	15%
Restructuring charges	12.2	6.1	100%
Impairment loss	403.1	180.1	124%
Net gain on sale or disposal	(22.3)	(13.2)	69%
Change in fair value of contingent consideration	—	(8.8)	(100)%
Other expenses	0.5	0.4	—%
Total operating expense	1,286.5	1,031.8	25%
OPERATING LOSS	(429.2)	(120.1)	257%
INTEREST EXPENSE	102.9	76.1	35%
OTHER EXPENSE	—	(0.2)	(100)%
LOSS BEFORE INCOME TAX BENEFIT	(532.1)	(196.0)	171%
INCOME TAX BENEFIT	(136.1)	(43.2)	215%
NET LOSS	$(396.0)	$(152.8)	159%

The following significant factors affected our results of operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in our spot and network revenue streams triggered by the current macroeconomic conditions.
Partially offsetting these decreases, net revenues were positively impacted by growth in our sponsorship and events, and other revenues.
Net revenues decreased the most for our stations located in the New York City, Chicago, San Francisco and Los Angeles markets. Net revenues increased the most for our stations located in the Riverside, Phoenix and Seattle markets.
Station Operating Expenses
Station operating expenses increased compared to the prior year period primarily due to increased payroll and related expenses and sports rights fees.
Station operating expenses include non-cash compensation expense of $1.4 million and $3.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of capitalized software intangible assets in 2023 relative to 2022. These intangible assets were placed into service in the third quarter of 2022. This was partially offset by a decrease in depreciation expense resulting from the assets sold and disposed and due to assets that were fully depreciated during 2023.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased as a result of professional fees and other related expenses incurred in connection with the management of our on-going debt restructuring actions.
Corporate general and administrative expenses include non-cash compensation expense of $2.3 million and $4.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Restructuring Charges
In response primarily to the current macroeconomic conditions, we incurred restructuring charges, including workforce reductions as well as termination charges associated with loss-making contracts, of $12.2 million and $6.1 million for nine months ended September 30, 2023 and September 30, 2022, respectively. Amounts were expensed as incurred and are included in restructuring charges.
Impairment Loss
The impairment loss incurred during the nine months ended September 30, 2023 of $403.1 million includes $390.6 million of FCC license impairment charges and $12.4 million related to early termination of leases. The impairment loss incurred during the nine months ended September 30, 2022 primarily consisted of: (i) a $159.1 million impairment charge as a result of an interim impairment assessment on our FCC broadcasting licenses and (ii) an $18.1 million impairment charge as a result of an interim impairment assessment on our Goodwill.
Net Gain on Sale or Disposal
During the nine months ended September 30, 2023, we recognized net gain of approximately $24.4 million on the sale of assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland, (v) Washington DC, (vi) Memphis, Tennessee, (vii) Buffalo, New York and, (viii) Houston, Texas, (ix) Palm Desert, California offset by a loss of $2.1 million resulting from the disposal of assets no longer used in production of revenue. During the nine months ended September 30, 2022, we recognized: (i) a gain of approximately $2.5 million on the sale of a land easement in San Francisco, California; (ii) a gain on bond repurchases of $0.6 million; and (iii) a gain of approximately $10.6 million on the sale of assets in Houston, Texas. These gains were partially offset by a loss on sale of a station in San Francisco, California of $0.5 million.
Net Interest Expense
During nine months ended September 30, 2023, we incurred an additional $26.8 million in interest expense as compared to the nine months ended September 30, 2022.
This increase in interest expense was primarily attributable to an increase in the outstanding variable-rate indebtedness upon which interest is computed coupled with an increase in variable interest rates.
Income Tax Benefit
Tax Rate for the nine Months Ended September 30, 2023
We recognized an income tax benefit at an effective income tax rate of 25.6% for the nine months ended September 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.

Tax Rate for the nine Months Ended September 30, 2022
We recognized an income tax benefit at an effective income tax rate of 22.0% for the nine months ended September 30, 2022.

Liquidity and Capital Resources
Liquidity

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt, in light of the significant uncertainty created by the current macroeconomic conditions to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying unaudited consolidated financial statements are issued.

Current macroeconomic conditions have created, and continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on the Company’s forecasted revenue. As a result, management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets of the Company, and initiating a variety of transactions to manage the Company’s liabilities, which includes the utilization and extension of certain grace periods and waivers of financial covenants as described below and in Note 8, Long-Term Debt, and could include extending maturities or otherwise reorganizing the Company’s debt to decrease overall leverage. The Company is unable to predict with certainty the impact that the current macroeconomic conditions will have on its ability to consummate or continue to consummate these transactions or maintain compliance with the financial covenants contained in the Company’s debt agreements.

As of September 30, 2023, the Company was in compliance with its debt and related covenants, some of which were due to the amendments and waivers described below and in Note 8, Long-Term Debt. However, based on the Company’s cash and cash equivalents balance, the current maturities of its existing debt facilities, its forecasted business plan in light of current macroeconomic conditions, and the Company’s current forecast of future revenue over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to continue to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable absent obtaining additional waivers from its lenders or negotiating additional amendments to avoid acceleration of its indebtedness. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all. If the Company is unable to obtain additional necessary waivers or amendments and its debt is accelerated, there can be no assurance that the Company would be able to obtain replacement financing or to satisfy its obligations, in which case the Company may pursue a process to restructure its indebtedness under the protection of a bankruptcy court. The Company’s debt balance and the potential that it could seek protection from creditors under the bankruptcy laws as well as the uncertainty surrounding compliance with the Company’s debt covenants and its ability to obtain additional waivers or amendments when needed, the Company determined that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, with $75 million of outstanding borrowings at September 30, 2023 and maturing in July 2024, followed by the Revolver with $219 million of outstanding borrowings at September 30, 2023 and maturing in August 2024.
The Credit Facility, as amended, is comprised of the $227.3 million Revolver and the Term B-2 Loan. As of September 30, 2023, we had $632.4 million outstanding under the Term B-2 Loan and $219.0 million outstanding under the Revolver. In addition, we had $8.1 million in outstanding letters of credit.
As of September 30, 2023, total liquidity was $57.5 million, which was comprised of $0.1 million available under the Revolver and $57.4 million in cash, cash equivalents and restricted cash.

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
On October 31, 2023, the Company’s finance subsidiary, Audacy Capital Corp., elected to utilize a 3-business day grace period for interest payments in the aggregate amount of approximately $17.0 million originally due on October 31, 2023 pursuant to the terms of the Credit Facility. On November 3, 2023, Audacy Capital Corp. entered into an amendment to the Credit Facility to extend the grace periods before which a default in the payment of such interest in the amount of approximately $17.0 million due on October 31, 2023, and approximately $0.8 million due on November 8, 2023, matures into an Event of Default, from 3 business days to 11 business days. The amendment also waived the requirement for the Company to comply with the maximum Consolidated Net First Lien Leverage Ratio financial covenant, for the quarterly test period ended September 30, 2023.
Failure to comply with the Company’s financial covenants or other terms of its Credit Facility and any subsequent failure to negotiate and obtain any additional required relief from its lenders could result in a default under the Company’s Credit Facility. Any event of default could have a material adverse effect on the Company’s business and financial condition. The acceleration of the Company’s debt repayment could have a material adverse effect on its business. The Company may continue to seek from time to time to amend its Credit Facility or obtain other funding or additional funding, which may not be successful or result in higher interest rates.
As of September 30, 2023, the Company was in compliance with the financial covenants and all other terms of the Credit Facility in all material respects due to the amendment and waiver described above. The Company's ability to maintain compliance with its covenant is highly dependent on its results of operations and its ability to negotiate additional waivers or amendments, as applicable, when needed on acceptable terms or at all. The cash available from the Revolver is dependent on the Company's Consolidated Net First Lien Leverage Ratio at the time of such borrowing.

The 2027 Notes
During 2019, the Company and its finance subsidiary, Audacy Capital Corp. issued $325.0 million in aggregate principal amount of senior secured second-lien notes due May 1, 2027 (the "Initial 2027 Notes").
During the fourth quarter of 2019, the Company and its finance subsidiary, Audacy Capital Corp., issued $100.0 million of additional 6.500% senior secured second-lien notes due 2027 (the "Additional 2027 Notes") at a price of 105.0% of their principal amount, plus accrued interest from November 1, 2019, as additional notes under the original indenture (the "2027 Notes Base Indenture"), as supplemented by a first supplemental indenture, dated December 13, 2019 (the "2027 Notes First Supplemental Indenture" and together with the 2027 Notes Base Indenture, the "2027 Notes Indenture").
During the fourth quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued a further $45.0 million of Additional 2027 Notes as additional notes under the 2027 Notes Indenture at a price of 100.750% of their principal amount. All of the Additional 2027 Notes are treated as single series with the Initial 2027 Notes and have substantially the same terms as the Initial 2027 Notes. The premium on the $45.0 million of Additional Notes will be amortized over the term under the effective interest rate method.
Interest on the 2027 Notes accrues at the rate of 6.500% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Until May 1, 2022, only a portion of the 2027 Notes could be redeemed at a price of 106.500% of their principal amount plus accrued interest. On or after May 1, 2022, the 2027 Notes may be redeemed, in whole or in part, at a price of 104.875% of their principal amount plus accrued interest. The prepayment premium continues to decrease over time to 100% of their principal amount plus accrued interest.

During the nine months ended September 30, 2022, the Company repurchased $10.0 million of the 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the 2027 Notes is reflected on the balance sheet as an addition to the 2027 Notes.
On November 1, 2023, Audacy Capital Corp. elected to utilize a 30-day grace period for the interest payment in the amount of approximately $15.0 million originally due on November 1, 2023 pursuant to the terms of the 2027 Notes.
The 2029 Notes

During the first quarter of 2021, the Company and its finance subsidiary, Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "2029 Notes"). Interest on the 2029 Notes accrues at the rate of 6.750% per annum and is payable semi-annually in arrears on March 31 and September 30 of each year.
The Company used net proceeds of the offering, along with cash on hand, to: (i) repay $77.0 million of existing indebtedness under the Term B-2 Loan; (ii) repay $40.0 million of drawings under the Revolver; and (iii) fully redeem all of its $400.0 million aggregate principal amount of 7.250% senior notes due 2024 and to pay fees and expenses in connection with the redemption.
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
On October 2, 2023, Audacy Capital Corp, elected to utilize the 30-day grace period for the interest payment in the amount of approximately $18.0 million originally due on September 30, 2023 pursuant to the terms of the 2029 Notes.

On October 27, 2023, Audacy Capital Corp. entered into a first supplemental indenture (the “2029 Notes First Supplemental Indenture”) to the original indenture (the “2029 Notes Base Indenture” and together with the 2029 Notes First Supplemental Indenture, the 2029 Notes Indenture) governing the 2029 Notes to extend the grace period before which a default in the payment of such interest matures into an Event of Default, from 30 to 60 days. Accordingly, the grace period for the interest payment on the 2029 Notes that was due on September 30, 2023 now ends on November 29, 2023. However, the extension will terminate on the earlier of the date on which: (i) a failure to pay interest under a Credit Facility (as defined in the 2029 Notes Indenture) when due constitutes an event of default permitting all unpaid principal, interest accrued and unpaid thereon and other amounts owed or payable under such Credit Facility to be immediately due and payable; or (ii) Audacy Capital Corp. makes the payment of interest under the Credit Agreement (as defined in the 2029 Notes Indenture) originally due on October 31, 2023 (either on such original due date or during or after any applicable grace period).
Accounts Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million Receivables Facility, maturing on July 15, 2024, to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Credit Facility.
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
Yield is payable to Investors under the Receivables Purchase Agreement at a variable rate based on either the Secured Overnight Financing Rate ("SOFR") or commercial paper rates plus a margin. Collections on the accounts receivable: (A) will be used to either: (i) satisfy the obligations of Audacy Receivables under the Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (B) may be distributed to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acts as the servicer under the Agreements and may be used to (i) fund capital expenditures, (ii) repay borrowings on the Credit Facility, (iii) satisfy maturing debt obligations, as well as (iv) fund working capital needs and other approved uses.

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
The Receivables Facility also requires the Company to maintain a minimum tangible net worth, as defined within the agreement, of at least $300.0 million. Additionally, the Receivables Facility requires the Company to maintain liquidity of $25 million. As of September 30, 2023, the Company was compliant with the Receivables Facility and related financial covenants, in some cases due to the amendment and waiver described below.
The Receivables Facility will mature on July 15, 2024, unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current portion, respectively, on the Condensed Consolidated Balance Sheet. As of September 30, 2023, the SPV has $215.9 million of net accounts receivable and has outstanding borrowings of $75.0 million under the Receivables Facility, which matures in July 2024.
On November 3, 2023, Audacy Receivables and the other parties to the Receivables Purchase Agreement amended the Receivables Purchase Agreement to waive the cross-default that would otherwise occur under the Receivables Facility in respect of certain defaults in the payment of interest under the Credit Facility, with the effect that such interest payment defaults will not result in an event of default under the Receivables Facility until the expiration of the 11 business day grace periods provided for under the Credit Facility, as amended . In addition, the Receivables Facility Amendment waives the requirement for the Company to comply with the same maximum Consolidated Net First-Lien Leverage Ratio, as provided for in the Credit Facility, for the quarterly test period ended September 30, 2023.

Potential Restructuring of Our Indebtedness
We have been reviewing a number of potential alternatives regarding our outstanding indebtedness. These alternatives include refinancings, exchange offers, consent solicitations, the issuance of new indebtedness, amendments to the terms of our existing indebtedness and/or other transactions. We are currently in active discussions with holders of our indebtedness and have engaged outside advisors with respect to these alternatives. Among these alternatives is a restructuring that would, on a consensual basis, seek to modify the terms of substantially all of our outstanding indebtedness. We may offer to exchange the indebtedness under our Credit Facility, the 2027 Notes, the 2029 Notes, and the Accounts Receivable Facility for new debt and/or equity securities of our parent and/or subsidiary companies. In conjunction with any such transactions, we may seek consents to amend the documents governing our indebtedness to amend or eliminate certain covenants or collateral provisions.
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
Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt and Note 17, Subsequent Events, “—Election to Utilize Interest Payment Grace Periods and Related Amendments to Debt Agreements” in this Part I, Item II, and “Risk Factors” in Part II, Item 1A, for additional information.

Operating Activities
Net cash flows used in operating activities were $82.9 million for the nine months ended September 30, 2023. Net cash flows used in operating activities were $19.6 million for the nine months ended September 30, 2022.
The cash flows used in operating activities increased primarily due to the increase in net loss, as adjusted for certain non-cash charges and income tax benefits. This increase in net loss was driven by a reduction in revenue and increased expenses related to liability management and restructuring charges. Refer to "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Results of Operations for the Year to Date” for additional information.
Investing Activities
Net cash flows used in investing activities were $1.9 million and $59.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
During the nine months ended September 30, 2023, net cash flows used in investing activities of $34.6 million was used to purchase additions in property equipment and software offset by $32.7 million of cash proceeds received from our 2023 dispositions. During the nine months ended September 30, 2022, net cash flows used in investing activities of $72.5 million was used in additions to property equipment and software and $5.0 million was used to purchase business and audio assets partially offset by cash proceeds of $18.6 million received from our 2022 dispositions (see Note 2 - Business Combinations and Exchanges for additional information).
Financing Activities
Net cash flows provided by financing activities were $38.8 million and $55.6 million for nine months ended September 30, 2023 and September 30, 2022, respectively.
During the nine months ended September 30, 2023, net cash flows provided by financing activities was primarily due to the $39.0 million borrowing under the revolver, partially offset by purchases of vested employee restricted stock units and payments of dividends on common stock. During the nine months ended September 30, 2022, net cash flows provided by financing activities increased primarily due to $90.0 million of borrowings under the revolving senior debt partially offset by $22.7 million of repayments of revolving senior debt, $10.0 million for the repurchase of 2027 Notes through open market purchases and $1.9 million of purchases of vested employee restricted stock units.

Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Credit Facility, the 2027 Notes, and the 2029 Notes.
Share Repurchase Program
During the nine months ended September 30, 2023, we did not repurchase any shares under our share repurchase program (the "2017 Share Repurchase Program").
Income Taxes
We do not anticipate making any federal income tax payments in 2023 primarily as a result of the availability of NOLs to offset federal tax due.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code, as amended. This ownership change will limit the utilization of our NOLs for post-acquisition tax years. We may need to make additional state estimated tax payments during the remainder of the year.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the nine months ended September 30, 2023 were $34.6 million. We anticipate that total capital expenditures in 2023 will be approximately $50 million as we continue our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of September 30, 2023, there have been no net material changes in the total amount from the contractual obligations listed in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023, other than as described below.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of September 30, 2023. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
During the second quarter and third quarter of the current year, the Company evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted. The Company completed interim impairment assessments for its goodwill at the podcast reporting unit for the second quarter and third quarter periods. As a result of these interim impairment assessments, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded.
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
Goodwill Valuation Risk
Our remaining goodwill as of September 30, 2023 is limited to the goodwill acquired in the Cadence13 Acquisition and Pineapple Acquisition in 2019, and the goodwill acquired in the Podcorn Acquisition and AmperWave Acquisition in 2021.
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
The Company evaluates whether the facts and circumstances and available information resulted in the need for an impairment assessment for its FCC broadcasting licenses. The Company completes these interim impairment analyses to assess its broadcasting licenses at the market level using the Greenfield method.
During the second quarter of the current year, the Company determined that there was a need to perform an impairment assessment analysis based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes of stock price during the second quarter. As a result of this second quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded impairment losses of $124.8 million ($91.5 million, net of tax) in the three months ended June 30, 2023.
During the third quarter of the current year, the Company determined that there was a need to perform an impairment assessment analysis based on results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in market data used to derive the forecasts of future performance. As a result of this third quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded impairment losses of $265.8 million ($194.8 million, net of tax) in the three months ended September 30, 2023.
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

Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates and Assumptions	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022
Discount rate	10.00%	9.5%	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%	18% to 32%	18% to 33%
Forecasted growth rate range of the Company's markets	-2.0% to 0%	0.0%	0.0% to 0.6%
The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its broadcasting licenses. These estimates and assumptions could be materially different from actual results.

Broadcasting License Valuation Risk
The tables below present the percentage within a range by which the fair value exceeds the carrying value of our broadcasting licenses as of September 30, 2023. Rather than presenting the percentage separately for each unit of accounting, our opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.
The results of the broadcasting license impairment analysis performed during the third quarter of 2023 indicated that there were 44 units of accounting which were impaired, and the Company recorded an impairment charge of $265.8 million because the carrying value exceeded the fair value. Following the impairment adjustment, we have 45 units of accounting, of which 1 unit has a fair value that exceeds the carrying value by 10% or more. As of September 30, 2023, all 45 accounting units have a carrying value of $1,693.7 million.

	Units of Accounting as of September 30, 2023 Based Upon the Valuation as of September 30, 2023 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 10%	Greater Than 10%
Number of units of accounting	44	1
Carrying value (in thousands)	$1,693,670	$503
Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses outlined below, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 10.00% to 11.00%	12.5%
Reduction in forecasted long-term growth rates to -0.5% for all markets	23.6%
Reduction in operating profit margin by 10%	12.4%

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
As of September 30, 2023, if the borrowing rates under SOFR were to increase 1% above the current rates, our interest expense on: (i) our Term B-2 Loan would increase $5.4 million on an annual basis, including any increase or decrease in interest expense associated with the use of derivative rate hedging instruments as described below; and (ii) our Revolver would increase by $2.2 million, assuming our entire Revolver was outstanding as of September 30, 2023.
We may seek from time to time to amend our Credit Facility or obtain additional funding, which may result in higher interest rates on our indebtedness and could further increase our exposure to variable-rate indebtedness.
During the quarter ended June 30, 2019, we entered into the following derivative rate hedging transaction in the initial notional amount of $560.0 million to hedge our exposure to fluctuations in interest rates on our variable-rate debt. This rate hedging transaction is tied to the one-month SOFR interest rate. As of September 30, 2023, we had the following derivative outstanding, which was designated as a cash flow hedge that qualified for hedge accounting treatment.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed SOFR Rate	Expiration Date
	(amounts (in millions)
			Cap	2.75%
Collar	$90.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024
Total	$90.0
The fair value (based upon current market rates) of the rate hedging transaction is included as derivative instruments in prepaid expenses, deposits and other assets, net of accumulated amortization at September 30, 2023 as the maturity dates on this instrument are within one year. The fair value of the hedging transaction is affected by a combination of several factors, including the change in the one-month SOFR rate. Any increase in the one-month SOFR rate results in a more favorable valuation, while any decrease in the one-month SOFR rate results in a less favorable valuation.
Our credit exposure under our hedging agreement, or similar agreements we may enter into in the future, is the cost of replacing such agreements in the event of nonperformance by our counterparty. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by such counterparties, but could recognize a loss in the event of nonperformance. Our derivative instrument asset as of September 30, 2023 was $1.8 million.
From time to time, we invest all or a portion of our cash in cash equivalents, which are money market instruments consisting of short-term government securities and repurchase agreements that are fully collateralized by government securities. When such investments are made, we do not believe that we have any material credit exposure with respect to these assets. As of September 30, 2023, we did not have any investments in money market instruments.
Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the quantity of advertisers, the minimal reliance on any one advertiser, the multiple markets in which we operate and the wide variety of advertising business sectors.
In recent months, inflation has eased slightly as price increases have slowed, however, wages and other costs are still increasing as a result. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations or financial condition.
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
ITEM 1A    Risk Factors
Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC on May 10, 2023 and August 7, 2023, respectively. The risk factors set forth below update, and should be read together with, the risk factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and in Part II, Item 1A, Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC on May 10, 2023 and August 7, 2023, respectively.

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
Current macroeconomic conditions have created, and may continue to create, significant uncertainty in operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on our forecasted revenue. As a result, our management continues to execute on cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets, and initiating a variety of transactions to manage our liabilities, which includes the utilization and extension of certain grace periods and waivers of certain financial covenants, and could include extending maturities of our debt, including the Credit Facility, or otherwise reorganizing our debt to decrease overall leverage. We are unable to predict with certainty the impact that the current macroeconomic conditions will have on our ability to consummate or continue to consummate these transactions or maintain compliance with the financial covenants contained in our debt agreements.

As of September 30, 2023, we were in compliance with such debt and related covenants, some of which were due to the amendments and waivers granted by our lenders. However, based on our cash and cash equivalents balance, the current maturities of our existing debt facilities, and our forecasted business plan in light of current macroeconomic conditions, our current forecast of future revenue over the next twelve months indicates that such revenue is unlikely to be sufficient for us to be able to continue to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause us to be in default and could cause the maturity of the related debt to be accelerated and become immediately payable absent obtaining additional waivers from its lenders or negotiating additional amendments to avoid acceleration of its indebtedness. There can be no assurance that any such additional waivers or amendments would be available on acceptable terms or at all. If we are unable to obtain additional necessary waivers or amendments and our debt is accelerated, there can be no assurance that we would be able to obtain replacement financing or to satisfy our obligations, in which case we may pursue a process to restructure our indebtedness under the protection of a bankruptcy court. Based on the Company’s debt balance and the potential that it could seek protection from creditors under the protection of the bankruptcy laws as well as the uncertainty surrounding compliance with its debt covenants and its ability to obtain additional waivers or amendments when needed, the Company determined that there is substantial doubt regarding its ability to continue as a going concern for a period of twelve months from the issuance of the accompanying unaudited consolidated financial statements. In 2024, $926.4 million of debt is set to mature, beginning with the Accounts Receivable Facility, with $75 million of outstanding borrowings at September 30, 2023 and maturing in July 2024, followed by the Revolver with $219 million of outstanding borrowings at September 30, 2023 and maturing in August 2024.

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

Refer to Note 1, Basis of Presentation And Significant Policies—Going Concern, Note 8, Long-Term Debt, Note 17, Subsequent Events, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Liquidity and Capital Resources—Potential Restructuring of our Indebtedness” in Part I, Item 2, for additional information.

The NYSE has filed a Form 25 related to the delisting from the NYSE of our Class A common stock with the SEC, which is expected to be effective 10 days after the filing of Form 25. Our Class A common stock will continue to be traded in the over-the-counter market, which has and could continue to negatively affect the price and liquidity of our Class A common stock.

On May 16, 2023, the NYSE announced the suspension of trading of our Class A common stock on the NYSE, and that it had elected to commence proceedings to delist our Class A common stock based on the Company’s “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On May 31, 2023, the Company submitted a written appeal request for a review of the NYSE’s determination by a Committee of the Board of Directors of the NYSE. On October 30, 2023, the Company was notified by the NYSE that its appeal was not successful. As a result, the NYSE filed a Form 25 relating to the delisting from the NYSE of our Class A common stock with the SEC, which is expected to be effective 10 days after the filing of Form 25. Our Class A common stock will continue to trade Over The Counter under the ticker symbol "AUDA".

The over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade in our Class A common stock and could further depress the trading price of our Class A common stock. The delisting of our Class A common stock from the NYSE could also result in other adverse consequences, including lower demand for our Class A common stock, increased volatility in the price of our Class A common stock, adverse publicity, reputational harm and a reduced interest in our Company from investors, analysts and other market participants. In addition, the delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our Class A common stock will continue to trade on the OTC market or that any public market for our Class A common stock will exist in the future, whether broker-dealers will continue to provide public quotes of the Class A common stock on this market, whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market, whether quotes for the Class A common stock may be blocked by in the future, or that we will seek to, or be able to, relist the Class A common stock on a national securities exchange.

ITEM 2.     Unregistered Sales Of Equity Securities. Use Of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information on our repurchases during the quarter ended September 30, 2023:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs(1)
July 1, 2023 - July 31, 2023	—	$—	—	$41,578,230
August 1, 2023 - August 31, 2023	64	$0.75	—	$41,578,230
September 1, 2023 - September 30, 2023	82	$0.53	—	$41,578,230
Total	146		—

(1)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended September 30, 2023.

(2)	Reverse stock split applied, Refer to Note 1, Basis of Presentation And Significant Policies, for additional information.

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

4.6 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021).
4.7 #
First Supplemental Indenture, dated as of October 27, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 27, 2023) .

10.1 #
Second Amendment to Amended and Restated Employment Agreement, effective as of October 12, 2023, between Audacy Services, LLC and Andrew Sutor (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2023).

10.2 #
Amendment No. 8 to Credit Agreement, dated as of November 3, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2023).

10.3 #
Amendment No. 4 to Receivables Purchase Agreement, dated as of November 3, 2023, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 3, 2023).

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

AUDACY, INC. (Registrant)

Date: November 9, 2023	/S/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 9, 2023	/S/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)