Form 10-K
period 2023-12-31
AUDACY, INC.
filed 2024-03-22
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103
(Address of principal executive offices and zip code)
(610) 660-5610
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
At June 30, 2023, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $8.4 million (based upon the closing price of the Class A common stock on June 30, 2023 as reported on the Over-the-Counter Pink Market). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Class A common stock, $0.01 par value 4,861,724 shares outstanding as of February 29, 2024
Class B common stock, $0.01 par value 134,839 shares outstanding as February 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Form 10-K/A to be filed with the Securities and Exchange Commission.

i

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “Audacy,” “we,” the “Company,” “us,” “our” and similar terms refer to Audacy, Inc. and its consolidated subsidiaries, which would include any variable interest entities that are required to be consolidated under accounting guidance.
With respect to annual fluctuations within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the designation of “nmf” represents “no meaningful figure.” This designation is reserved for financial statement line items with such an insignificant change in annual activity that the fluctuation expressed as a percentage would not provide the users of the financial statements with any additional useful information.
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
Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws including, without limitation, any statements regarding: the restructuring of our indebtedness pursuant to Chapter 11 under the protection of the bankruptcy court; our future economic conditions or performance, including statements about our ability to continue as a going concern; projections of earnings, revenues or other financial items; the plans, strategies and objectives of management for future operations; proposed new services or developments; our beliefs; and our assumptions underlying any of the foregoing.
You can identify forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” “could,” “would,” “should,” “seeks,” “estimates,” “predicts” and similar expressions which identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecasted or anticipated in such forward-looking statements. These risks, uncertainties and factors include, but are not limited to:
•the risks and uncertainties associated with the Chapter 11 Cases (as defined below);
•our inability to consummate the confirmed Plan (as defined below);
•our ability to pursue our business strategies during the Chapter 11 Cases;
•the diversion of management’s attention as a result of the Chapter 11 Cases;
•increased levels of employee attrition as a result of the Chapter 11 Cases;
•our ability to obtain exit financing to emerge from Chapter 11 and operate successfully;
•risks associated with us having been through Chapter 11 proceedings even if we are able to emerge successfully;
•volatility of our financial results as a result of the Chapter 11 Cases;
•our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;
•the availability of cash to maintain our operations and fund our emergence costs;
•our ability to continue as a going concern;
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;
•industry conditions, including competition;
•increased competition from alternative media platforms and technologies; and
•the factors described in Part I, Item 1A, “Risk Factors” and certain other factors set forth in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We do not intend, and we do not undertake any obligation, to update these statements or publicly release the result of
i

any revision(s) to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
We report our financial information on a calendar-year basis. Any reference to activity during the year is for the year ended December 31.
Any reference to the number of radio markets covered by us in top 15, 25 and 50 markets is sourced to the Fall 2023 publication of Nielsen’s Radio Markets; Population, Rankings and Information.
ii

PART I
ITEM 1.    BUSINESS

Audacy is a leading, scaled, multi-platform audio content and entertainment company. As a leading creator of live, original, local, premium audio content in the United States and the nation’s leader in local sports and news, we are home to one of the nation's most influential collection of podcasts, digital and broadcast content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions helps advertisers take advantage of the burgeoning audio content opportunities through targeted reach and conversion, brand amplification and local activation - all at a national scale.

We are home to seven of the eight most listened to all-news stations in the U.S. and are the broadcast partner of more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide radio station footprint includes positions in all of the top 15 markets and 20 of the top 25 markets in the U.S. We were organized in 1968 as a Pennsylvania corporation.

Current Bankruptcy Proceedings

On February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement (as may be amended, the “Disclosure Statement”) in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") previously filed by us and certain of our direct and indirect subsidiaries (together with Audacy, the “Debtors”) on January 7, 2024 (the Petition Date"). The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML).

The Plan was supported by a Restructuring Support Agreement (the “Restructuring Support Agreement”) with a supermajority of the Debtors' first lien and second lien debtholders (the “Consenting Lenders”), under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. Those holders of claims entitled to vote on the Plan who cast ballots unanimously voted in favor of the Plan. Specifically, 100% of voting holders of first lien claims (representing approximately 89.6% of the outstanding principal amount of Audacy’s first lien loans) voted in favor of the Plan, and 100% of voting holders of second lien notes claims (representing approximately 85.1% of the outstanding principal amount of Audacy’s second lien notes) voted in favor of the Plan.

The Plan contemplates the implementation of a comprehensive debt restructuring (the “Restructuring”) that will equitize approximately $1.6 billion of the Debtors’ funded debt, a reduction of approximately 80% from approximately $1.9 billion to approximately $350 million. Pursuant to the Plan, among other things:

•Our existing equity will be extinguished, without value, and be of no further force or effect;

•Holders of claims under the Prepetition Debt Instruments (as defined below), including those who provided debtor-in-possession financing during the Chapter 11 Cases and elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility, are expected to receive 100% of the new equity issued in Audacy, as reorganized pursuant to and under the Plan ("Reorganized Audacy") in the form of new Class A common stock, new Class B common stock and/or special warrants (subject to dilution from issuances under a management incentive plan and the New Second Lien Warrants (as defined below)) follows:
◦holders of debtor-in-possession claims that elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility will receive their pro rata share of 10% of such new equity;
◦holders of first lien claims will receive their pro rata share of 75% of such new equity; and
◦holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the new second lien warrants exercisable within four years on a "cash" or "cashless" basis for 17.5% of the new equity on a fully diluted basis at an equity value of $771.0 million (the "New Second Lien Warrants").

•Holders of general unsecured claims, which may include our employees, on-air talent, landlords, vendors, and customers, will be unimpaired and will be paid in the ordinary course of business.

The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the Federal Communications Commission (“FCC”) for the emergence of the Debtors from Chapter 11 protection and their expected ownership. We currently anticipate the Plan will become effective and we will emerge from Chapter 11 by the end of the third quarter of 2024.

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the "Bankruptcy Code") and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized to conduct our business activities in the ordinary course. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under their debt instruments other than the accounts receivable facility (collectively, the “Prepetition Debt Instruments”). Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.

Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of our claims and noticing agent at https://dm.epiq11.com/Audacy. Such information is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC. See "Risk Factors—Risks Related to the Restructuring" in Part I, Item 1A, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and Note 1, Basis of Presentation, for additional information about the Plan and the Chapter 11 Cases.

Our Digital and Live Events Platforms
We operate digital properties on multiple platforms, including websites, mobile apps, and social media. We expand our reach and engagement with unique digital content and amplify brand impact through social media integration with influential local talent.
Audacy App. We provide streaming services through our Audacy app and website, our integrated digital platform where consumers discover and connect live with premium, curated content powered by over 2,639 radio and digital stations and their websites, podcasts, audio on-demand, and exclusive content across entertainment, music, news and sports. Harnessing the power of our cumulative audience, this robust platform is delivering strong growth and deep engagement twenty-four hours a day, seven days a week.
Podcast Studios. Through our strategic acquisitions of Pineapple Street Studios ("Pineapple Street"), Cadence 13, LLC ("Cadence13") and Podcorn Media, Inc. ("Podcorn"), along with the launch in 2022 of our 2400Sports podcast studio and our podcast creation efforts across our footprint of local newsrooms and studios, we are one of the top podcasters in the United States, creating, distributing and monetizing premium podcasts to our audiences with over 30 million monthly listeners across hundreds of premium owned and partner shows.
Our unique leadership position in podcasting leverages our scale across most of the top 50 markets, our enhanced targeted data capabilities, our top-rated portfolio of spoken word brands, and Cadence13, Pineapple Street and 2400Sports' capabilities among the industry's leading developers and sellers of original podcast content.
Podcorn. In March 2021, we completed an acquisition of podcast influencer marketplace, Podcorn Media, Inc. ("the Podcorn Acquisition"). This acquisition expands our product offering for advertisers and builds on our position as one of the country's largest podcast publishers. Podcorn provides an infrastructure for enabling direct podcaster and advertiser relationships, surfacing the most relevant matches to scale native branded content, driving higher ROI for brands, and enhancing how podcast creators monetize their content.
Sports Platform. We are the nation's leading collection of sports talk stations covering 22 of the top 50 markets and are the broadcast partner to over 40 professional sports teams and dozens of college athletic programs. In November 2020, we acquired sports data and iGaming affiliate platform QL Gaming Group ("QLGG"), which brings data, analytics and insight-driven content to our sports broadcast stations, podcasts and our Audacy platform.
AmperWave. In October 2021, we completed an acquisition of WideOrbit's audio streaming and advertising technology business (“WO Streaming”). We operate WO Streaming under the name AmperWave. This acquisition gives us control of our product roadmap to deliver enhanced consumer-facing streaming features for our listeners and ad tech and ad product capabilities to better serve customers and drive new revenue opportunities.
Live Events. We are a leading creator of live, original events, including large-scale concerts and intimate live performances with big artists on small stages.

Our Strategy
Our strategy focuses on accelerating growth by capitalizing on scale, efficiencies and operating expertise to consistently deliver excellent premium audio content across our radio stations, podcasts, and exclusive digital programming to build and expand our audiences across our various distribution channels, including our Audacy digital streaming platform. Additionally, we focus on growing revenues by working to enhance our capacity to provide customers with compelling opportunities to access our large and targeted audiences. We aim to deliver highly effective marketing programs across our various platforms utilizing our emerging toolkit of broadcast radio, network, endorsements, events and experiences, digital audio streaming, podcasting, digital marketing solutions, social media, and more. We also strive to offer a great workplace, where our talented high achievers can grow and thrive.
Sources of Revenue
The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside our local markets.
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
A growing source of our revenues is derived from our digital and podcasting operations. The podcast advertising market is growing rapidly. We believe the acquisitions of Cadence13, Pineapple Street and Podcorn along with our 2400Sports studio and locally produced podcast content across our newsrooms and studios in top U.S. markets position us well for sustained success in this space due to the scale of our radio broadcasting platform, and the powerful symbiotic opportunities, driven by our leading position in sports, news, and local personalities. The primary source of revenue for our podcasting operations is the sale of advertising time to regional and national advertisers who purchase commercials of varying lengths.
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
Through our acquisition of Pineapple Street, we create podcasts for which we earn production fees. Performance obligations include the delivery of episodes. These revenues are fixed based on contractually agreed upon terms. We recognize revenue over the term of the production contract.

Network Revenues
We sell air-time on our Audacy Audio Network. The amount of consideration we receive and revenue we recognize is fixed based upon contractually agreed upon rates. We recognize revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Sponsorship and Event Revenues
We sell advertising space at live and local events we host across the country. We also earn revenues from attendee-driven ticket sales and merchandise sales. Performance obligations include the presentation of the advertisers' branding in highly visible areas at the event. We recognize these revenues at a point in time, as the event occurs and the performance obligations are satisfied.
We also sell sponsorships including, but not limited to, naming rights related to our programs or studios. Performance obligations include the mentioning or displaying of the sponsor's name, logo, product information, slogan or neutral descriptions of the sponsor's goods or services in acknowledgement of the sponsor's support. These revenues are fixed based upon contractually agreed upon terms. We recognize revenue over the length of the sponsorship agreement based upon the fair value of the deliverables included.
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
Competition
The radio broadcasting, digital and podcasting industries are highly competitive. We compete for listeners and advertising revenue with other radio stations, podcasters, audio and event companies. Specifically, we compete for audiences and advertising revenues with other media including: digital audio streaming, podcasts, satellite radio, social media, search and other forms of pure-play digital media, broadcast television, digital, satellite and cable television, newspapers and magazines, outdoor advertising, direct mail, Yellow Pages, wireless media alternatives, cellular phones and other forms of audio entertainment and advertisement.
We believe our robust portfolio of assets and integrated solutions offers advertisers today's most engaged audiences through targeted reach, brand amplification and local activation at a national scale, which allows us to compete effectively against other broadcast radio operators and other media.

Federal Regulation of Radio Broadcasting
Overview. The radio broadcasting industry is subject to extensive and changing government regulation of, among other things, ownership, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC pursuant to the Communications Act of 1934, as amended (the “Communications Act”).
The following is a brief summary of certain provisions of the Communications Act and of certain specific FCC regulations and policies. This summary is not a comprehensive listing of all of the regulations and policies affecting owners and operators of radio stations. For further information concerning the nature and extent of federal regulation of the radio broadcasting industry, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.
FCC Licenses. The operation of a radio broadcast station requires a license from the FCC. We hold the FCC licenses for our stations in a wholly-owned subsidiary. While there are no national radio station ownership caps, FCC rules limit the number of stations within the same market that a single individual or entity may own or control.
Ownership Rules. The FCC sets limits on the number of radio broadcast stations an entity may lawfully own within a market. Same-market FCC numeric ownership limitations are based: (i) on markets as defined and rated by Nielsen Audio; and (ii) in areas outside of Nielsen Audio markets, on markets as determined by overlap of specified signal contours.

Ownership Attribution. In applying its ownership limitations, the FCC generally considers only “attributable” ownership interests. Attributable interests generally include: (i) equity and debt interests that when combined exceed 33% of a licensee’s or other media entity’s total asset value, if the interest holder supplies more than 15% of a station’s total weekly programming or has an attributable interest in any same-market media (television, radio, cable or newspaper), with a higher threshold in the case of investments in certain “eligible entities” acquiring broadcast stations; (ii) a 5% or greater direct or indirect voting stock interest, including certain interests held in trust, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest; (iii) any equity interest in a limited liability company or a partnership, including a limited partnership, unless properly “insulated” from management activities; and (iv) any position as an officer or director of a licensee or of its direct or indirect parent.
Foreign Ownership Rules. The Communications Act prohibits the issuance to, or holding of broadcast licenses by, foreign governments or non-U.S. individuals or entities, including any interest in a corporation which holds a broadcast license if more than 20% of the licensee’s capital stock is owned or voted by non-U.S. individuals or entities. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. individuals or entities if the FCC finds that the prohibition is in the public interest. The Communications Act gives the FCC discretion to allow greater amounts of non-U.S. ownership. The FCC considers investment proposals from non-U.S. individuals or entities on a case-by-case basis.
License Renewal. Broadcast station licenses issued by the FCC are ordinarily renewable for an eight-year term. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. All of our licenses have been renewed and are current or we have timely filed license renewal applications.
The FCC is required to renew a broadcast station’s license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. If a challenge is filed against a renewal application, and, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain fundamental requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. In certain instances, the FCC may renew a license application for less than a full eight-year term. Historically, our FCC licenses have generally been renewed for the full term.
Transfer or Assignment of Licenses. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the existing licensee and the proposed licensee, including: (i) compliance with the various rules limiting common ownership of media properties in a given market; (ii) the “character” of the proposed licensee; (iii) compliance with the Communications Act’s limitations on non-U.S. ownership; and (iv) general compliance with FCC regulations and policies.
Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” A licensee is required to present programming that is responsive to issues in the station’s community of license and to maintain records demonstrating this responsiveness. The FCC regulates, among other things, political advertising; sponsorship identification; the advertisement of contests and lotteries; the conduct of station-run contests; obscene, indecent and profane broadcasts; certain employment practices; and certain technical operation requirements, including limits on human exposure to radio-frequency radiation. The FCC considers complaints from listeners concerning a station’s public-service programming, employment practices, or other operational issues when processing a renewal application filed by a station, but the FCC may consider complaints at any time and may impose fines or take other action for violations of the FCC’s rules independent of its action on a renewal application.
FCC regulations prohibit the broadcast of obscene material at any time as well as the broadcast, between the hours of 6:00 a.m. and 10:00 p.m., of material it considers “indecent” or “profane”. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($495,500 for a single violation, up to a maximum of $4,573,840 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. We may in the future become subject to inquiries or proceedings arising from our stations’ programming. We cannot predict the outcome of any such inquiries or proceedings to which we may become subject.
Enforcement Authority. The FCC has the power to impose penalties for violations of its rules under the Communications Act, including the imposition of monetary fines, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, the denial of authority to acquire new stations, and the revocation of operating authority. The maximum fine for a single violation of the FCC’s rules (other than the rules regarding indecency and profanity) is $61,238.

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
Human Capital
As of December 31, 2023, we had 3,530 full-time employees and 1,340 part-time employees. With respect to certain of our stations in our Boston, Chicago, Detroit, Hartford, Kansas City, Los Angeles, Minneapolis, New York City, Philadelphia, Pittsburgh, San Francisco and St. Louis markets, we are a party to collective bargaining agreements with the Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA"). With respect to certain of our stations in our Chicago, Los Angeles, and New York City markets, we are a party to collective bargaining agreements with the Writers Guild of America East ("WGAE") and/or Writers Guild of America West ("WGAW"). Pineapple Street also previously recognized the WGAE as representing certain employees of that division and is in the process of negotiating an initial contract. With respect to certain of our stations in our Chicago, Los Angeles, New York City, San Francisco, and St. Louis markets, we are a party to collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). Finally, the Digital and Multimedia Workers Union previously was certified to represent certain employees in our San Francisco market. We believe that our relations with our employees are good.
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
We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. Our Diversity, Equity and Inclusion ("DEI") Council, comprised of representatives from across our Company, supports our current DEI initiatives, and is responsible for championing and communicating future DEI initiatives. Through our year-long fellowship experiences, which include on-the-job learning and growth opportunities, we welcome recent college graduates from underrepresented groups and underserved communities, as well as others who demonstrate the talent and desire to pursue a career in audio to fill key openings across our organization. The fellowship program is a structured one-year job assignment complete with coaching, mentoring and career development experiences to foster a rapid learning and growth environment among the cohort, while increasing the successful integration of early career talent within our team.

Corporate Governance
Code of Business Conduct and Ethics. We have a Code of Business Conduct and Ethics that applies to each of our employees, including our principal executive officers and senior members of our finance department. Our Code of Business Conduct and Ethics can be found on the Investors sub-page of our website located at www.audacyinc.com/investors/corporate-governance.
Board Committee Charters. Each of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee has a committee charter. These committee charters can be found on the “Investors” sub-page of our website located at www.audacyinc.com/investors/corporate-governance. Further, in July 2023, our Board of Directors (“Board”) created a Special Restructuring Committee comprised solely of independent directors to assist the Board and management with their evaluation and negotiation of potential restructuring transactions. Also, in November 2023, the Board formed a Special Review Committee comprised of Roger Meltzer as the chairman and sole member. The Special Review

Committee was vested with the authority to conduct or authorize reviews into any matters germane to the restructuring of the Company as it deems appropriate.
Corporate Governance Guidelines. Our Board has established certain Corporate Governance Guidelines. These guidelines can be found on the “Investors” sub-page of our website located at www.audacyinc.com/investors/corporate-governance.
The information found on our website, including our Code of Business Conduct and Ethics, the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and our Corporate Governance Guidelines, is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC.
Environmental Compliance
As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business.
Seasonality
Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality and certain other factors, the results of interim periods may not necessarily be indicative of results for the full year. In addition, our operations are impacted by political cycles and generally experience higher revenues in congressional and presidential election years. This cyclicity may affect comparability between years.
Internet Address and Internet Access to Periodic and Current Reports
You can find more information about us that includes a list of our stations in each of our markets on our Internet website located at www.audacyinc.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only. We will also provide a copy of this Annual Report on Form 10-K upon any written request.

ITEM 1A.    RISK FACTORS

Many statements contained in this report are forward-looking in nature. See “Note Regarding Forward-Looking Statements.” These statements are based on current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. In addition to the other information set forth in this Annual Report on Form 10-K, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations, and cash flows and could cause actual results to differ.

RISKS RELATED TO THE RESTRUCTURING
We filed for reorganization under Chapter 11 on January 7, 2024 and even though our Plan was confirmed by the Bankruptcy Court on February 20, 2024, we are still subject to the risks and uncertainties associated with the Chapter 11 Cases.
We are currently operating as debtors-in-possession under Chapter 11 and our continuation as a going concern is contingent upon, among other things, our ability to consummate the Plan. Even though our Plan was confirmed by the Bankruptcy Court on February 20, 2024, it is subject to certain conditions of its effectiveness, including the receipt of approval from the FCC. So long as our Chapter 11 Cases continue, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.
Risks and uncertainties associated with our Chapter 11 Cases include the following:
•we may not be able to consummate the Plan or may be delayed in doing so;
•third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;
•we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases;
•the Bankruptcy Court may not agree with our objections to positions taken by other parties; we may be unable to generate sufficient cash flows or obtain sufficient financing to fund both operations and the costs of our Chapter 11 Cases, particularly if the Chapter 11 Cases extend beyond the maturity date of our existing approved financing;
•we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;
•we may not be able to continue to invest in our products and services, which could hurt our competitiveness;
•we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all; and
•our customers may choose to advertise with our competitors.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our ability to compete for advertising dollars and our relationship with our customers, as well as with our business partners, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact that the events that occur during these proceedings will have on our business, financial condition and results of operations cannot be predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.
Although the Plan has been confirmed by the Bankruptcy Court it is subject to certain conditions for its effectiveness.
The consummation of the Plan is subject to certain conditions, including the receipt of approval from the FCC. We cannot guarantee that we will be able to satisfy these conditions, or satisfy them in a timely manner. The FCC must grant consent to the transfer of control and assignment of the Company and our FCC licenses, including certain waivers of FCC rules, before the Debtors can emerge from bankruptcy. If third parties file petitions to deny the FCC applications, or if the FCC declines our request for waivers, including in connection with the use of pre-paid special warrants (or requests other amendments or refiling of applications for relief), the timeline for the FCC’s review could be prolonged, which would cause delays in emergence. Our existing debtor-in-possession financing and the Restructuring Support Agreement require that FCC approval be obtained by no later than 180 days after confirmation of our Plan, which occurred on February 20, 2024. Absent an extension from our lenders, delays in obtaining FCC approval could make it impossible to consummate the Plan. If we are unable to consummate the Plan, it is unclear whether we will be able to reorganize our business and what, if any, distributions holders of the remaining claims against, or equity interests in the Company ultimately would receive with respect to their claims or equity interests. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company or its assets being acquired by a third party, the Company being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our current Plan of reorganization. An alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; and unease and uncertainty among our advertising customer base.
Our future results are dependent upon the timely and successful implementation of the Plan. If a restructuring is protracted, it could adversely affect our operating results, including our relationships with our advertising customers, business partners and employees. The longer it takes to implement the Plan, the more likely it is that our advertising customers will lose confidence in our ability to reorganize our business successfully and seek to establish alternative commercial relationships. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, certain transactions are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities.
The Chapter 11 Cases have required, and will continue to require, a substantial amount of time and attention of our senior management, which may have an adverse effect on our business and results of operations.

The Chapter 11 Cases have required and will continue to require a substantial portion of time and attention from our senior management team and will continue to leave them with less time to devote to the operations of our business. Our management has spent considerable time participating in the development of restructuring plans, our business plan, the Plan and related emergence activities. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if emergence from the Chapter 11 Cases is protracted.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. While we have entered into retention bonus agreements with certain executive officers and members of senior management in order to incentivize retention of employees who are significant to our business, our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

Our ability to emerge from Chapter 11 depends on our ability to obtain the anticipated exit financing and extend our receivables facility.
The Bankruptcy Court entered an order confirming our Plan on February 20, 2024, with the effectiveness of the Plan and our emergence from Chapter 11 protection subject to certain conditions, including obtaining exit financing or capital to fund our emergence costs and support our business following emergence.
We obtained commitments from certain of our creditors under our Restructuring Support Agreement to convert certain of our debtor-in-possession term loans and certain other prepetition obligations into an exit credit facility upon emergence from Chapter 11 protection on substantially the terms set forth in the Restructuring Support Agreement. However, we cannot assure you that we will be able to meet the conditions required for such facility, which includes FCC approval of the exit capital structure, or that the final terms of the exit credit facility will be in a form acceptable to our creditors as required by the Restructuring Support Agreement.
In addition, we currently have access to a $100.0 million accounts receivable facility. However, the accounts receivable facility will terminate on the effective date of the Plan unless certain exit conditions relating to our emergence from Chapter 11 protection are satisfied on the effective date of the Plan, including the absence of a default or event of default, that customary representations and warranties are materially true and correct, and that the accounts receivable facility is amended to reflect certain additional terms, including amended events of default, and financial covenants.

We cannot assure you that the conditions to the availability of the exit credit facility or the continuation of the accounts receivable facility will be satisfied. If we are unable to obtain the exit credit facility or continue the accounts receivable facility, the Plan allows us to obtain alternative exit financing. We cannot presently determine the terms of such financing, nor can we assure you that we will be able to obtain it. If we cannot obtain the exit credit financing, continue the accounts receivable facility, or find alternative financing for the accounts receivable facility, our emergence from Chapter 11 protection may be delayed. Such delay could limit our alternatives and/or decrease our liquidity, which could result in our inability to continue as a going concern.
We cannot assure you that we will be able to achieve our goals after the Plan is consummated and we emerge from Chapter 11 protection.
We will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases even after the Plan is consummated. Accordingly, we cannot assure you that we will achieve our stated goals after consummation of the Plan.
Furthermore, we may need to raise funds through public or private debt or equity financing or other various means to fund our business after emergence from Chapter 11 protection. We may not be able to obtain sufficient funds when needed or on favorable terms. Our operating results may also be adversely affected by any reluctance of advertisers or other customers to do business with a company that recently emerged from Chapter 11 protection or from any decline in listeners resulting from our operation under new equity ownership.
Although our Plan contemplates reducing our debt from approximately $1.9 billion to approximately $350 million, we cannot assure you that we will be able to successfully meet our debt service costs or our planned continuing obligations after emergence from Chapter 11 protection. Any failure to pay our debt service obligations or to obtain cost savings upon emergence could materially impair our ability to operate profitably and result in our inability to continue as a going concern.
As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.
We expect our financial results to continue to be volatile until we are able to emerge from Chapter 11, as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.
Our capital structure will be significantly altered under the Plan. Under fresh-start accounting rules that will apply to us upon the effective date of the plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 protection would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of the Plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

Upon our emergence from bankruptcy, the composition of our Board may change significantly.
Under the Plan, the composition of our Board may change significantly. The Restructuring Support Agreement contemplates upon emergence from Chapter 11 protection, the Board will be comprised of seven directors nominated as follows: Five members nominated by the first lien lender group, one member nominated by the second lien noteholder group, and David Field while employed by Reorganized Audacy or any of its subsidiaries or affiliates. The new directors may have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans for the Company may differ materially from those of the past.

RISKS RELATED TO OUR LIQUIDITY

Our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases.
Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations, borrowing capacity under the senior secured credit facility and the accounts receivable facility and issuances of notes. If our cash flow from operations decreases as a result of lower advertising prices, decreased listener demand, or otherwise, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and, during our Chapter 11 Cases, have extremely limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand, cash flow from operations and cash from our existing debtor-in-possession financing will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from Chapter 11 protection.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the order approving our post-petition debtor-in-possession financing entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to consummate the Plan or other alternative plans of reorganization or restructuring transactions, and (v) the cost, duration and outcome of the Chapter 11 Cases.

We may not have sufficient cash to fund our operations and our emergence costs.
Our cash flows from operations may not provide sufficient liquidity during the Chapter 11 Cases, and exit financing or capital may not be sufficient to support our operations after emergence from Chapter 11 protection. Our operating cash flows and exit financing or capital may not be sufficient to pay our debt as it comes due, interest on our debt, emergence costs and other operating expenses.
Our ability to maintain adequate liquidity through and beyond the Chapter 11 Cases depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs will remain highly sensitive to changes in these factors after emergence from Chapter 11 protection.

Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), then our ability to use our NOL carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” occurs if the percentage (by value) of the stock of a corporation owned by one or more “5-percent shareholders” has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the relevant testing period (usually three years). As a result of a plan of reorganization in the Chapter 11 Cases, it is expected that we will experience an “ownership change.” We have also previously undergone other ownership changes. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its NOLs that may be utilized to offset future taxable income generally is subject to an annual limitation generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Accordingly, it is possible an ownership change would materially limit our ability to utilize our federal income tax NOL carryforwards in the future. In addition, as a result of the plan of reorganization in the Chapter 11 Cases, some or all of our federal income tax NOL carryforwards may be eliminated. As such, there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income.
Our expected debt after emergence from Chapter 11 protection may adversely affect our operations and financial condition.
We expect to have outstanding debt of approximately $350 million after emergence from Chapter 11 protection under (i) a proposed exit credit facility pursuant to a Credit Agreement with Wilmington Savings Fund Society, as administrative agent and collateral agent, and other lenders (the “Exit Credit Facility”) and (ii) a proposed exit receivables facility pursuant to a Second Amended and Restated Receivables Financing Agreement with DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as agent, and the investors party thereto (the “Exit Receivables Facility” and, together with the Exit Credit Facility, the “Exit Debt Facilities”). We may also incur additional debt in the future.
Our ability to service our debt obligations after emergence from Chapter 11 protection will depend principally on our future operating performance which is subject to economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations after emergence from Chapter 11 to meet our debt service obligations or fund necessary capital expenditures. We may also be unable to refinance our debt, obtain additional financing or sell assets or equity on commercially reasonable terms or at all.

Any default under either the Exit Credit Facility or the Exit Receivables Facility could adversely affect our growth, financial condition, results of operations, the value of our equity and our ability to service our debt.
The Exit Credit Facility is expected to contain certain restrictions and limitations that could significantly affect Reorganized Audacy’s ability to operate its business, as well as significantly affect its liquidity.
The Exit Credit Facility is expected to contain a number of significant covenants that could adversely affect Reorganized Audacy’s ability to operate its businesses, as well as significantly affect its liquidity, and therefore could adversely affect Reorganized Audacy’s results of operations. These covenants are expected to restrict (subject to certain exceptions) Reorganized Audacy’s ability to: incur additional debt; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; make dividends to shareholders; sell assets; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; change its fiscal year; enter into hedging arrangements; allow third parties to manage its stations, and sell substantially all of the stations’ programming or advertising; transfer or assign FCC licenses to third parties; and change its lines of business.
The breach of any covenants or obligations in the Exit Credit Facility, not otherwise waived or amended, could result in a default under the Exit Credit Facility and could trigger acceleration of those obligations. Any default under the Exit Credit Facility could adversely affect Reorganized Audacy’s growth, financial condition, results of operations and ability to make payments on debt.

RISKS RELATED TO OUR BUSINESS
Our operations may be adversely affected by changes in programming and competition for advertising revenues.
We operate in a highly competitive business. We compete for audiences with advertising revenues as our principal source of income. We compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. We also compete for advertising dollars with other large companies such as Facebook, Google and Amazon. We have diversified our business but are still heavily dependent on radio. Radio continues to be challenged given the other forms of media available, and there is no guarantee that radio will be able to regain share from its competition. Audience ratings and market shares are subject to change, and any decrease in our listenership ratings or market share in a particular market could have a material adverse effect on the revenues of our stations located in that market. Audience ratings and market shares could be affected by a variety of factors, including changes in the format or content of programming (some of which may be outside of our control), personnel changes, demographic shifts and general broadcast listening trends. Adverse changes in any of these areas or trends could adversely impact our business, financial condition, results of operations and cash flows. Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure during the Chapter 11 Cases. If we cannot do so, then our business, financial condition and operating results would be adversely affected.
Pandemics, epidemics or other health crises may have a material adverse effect on our business, financial condition, results of operations, cash flows, or liquidity.
Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crises, like the COVID-19 pandemic. The COVID-19 pandemic, and resulting economic downturn, disrupted our business and negatively impacted our employees, partners and third-party service providers. In particular, effects of the COVID-19 pandemic, such as economic instability, remote work and travel restrictions, disruptions in supply chains, rising inflation and interest rates, labor market constraints, closing of facilities and suspension of production, and reduction in demand for our goods and services, negatively affected our business. These disruptions resulted in a decrease in advertising spend, which adversely impacted our revenue, results of operations and financial operations.
The degree to which pandemics, epidemics and other public health crises will affect our business in the future will depend on developments that are highly uncertain and cannot currently be predicted. These developments include, but are not limited to, the duration, extent and severity of any such crisis; actions taken to contain any such crisis; the ultimate societal impact of any such crisis and any lasting changes in business and consumer behavior, including with respect to remote work; the duration and nature of related restrictions on economic activity; and the extent of the impact of these and other factors on our employees, partners, third-party service providers and customers. The effects of future pandemics, epidemics or other public health crises could have a material adverse impact on our business, results of operations, financial condition and growth prospects, as well as heighten the other risks discussed in this Item 1A, Risk Factors.

Our results may be impacted by economic trends.
Our results of operations could be negatively impacted by economic fluctuations or future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising expenditures. A decrease in advertising expenditures could adversely impact our business, financial condition and results of operations.
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
Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology may provide them with a competitive advantage. We have recently acquired new ad tech capabilities and launched new streaming platforms, ad tech and ad products. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our products, the distribution methods of our products and content to our customers, the ways in which our customers can consume our content, and the growth of distribution platforms available to advertisers. If we choose technology that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to successfully compete in the future.
Cybersecurity threats could have a material adverse effect on our business.
The use of our computers and digital technology, and those of third party providers, in substantially all aspects of our business operations gives rise to cybersecurity risks that threaten the confidentiality, integrity and availability of our critical systems and information, including malware and ransomware, spam, advanced persistent threats, social engineering/phishing, email Denial of Service, or DoS, and Distributed Denial of Service, or DDoS, data leaks, malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware and other cybersecurity threats. A cybersecurity attack could compromise confidential, proprietary, or personal information, disrupt our operations, increase our operating costs, harm our reputation, or subject us to liability under contracts with our commercial partners, or laws and regulations that protect personal data. There can be no assurance that we, or the information security systems we implement, will be fully implemented, complied with, or will effectively protect against all of these rapidly changing risks. We maintain insurance coverage against certain of such risks, but cannot guarantee that such coverage will be applicable or sufficient with respect to any given incident or ongoing incidents that go undetected. We also cannot guarantee that such coverage will be available to us in the future on economically reasonable terms or at all. Our information security systems and processes, which are designed to protect the confidentiality, integrity and availability of networks, systems, applications and digital information, cannot provide absolute security. Further, advances in technology and the increasing sophistication of attackers have led to more frequent and effective cyberattacks, including advanced persistent threats by state-sponsored actors, cyberattacks relying on complex social engineering or "phishing" tactics, ransomware attacks, and other methods. Threat actors may use tools that circumvent security controls, evade detection and remove forensic evidence which may render us unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our business. Cybersecurity breaches could result in an increase in costs related to securing our systems against cybersecurity threats, defending against litigation (including class action litigation), responding to regulatory investigation and enforcement actions, fines, penalties, reputational damage, and other remediation and compliance costs or capital expense associated with detecting, preventing, and responding to cybersecurity incidents, including augmenting backup and recovery capabilities.
We and certain of our third-party providers have experienced cyberattacks and could experience such incidents in the future in varying degrees. For example, we have previously experienced cyber attacks which temporarily disrupted certain business operations, and, although these events did not have a material effect on our financial or operating results there can be no assurance of a similar result in the future. Although we have developed, and further enhanced, our systems and processes that are designed to protect personal information and prevent data loss and other security breaches such as those we have experienced in the past, such measures cannot provide absolute security.

Failure to comply with evolving state, federal and international privacy laws and regulations may result in significant liability, negative publicity, and/or erosion of trust and could have an adverse effect on our revenues, our results of operations and financial condition.
We receive, store, handle, transmit, use, and otherwise process business information and information related to individuals, including from and about actual and prospective listeners, as well as our employees and service providers. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to a variety of federal, state, and international data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals. For example, we are subject to the California Consumer Privacy Act (CCPA) which, among other things, grants California residents rights over their personal information, provides for civil penalties for violations (as well as a private right of action for certain data breaches), and establishes a dedicated California privacy regulator, the California Privacy Protection Agency. Following the enactment of the CCPA, comprehensive privacy statutes that share similarities with the CCPA which we may also be subject to have been enacted or are being considered in a number of states.
Any failure or perceived failure by us to comply with these laws could result in proceedings or actions against us. Even though we believe we and our vendors and service providers are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines, or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

The loss of, or difficulty attracting, motivating and retaining, key personnel could have a material adverse effect on our business.
Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key personnel. As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. We believe that the loss of one or more of these individuals could adversely impact our business, financial condition, results of operations and cash flows.

Competition for experienced professional personnel is intense, and we must work to retain and attract these professionals. For example, our radio stations and podcasting operations compete for creative and on-air talent with other radio stations, audio companies and other media, such as broadcast, cable and satellite television, digital media and satellite radio. Changes in program talent, due to competition, uncertainties associated with our Chapter 11 Cases, and other reasons, could materially and negatively affect our ratings and our ability to attract local and national advertisers, which could in turn adversely affect our revenues.
Increases in or new royalties, including through legislation, could adversely impact our business, financial condition and results of operations.
We must pay royalties to the copyright owners of musical compositions (e.g., song composers, publishers, et al.) for the public performance of such musical compositions on our radio stations and internet streams. We satisfy this requirement by obtaining blanket public performance licenses from performing rights organizations ("PROs"). We pay fees to the PROs for these licenses, and the PROs in turn compensate the copyright owners. We currently maintain, and pay all fees associated with, public performance licenses from the following PROs: American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and Global Music Rights ("GMR"). The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new PROs, which could adversely impact our business, financial condition, results of operations and cash flows.
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
FCC regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has threatened on more than one occasion to initiate license revocation proceedings against a broadcast licensee that commits a "serious" indecency violation. Further, broadcasting obscene, indecent or profane programming may potentially subject broadcasters to license revocation, or licensee qualification proceedings. We may in the future become subject to inquiries or proceedings arising from our stations programming. We cannot predict the outcome of any such inquiries or proceedings to which we may become subject. However, to the extent that these proceedings or inquiries result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license or license renewal applications, our business, financial condition, results of operations and cash flow could be adversely impacted.
Congress or federal agencies that regulate us could impose new regulations or fees on our operations that could have a material adverse effect on us.
There has been in the past, and there could be again in the future, proposed legislation that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. In addition, there has been proposed legislation which would impose a new royalty fee that would be paid to record labels and performing artists for use of their recorded music. It is currently unknown what impact any potential required royalty payments or fees would have on our business, financial condition, results of operations and cash flows.
We depend on selected market clusters of radio stations for a material portion of our revenues.
For 2023, we generated over 50% of our as reported net revenues from 10 of our markets, which were Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York City, Philadelphia and Washington, D.C. Accordingly, we have greater exposure to adverse events or conditions in any of these markets, such as changes in the economy, shifts in population or demographics, or changes in audience tastes, which could adversely impact our business, financial condition, results of operations and cash flows.

Impairments to our broadcasting licenses and goodwill have reduced our earnings.
We have incurred impairment charges that resulted in non-cash write-downs of our broadcasting licenses and goodwill in the past. A significant portion of these impairment losses was recorded in 2008 during the recession, in 2021 as a result of the impacts of the COVID-19 pandemic on the business and in 2022 and 2023 as a result of the impact of current macroeconomic conditions on the business. As of December 31, 2023, our broadcasting licenses and goodwill comprised approximately 45% of our total assets.
The interim impairment assessment conducted during the second and third quarters and the annual impairment test conducted during the fourth quarter of 2023 indicated that the fair value of our broadcasting licenses was less than their respective carrying amounts. Accordingly, we recorded impairment losses of $124.8 million ($91.5 million, net of tax) in the second quarter of 2023 and $265.8 million ($194.9 million, net of tax) in the third quarter of 2023 in connection with interim impairment losses, and we recorded $898.9 million ($659.2 million, net of tax) in connection with our annual impairment test in the fourth quarter of 2023.
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
As of December 31, 2023, we had future operating lease commitments of approximately $284.2 million that are disclosed in Note 21, Contingencies and Commitments, in the accompanying notes to our audited consolidated financial statements. We are required to make certain estimates at the inception of a lease in order to determine whether the lease is an operating or finance lease. In February 2016, the accounting guidance was modified to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most notable change in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases with a term of more than one year. This guidance was effective for us as of January 1, 2019. The impact of this guidance had a material impact on our financial position and the impact to our results of operations and cash flows was not material. As of January 1, 2019, we recorded a cumulative-effect adjustment to our accumulated deficit of $4.7 million, net of taxes of $1.7 million. This adjustment was attributable to the recognition of deferred gains from a sale and leaseback transaction under the previous accounting guidance for leases. The most significant impact of the adoption of the new leasing guidance was the recognition of ROU assets and lease liabilities for operating leases on the balance sheet of $288.7 million and $306.2 million, respectively, on January 1, 2019. The difference between the ROU assets and lease liabilities recorded upon implementation was primarily attributable to deferred rent balances and unfavorable lease liabilities which were combined and presented net within the ROU assets.
Our business is dependent upon the proper functioning of our internal business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.
The proper functioning of our internal business processes and availability, integrity or confidentiality of the information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations and operating results may be adversely affected. Our business processes and information systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third-party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. While we maintain policies and procedures to recover our systems and information in the event of a failure of our systems, there can be no assurance that such policies and procedures will be effective. These include catastrophic events, power anomalies or outages, computer system or network failures and natural disasters. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could adversely impact our business, financial position, results of operations and cash flow.

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
In addition, most dispositions and acquisitions outside of the ordinary course of business during the Chapter 11 Cases will be subject to Bankruptcy Court approval.
We are exposed to credit risk on our accounts receivable facility. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, such risk is heightened during periods of uncertain economic conditions and there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition, results of operations and cash flow.
We rely on key contracts and business relationships, and if our business partners or contracting counterparties fail to perform or terminate any of their contractual arrangements with us for any reason or cease operations, our business could be disrupted and our revenues could be adversely affected.
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
We may be subject to litigation that could negatively impact our cash flow, financial condition and results of operations.
We are a party from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations. For example, the Company has been, and may continue to be, subject to music licensing fee disputes in the future. See “Legal Proceedings” in Part I, Item 3 and Note 21, Contingencies and Commitments for additional information.
RISKS ASSOCIATED WITH OUR STOCK
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
Trading prices for our common stock are very volatile. Further, the terms of the Plan contemplate that our existing common stock will be canceled, released, discharged and extinguished, and our stockholders will receive no distribution as part of the Restructuring. In the event of a cancellation of our common stock, amounts invested by such stockholders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock is expected to have no value at the effective time of the Plan. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Risks of trading in the Over-the-Counter Market
On November 9, 2023, our Class A common stock was delisted from the NYSE. Our Class A common stock currently trades on the over-the-counter market (the "OTC") under the symbol “AUDAQ.” The OTC is significantly more limited than the NYSE, and quotation on the OTC may result in a less liquid market available for existing and potential securityholders to trade in our Class A common stock and could further depress the trading price of our Class A common stock. Further, our current outstanding common stock is expected to have no value at the effective time of the Plan. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock and any of our other securities.
Our Class A common stock will be cancelled and our debtholders are expected to receive 100% of the new equity issued in Reorganized Audacy.
The terms of the Plan contemplate that our existing equity will be extinguished and our stockholders will receive no distribution as part of the Restructuring. The debtholders are expected to receive 100% of the equity in Reorganized Audacy. The Plan also contemplates that an equity-based incentive compensation plan pursuant to which certain of our directors, managers, officers and employees will be granted awards, will be adopted within 120 days following the effective date of the Plan. Pursuant to the Plan, 10% of the common stock of Reorganized Audacy on a fully diluted basis issued and outstanding as of the effective date of the Plan will be reserved under the equity-based incentive compensation plan. Current Debtholders receiving a recovery under the Plan will be subject to dilution from issuances under the equity-based incentive compensation plan.
We may terminate our Exchange Act reporting, if permitted by applicable law.
Pursuant to the Plan, Reorganized Audacy does not intend to list the new common stock on the NYSE, NASDAQ or any other national securities exchange, or to be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations. If at any time the new common stock is held by fewer than three hundred (300) holders of record, we will be permitted to cease to be a reporting company under the Exchange Act to the extent we are not otherwise required to continue to report pursuant to any contractual agreements, including with respect to any of our debt. If we were to cease filing reports under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports we currently file with the SEC would not be available to them as a matter of right.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to the following:

•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•cybersecurity awareness training of our employees;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors, based on their risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Cybersecurity threats could have a material adverse effect on our business” in Part I, Item 1A.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to our Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (CISO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, Chief Operating Officer (COO), Chief Financial Officer (CFO), Chief Technology Officer (CTO) and General Counsel (GC), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes knowledge related to cybersecurity and incident response, risk management, control analysis and corporate governance. Specifically, our CISO has over 23 years of cybersecurity experience and an advanced degree in information security and our information security team members have relevant cyber certifications and are trained in our key security solutions.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
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
As of December 31, 2023, we had approximately $284.2 million in future minimum rental commitments under these leases. Many of these leases contain clauses such as defined contractual increases or cost of living adjustments.
Our principal executive office is located at 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103, in 67,031 square feet of leased office space, of which approximately half of the space is dedicated to principal executive offices. While the initial term of this lease expires on July 31, 2034, the lease provides for two optional renewal periods.
ITEM 3.    LEGAL PROCEEDINGS

The Debtors filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under their Prepetition Debt Instruments. Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed. See "Business—Current Bankruptcy Proceedings” in Part I, Item 1A and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Bankruptcy Proceedings” in Part II, Item 7, for additional information about the Chapter 11 Cases. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prepetition Debt (Historical)” in Part II, Item 7 and Note 10, Long-Term Debt for more information about the Prepetition Debt Instruments.
We currently, and from time to time, are involved in litigation incidental to the conduct of our business. Refer to Item 1A "Risk Factors," above for additional discussion on ongoing legal proceedings. Management anticipates that any potential liability of ours that may arise out of, or with respect to these matters, will not materially adversely affect our business, financial position, results of operations or cash flows.
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
Effective January 1, 2021, we entered into a direct license agreement with Global Music Rights, LLC. We also maintain direct licenses with ASCAP, BMI, and SESAC for our non-broadcast, non-interactive, internet-only services, which are separate from the industry-wide licenses made available through the RMLC.
The United States Copyright Royalty Board ("CRB") held virtual hearings in August 2020 to determine royalty rates for the public digital performance of sound recordings on the Internet ("Webcasting") under federal statutory licenses for the 2021-2025 royalty period. On June 13, 2021, the CRB announced that the Webcasting royalty rates for 2021 would be increasing to $0.0026 per performance for subscription services and $0.0021 per performance for non-subscription services, in addition to an increased minimum annual fee of $1,000 per each channel or station. All fees are subject to annual cost-of-living increases throughout the 2021-2025 fee period.
See Note 21, Contingencies and Commitments for additional information.

ITEM 4.    MINE SAFETY DISCLOSURES
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
Our Class A common stock, $0.01 par value, trades on the OTC under the symbol "AUDAQ." Our Class A common stock previously traded on the NYSE under the symbol "AUD" until May 16, 2023, when the stock was suspended from trading. On November 10, 2023 our stock was delisted from the NYSE after the NYSE filed Form 25 relating to the delisting of our Class A common stock with the SEC. There is no established trading market for our Class B common stock, $0.01 par value.
On the effective date of the Plan, our outstanding common stock will be canceled, released, discharged and extinguished and Reorganized Audacy will issue the new common stock and warrants to purchase the new common stock, which will be distributed to the Consenting Lenders as further described in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Under the Plan, Reorganized Audacy does not intend to list the new common stock on the NYSE, NASDAQ or any other national securities exchange, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
Holders
As of February 1, 2024, there were approximately 415 shareholders of record of our Class A common stock. Based upon available information, we believe we have approximately 10,000 beneficial owners of our Class A common stock. There are two shareholders of record of our Class B common stock, $0.01 par value, and no shareholders of record of our Class C common stock, $0.01 par value.
Dividends
We presently do not pay a dividend. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Plan and under any credit agreements we enter into in connection with our emergence from protection under the Bankruptcy Code.
For a summary of restrictions on our ability to pay dividends, see Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
Sales of Unregistered Securities
On October 5, 2023, we issued 8,333 shares of Class A common stock valued at $0.42 per share, for an aggregate value of approximately $3,500 to a programming content provider in satisfaction of an obligation to issue warrants pursuant to the terms of a previously established agreement. The shares were not registered under the Securities Act and we did not receive any proceeds from such issuance.
The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering. The programming content provider confirmed that it was an accredited investor and acknowledged that the securities were acquired for its own account and not with a view toward, or for offer or sale in connection with, any distribution of such securities in any manner that would violate the Securities Act.

Repurchases of Our Stock
The following table provides information on our repurchases (or deemed repurchases) of stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023(2)	236	$0.42	—	$41,578,230
November 1, 2023 - November 30, 2023	—	$—	—	$41,578,230
December 1, 2023 - December 31, 2023	—	$—	—	$41,578,230
Total	236		—
(1)On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended December 31, 2023. As of December 31, 2023, $41.6 million is available for future share repurchases under the 2017 Share Repurchase Program. Any repurchases under the 2017 Share Repurchase Program is subject to the Company's DIP Facility (as defined below).
(2)We withheld shares upon the vesting of RSUs in order to satisfy employees’ tax obligations. As a result, we are deemed to have purchased 236 shares at an average price of $0.42 in October 2023.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2023, the number of securities outstanding upon the exercise of outstanding options or settlement of restricted stock units under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plans Information as of December 31, 2023
	(a)	(b)	(c)
Plan Category	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Column (a))
	(amounts in thousands)
Equity Compensation Plans Approved by Shareholders:
Audacy 2022 Equity Compensation Plan (1)(2)	—	—	151
Audacy Equity Compensation Plan (3)	15	$320.55	—
Total	15		151
(1)As of December 31, 2023, (i) the maximum number of shares authorized under the Audacy 2022 Equity Compensation Plan after adjusting for the June 30, 2023 reverse stock split was 391,667 shares; and (ii) 150,531 shares remained available for future grant under the Audacy 2022 Equity Compensation Plan.
(2)As of December 31, 2023, the number of outstanding restricted stock units were 272,413.
(3)As of December 31, 2023, the number of outstanding and exercisable options were 15,180. The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting and settlement of outstanding restricted stock units, which have no exercise price.
For a description of the Audacy 2022 Equity Compensation Plan, refer to Note 15, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

ITEM 6.    Reserved

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 15 of this Annual Report on Form 10-K, as well as the information set forth in Part I, Item 1A, "Risk Factors."
The MD&A, as well as various other sections of this Annual Report on Form 10-K, contains and refers to statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. For more information, refer to the "Note Regarding Forward-Looking Statements."

Reverse Stock Split

On June 30, 2023, we effected a one-for-thirty reverse stock split of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

NYSE Delisting

On May 16, 2023, our Class A common stock was suspended from trading on the NYSE. On November 9, 2023, our Class A common stock was delisted from the NYSE. Our Class A common stock currently trades on the OTC market under the symbol “AUDAQ.” See “Risk Factors—Risks Associated with our Capital Stock” in Part I, Item 1A and “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5, for additional information.

Current Bankruptcy Proceedings

On February 20, 2024, the Bankruptcy Court entered an order confirming the Plan and the Disclosure Statement in connection with the Chapter 11 Cases previously filed by the Debtors on the Petition Date. The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML).
The Plan was supported by the Restructuring Support Agreement with a supermajority of Consenting Lenders, under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. Those holders of claims entitled to vote on the Plan who cast ballots unanimously voted in favor of the Plan. Specifically, 100% of voting holders of first lien claims (representing approximately 89.5% of the outstanding principal amount of Audacy’s first lien loans) voted in favor of the Plan, and 100% of voting holders of second lien notes claims (representing approximately 85.1% of the outstanding principal amount of Audacy’s second lien notes) voted in favor of the Plan.
The Plan contemplates the implementation of the Restructuring that will equitize approximately $1.6 billion of the Debtors’ funded debt, a reduction of approximately 80% from approximately $1.9 billion to approximately $350 million. Pursuant to the Plan, among other things:

•Our existing equity will be extinguished, without value, and be of no further force or effect;
•Holders of claims under the Prepetition Debt Instruments, including those who provided debtor-in-possession financing during the Chapter 11 Cases and elected to have their debtor-in-possession financing loans convert to loans under the Exit Credit Facility, are expected to receive 100% of the new equity issued in Reorganized Audacy in the form of new Class A common stock, new Class B common stock and/or special warrants (subject to dilution from issuances under a management incentive plan and the New Second Lien Warrants) as follows:
•holders of debtor-in-possession claims that elected to have their debtor-in-possession financing loans convert to loans under the Exit Credit Facility will receive their pro rata share of 10% of such new equity;
•holders of first lien claims will receive their pro rata share of 75% of such new equity; and

•holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the New Second Lien Warrants. Holders of general unsecured claims, which may include our employees, on-air talent, landlords, vendors, and customers, will be unimpaired and will be paid in the ordinary course of business.

The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the FCC for the emergence of the Debtors from Chapter 11 protection and their expected ownership. We currently anticipate the Plan will become effective and we will emerge from Chapter 11 by the end of the third quarter of 2024.
The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized to conduct our business activities in the ordinary course. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under the Prepetition Debt Instruments. Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.
Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of our claims and noticing agent at https://dm.epiq11.com/Audacy. Such information is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC. See “Business—Current Bankruptcy Proceedings” in Part I, Item 1, “Risk Factors—Risks Related to the Restructuring” in Part I, Item 1A, “—Liquidity After Filing the Chapter 11 Cases” in this Part II, Item 7, and Note 1, Basis of Presentation, for additional information about the Plan and the Chapter 11 Cases.
Our Business
We are a leading, scaled, multi-platform audio content and entertainment company. As a leading creator of live, original, local, premium audio content in the United States and the nation's leader in local sports radio and news, we are home to one of the nation's most influential collection of podcasts, digital and broadcast content, and premium live events. Through our multi-channel platform, we engage our consumers each month with highly immersive content and experiences. Available in every U.S. market, we deliver compelling live and on-demand content and experiences from voices and influencers our communities trust. Our robust portfolio of assets and integrated solutions helps advertisers take advantage of the burgeoning audio content opportunities through targeted reach and conversion, brand amplification and local activation - all at a national scale.
We are home to seven of the eight most listened to all-news stations in the U.S. and are the broadcast partner of more than 40 professional sports teams and dozens of top college athletic programs. As one of the country’s two largest radio broadcasters, we offer local and national advertisers integrated marketing solutions across our broadcast, digital, podcast and event platform, delivering the power of local connection on a national scale. Our nationwide radio station footprint includes positions in all of the top 15 markets and 20 of the top 25 markets in the U.S. We were organized in 1968 as a Pennsylvania corporation.
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
The primary source of revenue for our radio stations is the sale of advertising time to local, regional and national advertisers and national network advertisers who purchase spot commercials in varying lengths. A growing source of revenue is from station-related digital product suites, which allow for enhanced audience interaction and participation, and integrated digital advertising solutions. A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. We retain a national representation firm to sell to advertisers outside of our local markets.
In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

In 2023, we generated the majority of our net revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff. The next largest amount of revenues was derived from national advertising, which is sold by an independent national representation firm. This includes, but is not limited to, the sale of advertising during audio streaming of our radio stations over the Internet and the sale of advertising on our stations’ websites. The next largest amount of revenues was from our suite of digital products. Digital revenues include: (i) providing targeted advertising through the sale of streaming and display advertisements on our national platform, audacy.com, the Audacy® app, and our station websites; (ii) the sale of embedded advertisements in our owned and operated podcasts and other on-demand content; and (iii) production fees for the creation of podcasts.
We generated the balance of our 2023 revenues principally from network compensation, sponsorships and event revenues, and other revenues. Network revenues include the sale of air-time on our Audacy Audio Network. Sponsorships and event revenues include the sale of advertising space at live and local events across the country as well as naming rights to our programs and studios. Other revenues include on-site promotions and endorsements from talent as well as trade and barter revenues.
Our most significant operating expenses are employee compensation, programming and promotional expenses, and audience measurement services. Other significant expenses that impact our profitability are interest and depreciation and amortization expense.
Results Of Operations

The Year 2023 as compared to the Year 2022
The following significant factors affected our results of operations for 2023 as compared to 2022:

•Our 2023 Net loss was $1,136.9 million, an increase of 708% compared to 2022. This increase was primarily driven by impairment loss (net of tax) of $945.6 million related to our broadcasting licenses.

•Our 2023 consolidated operating expense was $2,517.4 million, an increase of 90% as compared to 2022 operating expense. This increase was primarily driven by the $1,289.5 million of impairment losses recorded in connection with our broadcasting licenses.

•Our 2023 consolidated revenue was $1,168.9 million, a decrease of 7% as compared to 2022 revenue primarily due to macroeconomic conditions leading to decreases in spot and network revenues.

•We used $65.2 million of cash, cash equivalents and restricted cash to fund our operations in 2023 compared to $0.5 million of cash provided by operations in 2022. We incurred significant additional corporate and general expenses in 2023 related to the management of our ongoing debt restructuring actions which subsequently led to our filing for Chapter 11 Bankruptcy protection in January 2024.

•Our liquidity in 2023 was affected by our Going Concern status and difficult macroeconomic conditions. Our liquidity at December 31, 2023 was limited to our cash and cash equivalents of $69.7 million.

	YEARS ENDED DECEMBER 31,
	2023	2022	% Change
	(dollars in millions)
NET REVENUES	$1,168.9	$1,253.7	(7)%
OPERATING EXPENSE:
Station operating expenses	1,014.1	1,030.5	(2)%
Depreciation and amortization expense	73.9	65.8	12%
Corporate general and administrative expenses	135.5	96.4	41%
Restructuring charges	15.0	10.0	50%
Impairment loss	1,305.1	180.5	623%
Other expenses	0.6	0.7	(14)%
Net gain on sale or disposal of asset	(26.8)	(47.7)	(44)%
Change in fair value of contingent consideration	—	(8.8)	(100)%
Total operating expense	2,517.4	1,327.4	90%
OPERATING LOSS	(1,348.5)	(73.7)	1730%
NET INTEREST EXPENSE	138.1	107.5	28%
Other income	(0.3)	(0.2)	50%
OTHER INCOME	(0.3)	(0.2)	50%
LOSS BEFORE INCOME TAX BENEFIT	(1,486.3)	(181.0)	721%
INCOME TAX BENEFIT	(349.4)	(40.3)	767%
NET LOSS	$(1,136.9)	$(140.7)	708%

Net Revenues
Revenues decreased compared to prior year primarily due to a decrease in advertising spending in our spot and network revenue streams affected by the current macroeconomic conditions.
Partially offsetting these decreases, net revenues were also positively impacted by growth in our sponsorship and events, and other revenues.
Net revenues increased the most for our stations located in the Riverside, Phoenix and Seattle markets. Net revenues decreased the most for our stations located in the New York City, Chicago, Los Angeles and San Francisco markets.
Station Operating Expenses
Station operating expenses decreased compared to prior year primarily due to a reduction in our merchant fees in connection with passing such fees to our customers.
Station operating expenses included non-cash compensation expense of $1.7 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily due to an increase in amortization of capitalized software intangible assets in 2023 relative to 2022. These intangible assets were placed into service in the third quarter of 2022. This was partially offset by a decrease in depreciation expense as a result of the sale and disposal of assets that were fully depreciated during 2023.
Corporate General and Administrative Expenses
Corporate general and administrative expenses increased primarily as a result of professional fees and other related expenses incurred in connection with the management of our on-going debt restructuring actions.

Corporate, general and administrative expenses included non-cash compensation expense of $2.7 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively.
Restructuring Charges
We incurred restructuring charges in 2023 and 2022 primarily in response to the current macroeconomic conditions. These charges included expenses related to workforce reductions as well as termination charges associated with loss-making contracts. These costs increased $5.0 million year-over-year, primarily due to additional costs incurred for termination charges associated with loss-making contracts.
Impairment Loss
The impairment loss incurred during the year ended December 31, 2023 consists of: (i) a $1,289.5 million impairment loss as a result of annual and interim impairment assessments on our FCC broadcasting licenses; (ii) a $14.1 million impairment loss as a result of early termination of certain leases; and (iii) a $1.5 million impairment loss related to our investments in privately held companies for which we own a minority interest.
The impairment loss incurred during the year ended December 31, 2022 primarily consists of: (i) a $159.1 million impairment loss as a result of interim impairment assessments on our FCC broadcasting licenses; (ii) an $18.1 million impairment loss in connection with Goodwill in our QLGG reporting unit; and (iii) a $3.3 million impairment loss as a result of early termination of certain leases.
Change in Fair Value of Contingent Consideration
In connection with the Podcorn Acquisition, we recorded a contingent consideration liability during the first quarter of 2021, which is subject to fair value remeasurements. The discount rate increased during the year ended December 31, 2022 due to fluctuation in the market-based inputs used to develop the discount rate. Additionally, a reduction in projected Adjusted EBITDA values resulted in a lower expected present value of the contingent consideration. As a result, the fair value of the contingent consideration decreased $8.8 million during the year ended December 31, 2022. No adjustments were recorded to contingent consideration during the year ended December 31, 2023.
Other Gain (Loss)
During the year ended December 31, 2023, we recognized net gains on the sale or disposal of assets of approximately $26.8 million. This was primarily due to aggregate gains of $33.5 million on the sale of assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland, (v) Washington DC, (vi) Memphis, Tennessee, (vii) Buffalo, New York, (viii) Houston, Texas, (ix) Palm Desert, California, and (x) Phoenix Arizona. These gains were offset by a losses of $6.6 million resulting from the disposal of assets no longer used in production of revenue.
During the year ended December 31, 2022, we recognized net gains on the sale or disposal of assets of $47.7 million. During 2022, we entered into an agreement with a third party Qualified Intermediary, under which we entered into an exchange of real property held for productive use or investment. The agreement relates to the sale of real property and identification and acquisition of replacement property. Total proceeds from the sale resulted in a gain of approximately $2.5 million. Also during 2022, we finalized: (i) the sale of assets in San Francisco, California, which had previously been classified within assets held for sale and recognized a loss of approximately $0.5 million; and (ii) the sale of assets in Houston, Texas which had previously been classified within assets held for sale and recognized a gain of approximately $10.6 million. Additionally, we also recognized a gain of $0.6 million in connection with a bond repurchase. Also, during 2022 we entered into an agreement to dispose of land, equipment and an FCC license in Las Vegas, Nevada. Total proceeds from the sale of the land and equipment resulted in a gain of approximately $35.3 million. The license was disposed of in an exchange transaction which resulted in a loss of $1.3 million. During 2022 we also recognized a net gain of approximately $0.6 million on sales of other assets no longer used in the production of revenue.
Interest Expense
During the year ended December 31, 2023, we incurred an additional $30.6 million in interest expense as compared to the year ended December 31, 2022. This increase in interest expense was primarily attributable to an increase in variable interest rates in addition to an increase in the outstanding variable-rate debt upon which interest is computed.

The weighted average variable interest rate for our credit facilities as of December 31, 2023 and 2022 was 8.1% and 6.8%, respectively.
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
We recognized an income tax benefit at an effective income tax rate of 23.51% and 22.26% for the years ended December 31, 2023 and 2022, respectively. The effective income tax rates for the periods were higher than the federal statutory rates of 21% primarily due to the nondeductible expenses, state and local taxes and discrete income tax expense items related to stock based compensation.
Estimated Income Tax Rate For 2024
We estimate that our 2024 annual tax rate before discrete items, which may fluctuate from quarter to quarter, will be between 28% and 30%. We anticipate that we will be able to utilize certain net operating loss carryforwards to reduce future payments of federal and state income taxes. We anticipate that our rate in 2024 could be affected primarily by: (i) changes in the level of income in any of our taxing jurisdictions; (ii) adding facilities through mergers or acquisition in states that on average have different income tax rates from states in which we currently operate and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of our assets and liabilities; (iii) the effect of recording changes in our liabilities for uncertain tax positions; (iv) taxes in certain states that are dependent on factors other than taxable income; (v) the limitations on the deduction of cash and certain non-cash compensation expense for certain key employees; and (vi) any tax benefit shortfall associated with share-based awards. Our annual effective tax rate may also be materially impacted by: (a) tax expense associated with non-amortizable assets such as goodwill; (b) regulatory changes in certain states in which we operate; (c) changes in the expected outcome of tax audits; (d) changes in the estimate of expenses that are not deductible for tax purposes; and (e) changes in the deferred tax valuation allowance.
In the event we determine at a future time that it is more likely than not that we will not realize our net deferred tax assets, we will increase our deferred tax asset valuation allowance and increase income tax expense in the period when we make such a determination.
Net Deferred Tax Liabilities
As of December 31, 2023, and 2022, our total net deferred tax liabilities were $101.9 million and $453.4 million, respectively. The decrease in net deferred tax liabilities was primarily the result of a reduction in our deferred tax liability due to our impairment of indefinite-lived intangibles for book purposes. Our net deferred tax liabilities primarily relate to differences between book and tax bases of certain of our indefinite-lived intangibles (broadcasting licenses). The amortization of our indefinite-lived assets for tax purposes but not for book purposes creates deferred tax liabilities. A reversal of deferred tax liabilities may occur when indefinite-lived intangibles: (i) become impaired; or (ii) are sold, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire company in a taxable transaction. Due to the amortization for tax purposes and not book purposes of our indefinite-lived intangible assets, we expect to continue to generate deferred tax liabilities in future periods.

Liquidity and Capital Resources

Liquidity Before Filing the Chapter 11 Cases
Our primary sources of liquidity were cash on hand, cash flow from operations, borrowing capacity under our old credit facility and our old accounts receivable facility, and cash from liquidity-generating transactions. Difficult macroeconomic conditions have created, and may continue to create, significant uncertainty in our operations, including rising inflation and interest rates, significant volatility in financial markets, decreases in advertising revenue, and increased competition for advertising expenditures, which have had, and are expected to continue to have, a material adverse effect on our forecasted revenue. As a result, management continued to execute cash management and strategic operational plans to manage liquidity and debt covenant compliance, including evaluating contractual obligations and workforce reductions, managing operating expenses, divesting non-strategic assets, and initiating a variety of transactions to manage our liabilities, which included the utilization and extension of certain grace periods and waivers of financial covenants as described below and in Note 10, Long-Term Debt.
As of December 31, 2023, we were in compliance with our debt and related covenants in all material respects due to such amendments and waivers. Prior to emergence from Chapter 11 protection, $927.5 million of debt was set to mature in 2024 as follows:
•old accounts receivable facility, $75.0 million of outstanding borrowings at December 31, 2023, maturing July 2024 (the “Old Receivables Facility”); and

•old credit facility, comprised of a $227.3 million revolver (the “Old Revolver”) and a $632.4 million term loan (the “Old Term B-2 Loan” and together with the Old Revolver, the “Old Credit Facility”), $220.1 million of outstanding borrowings under the Old Revolver at December 31, 2023, maturing August 2024 and $632.4 million of outstanding borrowings under the Old Term B-2 Loan, maturing in November 2024.
In addition, we had no letters of credit outstanding under the Old Credit Facility. As of December 31, 2023, total liquidity was $69.7 million, which was comprised of our cash, cash equivalents and restricted cash of $73.0 million less restricted cash of $3.3 million, as there were no amounts available under the Old Revolver.

Liquidity After Filing the Chapter 11 Cases

During the pendency of the Chapter 11 Cases, our principal sources of liquidity are limited to cash on hand, cash flow from operations, borrowings under our $32.0 million debtor-in-possession facility (the "DIP Facility"), and the New Receivables Facility (as defined below).

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we continue to critically review our liquidity and anticipated capital requirements, including for service of our debt post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within twelve months after the date that the accompanying consolidated financial statements are issued. Our ability to maintain adequate liquidity during the Chapter 11 Cases and after emergence from Chapter 11 protection depends on successful operation of our business, appropriate management of operating expenses and capital spending, and access to financing if required. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result after emergence from Chapter 11 protection.
Debt
As of December 31, 2023, we had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases constituted an event of default with respect to our existing debt obligations other than our Old Receivables Facility, which accounted for $75.0 million of our consolidated debt. As a result of the filing of the Chapter 11 Cases, all of such debt of the Debtors (which excludes the Old Receivables Facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all our other prepetition obligations are subject to settlement under the Plan. Our current and anticipated debt, as described in further detail below and in Note 10, Long-Term Debt , is as follows:

•Prepetition debt (historical):
◦$227.3 million Old Revolver;
◦$632.4 million Old Term B-2 Loan;
◦$75.0 million Old Receivables Facility;
◦$460.0 million of Old 2027 Notes; and
◦$540.0 million of Old 2029 Notes;

•Postpetition debt (pendency of Chapter 11 Cases):
◦$32.0 million DIP Facility; and
◦$100.0 million New Receivables Facility (as defined below);

•Anticipated post-emergence debt (expected after emergence from Chapter 11 protection):
◦$250.0 million Exit Credit Facility; and
◦$100.0 million Exit Receivables Facility (as defined below).

Prepetition Debt (Historical)
The Old Credit Facility
As of December 31, 2023, our Old Credit Facility, as amended, was comprised of the Old Revolver, a $227.3 million revolver with an original stated maturity date of August 19, 2024 and the Old Term B-2 Loan with a stated maturity date of November 17, 2024.
The Old Credit Facility had usual and customary covenants including, but not limited to, a net first lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Old Credit Facility required us to comply with a maximum Consolidated Net First-Lien Leverage Ratio (as defined in the Old Credit Facility) that could not exceed 4.0 times. Such financial covenant is not in force during pendency of the Chapter 11 Cases.
As of December 31, 2023, we were in compliance with the financial covenant and all other terms of the Old Credit Facility in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between October 30, 2023 and December 8, 2023, prior to our filing of the Chapter 11 Cases.
The Old 2027 Notes
In 2019, we and our finance subsidiary, Audacy Capital Corp. ("Audacy Capital Corp."), issued $425.0 million in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the "Old 2027 Notes").
In 2021, we and Audacy Capital Corp. issued an additional $45.0 million of 2027 Notes. All of the additional 2027 Notes are treated as a single series with the Old 2027 Notes and have substantially the same terms as the Old 2027 Notes.
During 2022, we repurchased $10.0 million of the Old 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the Old 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the Old 2027 Notes is reflected on the balance sheet as an addition to the Old 2027 Notes.
Interest on the Old 2027 Notes accrued at the rate of 6.500% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year. The Old 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp.
As of December 31, 2023, we were in compliance with the financial covenants and all other terms of the Old 2027 Notes in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between November 1, 2023 and December 8, 2023, prior to our filing of the Chapter 11 Cases.

The Old 2029 Notes
During 2021, we and Audacy Capital Corp. issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "Old 2029 Notes"). Interest on the Old 2029 Notes accrued at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of December 31, 2023, we were in compliance with the financial covenants and all other terms of the Old 2029 Notes in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between October 2, 2023 and December 8, 2023, prior to our filing of the Chapter 11 Cases.

Old Receivables Facility
On July 15, 2021, we and certain of our subsidiaries, including Audacy Receivables, LLC, a Delaware limited liability company and our wholly-owned subsidiary ("Audacy Receivables") entered into the $75.0 million Old Receivables Facility to provide additional liquidity, to reduce our cost of funds and to repay outstanding debt under the Old Credit Facility.
Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
Pursuant to a purchase and sale agreement, certain of our wholly-owned subsidiaries sold their accounts receivable, together with customary related security and interests in the proceeds thereof, to Audacy New York, LLC, a Delaware limited liability company and our wholly-owned subsidiary ("Audacy NY"). Pursuant to a sale and contribution agreement, Audacy NY sold and contributed its accounts receivable, including those it had acquired from other Audacy subsidiaries, together with customary related security and interests in the proceeds thereof, to Audacy Receivables. Pursuant to a receivables purchase agreement, Audacy Receivables sold such accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
Yield is payable to the investors under the receivables purchase agreement at a variable rate based on either commercial paper rates or the Secured Overnight Financing Rate ("SOFR") or commercial paper rates plus a margin. Collections on the accounts receivable: (A) were then used to either: (i) satisfy the obligations of Audacy Receivables under the Old Receivables Facility; or (ii) purchase additional accounts receivable from certain of our wholly-owned subsidiaries (together with Audacy NY, the ("Originators")); or (B) make a distribution to Audacy NY, the sole member of Audacy Receivables. Audacy Operations, Inc., a Delaware corporation and our wholly-owned subsidiary ("Audacy Operations"), acted as the servicer under the Old Receivables Facility.

The Old Receivables Facility contained representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, us or any of our other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The receivables purchase agreement also contained customary default and termination provisions which provided for acceleration of amounts owed under the receivables purchase agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or us, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.

We agreed to guarantee the performance obligations of Audacy Operations and the Originators under the Old Receivables Facility documents. None of us, Audacy Operations or the Originators agreed to guarantee any obligations of Audacy Receivables or the collection of any of the receivables or to be responsible for any obligations to the extent the failure to perform such obligations by Audacy Operations or any Originator results from receivables being uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness or other financial inability to pay of the related obligor. In general, the proceeds from the sale of the accounts receivable were used by the SPV to pay the purchase price for accounts receivables it acquired from Audacy NY and could then be used to fund capital expenditures, repay borrowings on the Old Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.
Although the SPV is a wholly-owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivables) are not available to creditors of Audacy NY, Audacy Operations or us, and the accounts receivables are not legal assets of Audacy NY, Audacy Operations or us. The Old Receivables Facility was

accounted for as a secured financing. The pledged receivables and the corresponding debt were included in Accounts receivable and Long-term debt, net of current portion, respectively, on our consolidated balance sheets.
The Old Receivables Facility had usual and customary covenants including, but not limited to, a Consolidated Net First-Lien Leverage Ratio (as defined in the Old Receivables Facility) that could not exceed 4.0 times, a minimum tangible net worth (as defined within the Old Receivables Facility) of at least $300.0 million, and a requirement to maintain minimum liquidity of $25 million.

The Old Receivables Facility was set to expire on July 15, 2024. At December 31, 2023, we had outstanding borrowings of $75.0 million under the Old Receivables Facility.

As of December 31, 2023, we were in compliance with the Old Receivables Facility and related financial covenants in all material respects due to the utilization of amendments and waivers obtained from the counterparties to the Old Receivables Facility between November 3, 2023 and December 8, 2023, prior to our filing of the Chapter 11 Cases.
Postpetition Debt (Pendency of Chapter 11 Cases)

Debtor-in-Possession Facility

On January 9, 2024, Audacy Capital Corp. and certain of our subsidiaries entered into the DIP Facility pursuant to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “TL DIP Lenders”). The entry into the DIP Credit Agreement was approved by an order of the Bankruptcy Court.

Principal Amount. The DIP Credit Agreement provides for a $32.0 million term loan facility to be used for general corporate purposes, maintenance of minimum operational liquidity, payment of administrative expenses and other operating expenses while in bankruptcy.

Interest and Fees. The DIP Facility accumulates interest at a rate of term one-month SOFR plus an applicable margin of 6.00%, subject to an Alternative Reference Rates Committee (“ARRC”) credit spread adjustment of 0.11448%. Additional fees and expenses under the DIP Facility include (i) a 3.00% backstop premium, (ii) a 2.00% upfront commitment fee and (iii) a 15.00% redemption premium payable in certain circumstances as outlined in the DIP Credit Agreement. Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by priming first-priority liens on the Collateral (as defined in the DIP Credit Agreement).

Covenants. The DIP Credit Agreement has various customary covenants as well as covenants mandating compliance by the Loan Parties (as defined in the DIP Credit Agreement) with a budget, variance testing and reporting requirements, among others.

Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 60 days following the Petition Date (with a 180-day extension option if a Confirmation Order has been entered by the Bankruptcy Court by that time and regulatory approval is pending), (ii) the effective date of the Plan, (iii) 45 days after the Petition Date if no final debtor-in-possession order (“DIP Order”) has been entered, and (iv) the time determined by an acceleration as a result of an event of default.

The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain debt, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the DIP Order.

As of January 31, 2024, we have borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, we expect to convert certain outstanding amounts owed under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the Exit Credit Facility in accordance with the terms of the Plan. See “—Anticipated Post-Emergence Debt” in this Part II, Item 7.

New Receivables Facility

On January 9, 2024, we amended the Old Receivables Facility agreements to, among other things, increase the available financing limit from $75.0 million to $100.0 million, extend the facility revolving period termination date from July 15, 2024 to January 9, 2026 and remove the financial covenants for the period of the Chapter 11 Cases (the “New Receivables Facility”). The New Receivables Facility was approved by an order of the Bankruptcy Court. The terms of the New Receivables Facility are substantially similar to the terms of the Old Receivables Facility, subject to certain amendments relating to the Chapter 11 Cases.

The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will terminate on the effective date of the Plan, unless certain amendments are entered into and other specified exit conditions are satisfied.

We continue to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable us to continue our business operations in the ordinary course. As of January 31, 2024, we have $75.0 million of outstanding principal investments under the New Receivables Facility. We intend to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See “—Anticipated Post-Emergence Debt” in this Part II, Item 7.

Anticipated Post-Emergence Debt

Exit Facility

We expect to enter into the Exit Credit Facility upon emergence from Chapter 11 protection, which will provide for term loans in an aggregate amount of $250.0 million and consisting of (i) approximately $25.0 million in first-out exit term loans and (ii) approximately $225.0 million in second-out exit term loans, in each case subject to certain adjustment mechanisms. The first-out exit term loans will be comprised of converted DIP Facility claims, and only first lien lenders that are also lenders under the DIP Credit Agreement will have the option to participate in the first-out exit term loans. Holders of first lien loans will have a portion of their prepetition claims converted into the second-out exit term loans under the Plan. The Exit Credit Facility will allow us to obtain a senior-secured revolver facility of up to $50.0 million.

The first-out exit term loans will be secured by a lien on substantially all our assets after the Restructuring, will mature four years after the effective date of the Plan and will accrue interest at a SOFR plus an applicable margin of 7.00%, subject to standard ARRC credit spread adjustments. The second-out exit term loans will be secured on the same basis as, but will be subordinated in right of payment to, the first-out exit term loans, will mature five years after the effective date of the Plan and will accrue interest at a SOFR rate plus an applicable margin of 6.00%, subject to standard ARRC credit spread adjustments.

Exit Receivables Facility

Upon emergence from Chapter 11 protection, and subject to the terms and conditions of the Plan, we and certain of our subsidiaries will enter into further amendments to the New Receivables Facility (the “Exit Receivables Facility”). The terms of the Exit Receivables Facility will be substantially similar to the terms of the New Receivables Facility, except as follows: certain provisions of the Old Receivables Facility documents that were not in effect under the New Receivables Facility documents during the Chapter 11 Cases will be reintroduced, and certain new financial covenants will be introduced, including a requirement to maintain tangible net worth at a level at least equal to 50% of the tangible net worth as determined after the effective date of the Plan, and the requirement for us to maintain a minimum liquidity of $25.0 million.
Operating Activities
Net cash flows used by operating activities for the year ended December 31, 2023 were $65.2 million and net cash flows provided by operating activities for the year ended December 31, 2022 were $0.5 million.
The cash flows used in operating activities for the year ended December 31, 2023 decreased primarily due to the increase in net loss, as adjusted for certain non-cash charges and income tax benefits. This increase in net loss was driven by a reduction in revenue and increased expenses related to liability management and restructuring charges. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations — The Year 2023 as Compared to the Year 2022" for additional information regarding our operations.

Investing Activities
Net cash flows used in investing activities for the years ended December 31, 2023 and December 31, 2022 were $5.1 million and $27.3 million, respectively.
During the year ended December 31, 2023, cash flows used in investing activities of $48.2 million were used to purchase additions in property equipment and software and were partially offset by $43.1 million of cash proceeds received from our 2023 sales of property, equipment, intangibles and other assets. During the year ended December 31, 2022, cash flows used in investing activities of $80.8 million were used to purchase additions to property equipment and software and an additional $5.0 million was used to purchase business and audio assets. These additions were partially offset by cash proceeds of $58.6 million received from our 2022 dispositions (see Note 3, Acquisitions and Dispositions for additional information).
Financing Activities
Net cash flows provided by financing activities for the years ended December 31, 2023 and December 31, 2022 were $40.0 million and $70.6 million, respectively.
During the year ended December 31, 2023, net cash flows provided by financing activities were primarily due to a $39.0 million borrowing under the Old Revolver in the second quarter of 2023 and an additional borrowing of $1.1 million during the fourth quarter of 2023. During the year ended December 31, 2022, net cash flows provided by financing activities was primarily due to $105.0 million of borrowings under the Old Revolver, partially offset by $22.7 million of repayments on the Old Revolver, $10.0 million for the repurchase of Old 2027 Notes through open market purchases and $1.9 million of purchases of vested employee restricted stock units.
Income Taxes
Under the CARES Act, we were able to carry back our 2020 federal income tax loss to prior tax years and filed two refund claims with the IRS for $20.4 million. During the year ended December 31, 2022, we received a federal tax refund of approximately $15.2 million. We did not make any federal income tax payments in 2023 or 2022 primarily as a result of the availability of NOLs to offset our federal taxable income.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Code. This ownership change will limit the utilization of our NOLs for post-acquisition tax years.
Dividends

Our quarterly dividend program has been suspended during the years 2023 and 2022. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Plan and under any credit agreements we enter into in connection with our emergence from Chapter 11 protection.
See Liquidity under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10, Long-Term Debt, in the accompanying notes to our audited consolidated financial statements.
Share Repurchase Programs
On November 2, 2017, our Board announced the 2017 Share Repurchase Program to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by us under the 2017 Share Repurchase Program will be at our discretion based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in our Old Credit Facility, the Old 2027 Notes and the Old 2029 Notes.
During the years ended December 31, 2023 and 2022, we did not repurchase any shares under the 2017 Share Repurchase Program. As of December 31, 2023, $41.6 million is available for future share repurchase under the 2017 Share Repurchase Program.

Capital Expenditures
Capital expenditures for 2023 and 2022, were $48.2 million, and $80.8 million, respectively.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our debt in order to assign a credit rating. Any significant downgrade in our credit rating could adversely impact our future liquidity by limiting or eliminating our ability to obtain debt financing.
Contractual Obligations
The following table reflects a summary of our contractual obligations as of December 31, 2023:

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations (1)	$1,929,222	$1,929,222	$—	$—	$—
Operating lease obligations (2)	284,217	53,118	93,990	66,857	70,252
Purchase obligations (3)	528,985	203,464	256,449	66,872	2,200
Other long-term liabilities (4)	125,563	118	1,290	1,127	123,028
Total	$2,867,987	$2,185,922	$351,729	$134,856	$195,480
(1)    As of December 31, 2023, the Company had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases on January 7, 2024 constituted an event of default with respect to the Company's existing debt obligations other than its accounts receivable facility, which accounted for $75.0 million of the Company's consolidated debt. As a result of the filing of the Chapter 11 Cases, all of such debt of the Debtors (which excludes the accounts receivable facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other prepetition obligations of the Debtors are subject to settlement under the Plan which was confirmed by the Bankruptcy Court on February 20, 2024. Prior to the filing of the Chapter 11 Cases, the Company elected to utilize certain grace periods for certain interest payments under its debt agreements and obtained extensions of certain grace periods and amendments to certain requirements under those agreements as further described in Note 10, Long-Term Debt.
(2)    The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses. The minimum lease payments do not include common area maintenance, variable real estate taxes, insurance and other costs for which we may be obligated as most of these payments are primarily variable rather than fixed.
(3)    We have purchase obligations that include contracts primarily for music licensing fees, ratings services, sports programming rights, key personnel, on-air personalities and other software and equipment maintenance and certain other operating contracts.
(4)    Included within total other long-term liabilities of $125.6 million are deferred income tax liabilities of $101.9 million. It is impractical to determine whether there will be a cash impact to an individual year. Therefore, deferred income tax liabilities, together with liabilities for deferred compensation and uncertain tax positions (other than the amount of unrecognized tax benefits that are subject to the expiration of various statutes of limitation over the next 12 months) are reflected in the above table in the column labeled as “More Than 5 Years.” See Note 16, Income Taxes, in the accompanying notes to our audited consolidated financial statements for a discussion of deferred tax liabilities.
Off-Balance Sheet Arrangements
As of December 31, 2023, and as of the date this report was filed, we did not have any material off-balance sheet transactions, arrangements, or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of December 31, 2023. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Market Capitalization
As of December 31, 2023, and 2022, our total equity market capitalization was approximately $3.4 million and $32.7 million, respectively, which was approximately $618.2 million higher and $488.0 million lower, respectively, than our book equity value on those dates. As of December 31, 2023, and 2022, our stock price was $0.68 per share and $6.77 (adjusted for the June 30, 2023 reverse stock split) per share, respectively.
Intangibles
As of December 31, 2023, approximately 45% of our total assets consisted of radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate our radio stations without the related FCC license for each station. FCC licenses are subject to renewal every eight years. Consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements. See Part I, Item 1A, “Risk Factors”, for a discussion of the risks associated with the renewal of licenses.
Inflation
Inflation has affected our performance by increasing our radio station operating expenses in terms of higher costs for wages and multi-year vendor contracts with assumed inflationary built-in escalator clauses. The exact effects of inflation, however, cannot be reasonably determined. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on our profits, especially since our Exit Credit Facility is variable rate.
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
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is generally not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts.
Revenues presented in our consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. We also evaluate when it is appropriate to recognize revenue based on the gross amount invoiced to the customer or the net amount retained by us if a third party is involved.

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
Radio Broadcasting Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to broadcasting licenses and goodwill assets. As of December 31, 2023, we have recorded approximately $858.7 million in radio broadcasting licenses and goodwill, which represented approximately 45% of our total assets as of that date. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense in the period in which the recorded value of these assets is more than their fair value. Any such impairment could be material. After an impairment expense is recognized, the recorded value of these assets will be reduced by the amount of the impairment expense and that result will be the assets’ new accounting basis.
Broadcasting Licenses and Goodwill Impairment Test
We believe our estimate of the value of our radio broadcasting licenses and reporting units is an important accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future performance of our stations.
We use qualitative and quantitative approaches when testing our broadcasting licenses and goodwill for impairment. In particular, we perform a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of broadcasting licenses or goodwill impairment. In evaluating whether events or changes in circumstances indicate that an interim impairment assessment of our broadcasting licenses or goodwill is required, we consider several factors in determining whether it is more likely than not that the carrying value of our broadcasting licenses or goodwill exceeds the fair value of our broadcasting licenses or goodwill, respectively. The analysis considers: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which we operate, an increased competitive environment, a change in the market for our products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of our net assets; and (vii) a sustained decrease in our share price.

We evaluate the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of our broadcasting licenses and goodwill and their respective fair value amounts, including positive mitigating events and circumstances. Based on this qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. At a minimum, we perform quantitative broadcasting licenses and goodwill impairments for reporting units annually.
In 2022, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for our FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price. We concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for our broadcasting licenses at the market level. As a result of this interim impairment assessment, we determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax) during the third quarter of 2022.
During the fourth quarter of 2022, we completed the annual impairment test for our broadcasting licenses and determined that the fair value of our broadcasting licenses was greater than the amount reflected in the balance sheet for each market and, accordingly, no impairment was recorded.
In the second quarter of 2023, we determined that there was a need for an impairment assessment based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price. As a result of this second quarter assessment, we concluded that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain of our markets and, accordingly, recorded an impairment of $124.8 million ($91.5 million, net of tax) in the second quarter of 2023.
During the third quarter of 2023, we determined that there was a need for an impairment assessment based on results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in market data used to derive the forecasts of future performance. As a result of this third quarter assessment, we concluded that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain markets and, accordingly, recorded an impairment loss of $265.8 million ($194.9 million, net of tax) during the third quarter of 2023.
During the fourth quarter of 2023, we determined that continued deterioration in our financial performance, the finalization of our enterprise-wide forecast in anticipation of an imminent bankruptcy filing, near final negotiation with our lenders, and deterioration in radio and broadcast market valuations indicated that incremental risk existed related to our ability to meet our forecasts supporting our broadcast license assets. This risk was reflected primarily in reductions in our long-term growth rate and a further increase in the company specific risk included in the weighted average cost of capital. We performed an annual impairment test for broadcasting licenses and determined that the fair value of our broadcasting licenses was less than the amount reflected in the balance sheet for certain markets and, accordingly, recorded an impairment loss of $898.9 million ($659.2 million, net of tax) in the fourth quarter of 2023.
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

Assumptions and Results – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates And Assumptions
	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022	Third Quarter 2022
Discount rate	15.00%	10.00%	9.50%	9.50%	9.50%
Operating profit margin ranges for average stations in markets where the Company operates	15% to 31%	18% to 32%	18% to 32%	18% to 33%	20% to 33%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	(2.5)% to 0%	(2.0)% to 0%	0% to 1%	0.0% to 0.6%	0.0% to 0.6%
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
Broadcasting Licenses Valuation at Risk
The tables below present the percentage within a range by which the fair value exceeds the carrying value of our broadcasting licenses as of December 31, 2023. Rather than presenting the percentage separately for each unit of accounting, our opinion is that this table in summary form is more meaningful to the reader in assessing the recoverability of the broadcasting licenses. In addition, the units of accounting are not disclosed with the specific market name as such disclosure could be competitively harmful to us.
The results of our annual broadcasting license impairment analysis performed during the fourth quarter of 2023 indicated that 45 of our units of accounting were impaired because the carrying value exceeded the fair value. As such, we recorded an impairment charge of $898.9 million. Following the impairment adjustment, we have two units of accounting which have no carrying value. As of December 31, 2023, all 45 accounting units have a carrying value of $794.8 million.

	Units of Accounting as of December 31, 2023 Based Upon the Valuation as of December 31, 2023 Percentage Range by Which Fair Value Exceeds the Carrying Value
	0% To 10%	Greater Than 10%
Number of units of accounting	45	—
Carrying value (in thousands)	$794,771	$—

Sensitivity of Key Broadcasting Licenses Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our broadcasting licenses, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Broadcasting Licenses Carrying Value
Increase the discount rate from 15.00% to 16.00%	4.2%
Reduction in forecasted growth rate (including long-term growth rate) by 0.5% for all markets	1.1%
Reduction in operating profit margin by 10%	6.5%
(1)    Each assumption used in the sensitivity analysis is independent of the other assumptions.
To determine the radio broadcasting industry’s future revenue growth rate for impairment purposes using the Greenfield model, our management uses publicly available information on industry expectations rather than our management’s own estimates, which could differ. The publicly available market information is then allocated based on Company-specific market share. In addition, these long-term market growth rate estimates could vary in each of our markets. Using the publicly available information on industry expectations, each market’s revenues were forecasted over a ten-year projection period to reflect the expected long-term growth rate for the radio broadcast industry, which was further adjusted for each of our markets. If the industry’s growth is less than forecasted, then the fair value of our broadcasting licenses could be negatively impacted.
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
Goodwill Impairment Test
During the second quarter and third quarter of 2023, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted. We completed interim impairment assessments for our goodwill at the podcast reporting unit for the second quarter and third quarter periods. As a result of these interim impairment assessments, we determined that the fair value of our podcast reporting unit was greater than the carrying value, and accordingly, no impairment was recorded.
During the fourth quarter of 2023, we completed our annual impairment test for our podcasting reporting unit and determined that the fair value of our podcast reporting unit was greater than the carrying value and, accordingly, no impairment was recorded. At December 1, 2023, our annual impairment date, the podcast reporting unit fair value approximated its carrying value.
Methodology - Goodwill
We performed a quantitative goodwill impairment test using a discounted cash flow approach to project our income over a specified time and capitalize at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value, including goodwill. Our fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgements about future performance using industry normalized information. The cash flow projections for the reporting unit include significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in our estimates of the fair value of these assets could result in material future period write-downs of the carrying value of our goodwill. Our management believes that this commonly used approach is an appropriate methodology for our valuation. Factors contributing to the determination of our operating performance were historical performance and/or management’s estimates of future performance.
Assumptions and Results - Goodwill
The following table reflects certain key estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

	Estimates And Assumptions
	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022	Third Quarter 2022
Discount rate - podcast reporting unit	16.00%	11.50%	11.50%	11.00%	11.0%
Discount rate - QLGG reporting unit	not applicable	not applicable	not applicable	not applicable	13.0%
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
Goodwill Valuation At Risk
Our remaining goodwill as of December 31, 2023 is limited to the goodwill acquired in the 2019 acquisitions of Cadence13 and Pineapple Street and the 2021 acquisition of Podcorn totaling approximately $64.0 million allocated to the podcast reporting unit and the 2021 acquisition of AmperWave which was not significant. At December 1, 2023 our annual impairment date, the podcast reporting unit fair value approximated its carrying value.
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
Sensitivity of Key Goodwill Assumptions
If we were to assume changes in certain of our key assumptions used to determine the fair value of our podcasting reporting unit, the following would be the incremental impact:

Sensitivity Analysis (1)
Percentage Decrease in Reporting Unit Carrying Value
Increase the discount rate from 16.0% to 17.0%	4.1%
Reduction in forecasted long-term growth rate to 0%	—%
Reduction in operating profit margin by 10%	7.8%
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
For a more comprehensive list of our accounting policies, see Note 2, Significant Accounting Policies, accompanying the consolidated financial statements included within this Annual Report on Form 10-K. Note 2 to our audited consolidated financial statements contains several other policies, including policies governing the timing of revenue and expense recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with related notes and the report of Grant Thornton LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
Management has used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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
David J. Field, Chairman, Chief Executive Officer and President
Richard J. Schmaeling, Chief Financial Officer & Executive Vice President
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K/A.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Audacy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Audacy, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 10 to the financial statements, the Company has approximately $1.9 billion in total debt outstanding at December 31, 2023. The Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on January 7, 2024, with the Company’s joint prepackaged plan of reorganization (“the Plan”) being approved by the United States Bankruptcy Court on February 20, 2024. The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the Federal Communications Commission. As a result of the Company’s financial condition, the defaults under its debt agreements, and the risks and uncertainties surrounding the Company’s ability or the timing to consummate the Plan, substantial doubt exists that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Radio broadcast license impairment tests
As described further in Note 8 to the financial statements, the Company’s consolidated radio broadcast licenses balance was approximately $794 million as of December 31, 2023. Management conducts its annual impairment test as of December 1 of each year. If there are changes in market conditions, events, or circumstances that occur during the interim periods that indicate the carrying value of its radio broadcast licenses may be impaired, management may conduct an interim test. The radio broadcast licenses are evaluated for impairment at the market level by comparing the fair value of the radio broadcast licenses to their carrying value. The Company performed three impairment tests during the year ended December 31, 2023, which resulted in an impairment charge of approximately $1.3 billion recorded to the statement of operations. Fair value is estimated by management, with the assistance of a third-party valuation specialist, using the Greenfield method at the market level, which is a discounted cash flow approach (10-year income model) assuming a start-up scenario in which the only assets held by a market participant are the radio broadcasting licenses. Management’s cash flow projections for its radio broadcast licenses included significant judgments and assumptions relating to projected annual revenues by market, long-term revenue growth rates of the market, market share and operating margin of an average comparable station based on relative size of the market and station type from start-up to maturity from a market participant perspective, and the discount rate. We identified the impairment tests performed over the radio broadcast licenses as a critical audit matter.

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

•Evaluated the design and implementation of key controls relating to the impairment tests and valuation of the Company’s radio broadcast licenses, including key controls over the development of the fair value estimate and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.

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

•Utilized valuation specialists to evaluate the appropriateness of the model employed by the Company and the discount rate used in all markets.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.

Los Angeles, California

March 22, 2024

CONSOLIDATED FINANCIAL STATEMENTS OF AUDACY, INC.
AUDACY, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2023	2022
ASSETS:
Cash, cash equivalents, and restricted cash	$72,994	$103,344
Accounts receivable, net of allowance of $6,845 in 2023 and $9,424 in 2022	258,088	261,357
Prepaid expenses, deposits and other	70,537	72,350
Total current assets	401,619	437,051
Property and equipment, net	284,681	299,592
Operating lease right-of-use assets	202,010	211,022
Radio broadcasting licenses	794,771	2,089,226
Goodwill	63,915	63,915
Assets held for sale	1,544	5,474
Software, net	129,128	151,829
Other assets	22,772	26,784
TOTAL ASSETS	$1,900,440	$3,284,893
LIABILITIES:
Accounts payable	$21,742	$14,002
Accrued expenses	73,519	72,488
Other current liabilities	131,031	80,549
Operating lease liabilities	37,631	40,815
Long-term debt, current portion	1,924,023	—
Total current liabilities	2,187,946	207,854
Long-term debt, net of current portion	—	1,880,362
Operating lease liabilities, net of current portion	201,802	196,654
Net deferred tax liabilities	101,937	453,378
Other long-term liabilities	23,508	26,026
Total long-term liabilities	327,247	2,556,420
Total liabilities	2,515,193	2,764,274
CONTINGENCIES AND COMMITMENTS (Note 21)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 4,867,170 in 2023 and 4,705,328 in 2022	49	47
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 134,839 in 2023 and 2022	1	1
Class C common stock $0.01 par value; nonvoting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,682,467	1,678,247
Accumulated deficit	(2,297,270)	(1,160,618)
Accumulated other comprehensive income	—	2,942
Total shareholders’ (deficit) equity	(614,753)	520,619
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$1,900,440	$3,284,893
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022
NET REVENUES	$1,168,939	$1,253,664
OPERATING EXPENSE:
Station operating expenses	1,014,078	1,030,487
Depreciation and amortization expense	73,943	65,786
Corporate general and administrative expenses	135,536	96,384
Restructuring charges	14,975	10,008
Impairment loss	1,305,115	180,543
Other expenses	533	688
Net gain on sale or disposal of assets	(26,784)	(47,737)
Change in fair value of contingent consideration	—	(8,802)
Total operating expense	2,517,396	1,327,357
OPERATING LOSS	(1,348,457)	(73,693)
NET INTEREST EXPENSE	138,132	107,491
Other income	(261)	(238)
OTHER INCOME	(261)	(238)
LOSS BEFORE INCOME TAX BENEFIT	(1,486,328)	(180,946)
INCOME TAX BENEFIT	(349,457)	(40,275)
NET LOSS	$(1,136,871)	$(140,671)
NET LOSS PER SHARE - BASIC AND DILUTED	$(241.58)	$(30.44)

WEIGHTED AVERAGE SHARES:
Basic	4,706,015	4,621,798
Diluted	4,706,015	4,621,798
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022
NET LOSS	$(1,136,871)	$(140,671)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES (BENEFIT):
Net unrealized (loss) gain on derivatives, net of taxes (benefit)	(1,475)	3,231

COMPREHENSIVE LOSS	$(1,138,346)	$(137,440)

See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2023 and 2022
(amounts in thousands, except share data)

	Common Stock (1)				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2022	4,668,678	$47	134,839	$1	$1,672,588	$(1,020,142)	$(289)	$652,205
Net loss	—	—	—	—	—	(140,671)	—	(140,671)
Compensation expense related to granting of stock awards	40,606	—	—	—	7,297	—	—	7,297
Issuance of common stock related to the ESPP	19,453	—	—	—	429	—	—	429
Purchase of vested employee restricted stock units	(23,409)	—	—	—	(1,883)	—	—	(1,883)
Payment of dividends on common stock	—	—	—	—	(184)	—	—	(184)
Dividend equivalents, net of forfeitures	—	—	—	—	—	195	—	195
Net unrealized gain on derivatives	—	—	—	—	—	—	3,231	3,231
Balance, December 31, 2022	4,705,328	47	134,839	1	1,678,247	(1,160,618)	2,942	520,619
Net loss	—	—	—	—	—	(1,136,871)	—	(1,136,871)
Compensation expense related to granting of stock awards	181,499	2	—	—	4,385	—	—	4,387
Issuance of common stock	8,333	—	—	—	3	—	—	3
Common stock repurchase	(215)	—	—	—	—	—	—	—
Purchase of vested employee restricted stock units, net	(27,775)	—	—	—	(129)	—	—	(129)
Payment of dividends on common stock	—	—	—	—	(39)	—	—	(39)
Dividend equivalents, net of forfeitures	—	—	—	—	—	219	—	219
Net unrealized loss on derivatives	—	—	—	—	—	—	(1,475)	(1,475)
Realized gain on derivatives, net	—	—	—	—	—	—	(1,467)	(1,467)
Balance, December 31, 2023	4,867,170	$49	134,839	$1	$1,682,467	$(2,297,270)	$—	$(614,753)
(1) Share counts have been retroactively adjusted to reflect the effect of the June 30, 2023 reverse stock split.
See notes to consolidated financial statements.

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(1,136,871)	$(140,671)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	73,943	65,786
Net amortization of deferred financing costs (net of original issue discount and debt premium)	5,027	4,092
Net deferred tax benefit	(349,457)	(42,984)
Provision for bad debts	2,462	506
Net (gain) loss on sale or disposal of assets and businesses	(26,784)	(47,737)
Non-cash stock-based compensation expense	4,387	7,297
Deferred compensation	2,460	(4,145)
Impairment loss	1,305,115	180,543
Change in fair value of contingent consideration	—	(8,802)
Changes in assets and liabilities (net of effects of acquisitions and dispositions):
Accounts receivable	807	14,181
Prepaid expenses and deposits	3,119	(4,204)
Accounts payable and accrued liabilities	(3,050)	(13,175)
Other assets	(6)	—
Accrued interest expense	61,747	271
Operating leases	(3,135)	—
Accrued liabilities - long-term	(4,978)	(10,253)
Prepaid expenses - long-term	—	(163)
Net cash (used in) provided by operating activities	(65,214)	542
INVESTING ACTIVITIES:
Additions to property, equipment and software	(48,228)	(80,821)
Proceeds from sale of property, equipment, intangibles and other assets	43,135	58,589
Purchases of businesses and audio assets	—	(5,040)
Net cash used in investing activities	(5,093)	(27,272)

AUDACY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	YEARS ENDED DECEMBER 31,
	2023	2022
FINANCING ACTIVITIES:
Borrowing under the revolving senior debt	40,126	105,000
Payments of revolving senior debt	—	(22,727)
Retirement of notes	—	(10,000)
Proceeds from issuance of employee stock plan	—	429
Purchase of vested employee restricted stock units	(129)	(1,883)
Payment of dividend equivalents on vested restricted stock units	(39)	(184)
Repurchase of common stock	(1)	—
Net cash provided by financing activities	39,957	70,635
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,350)	43,905
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	103,344	59,439
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$72,994	$103,344
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$71,359	$102,763
Income taxes	$1,728	$(14,554)
See notes to consolidated financial statements.

AUDACY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 and 2022
1.    BASIS OF PRESENTATION
Nature of Business
Audacy, Inc. (the “Company”) was formed as a Pennsylvania corporation in 1968.
The Company is the second-largest radio broadcasting company in the United States and is also a leading local media and entertainment company with a nationwide footprint of stations including positions in all of the top 15 markets and 20 of the top 25 markets.
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
Reverse Stock Split
On June 30, 2023, the Company effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock.
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

NYSE Delisting

On May 16, 2023, the Company's Class A common stock was suspended from trading on the New York Stock Exchange (the "NYSE"). On November 9, 2023, the Company's Class A common stock was delisted from the NYSE. The Company's Class A common stock currently trades on the over-the-counter market (the "OTC") under the symbol “AUDAQ.” See “Risk Factors—Risks Associated with our Capital Stock” in Part I, Item 1A and “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5, for additional information.

Current Bankruptcy Proceedings

On February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement (as may be amended, the “Disclosure Statement”) in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") previously filed by the Company and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) on January 7, 2024 (the “Petition Date”). The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML).

The Plan was supported by a Restructuring Support Agreement (the “Restructuring Support Agreement”) with a supermajority of the Debtors' first lien and second lien debtholders (the “Consenting Lenders”), under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. Those holders of claims entitled to vote on the Plan who cast ballots unanimously voted in favor of the Plan. Specifically, 100% of the voting holders of first lien claims (representing approximately 89.5% of the outstanding principal amount of Audacy’s first lien loans) voted in favor of the Plan, and 100% of voting holders of second lien notes claims (representing approximately 85.1% of the outstanding principal amount of Audacy’s second lien notes) voted in favor of the Plan.

The Plan contemplates the implementation of a comprehensive debt restructuring (the “Restructuring”) that will equitize approximately $1.6 billion of the Debtors’ funded debt, a reduction of approximately 80% from approximately $1.9 billion to approximately $350 million. Pursuant to the Plan, among other things:

•The Company's existing equity will be extinguished, without value, and be of no further force or effect;
•Holders of claims under the Prepetition Debt Instruments (as defined below), including those who provided debtor-in-possession financing during the Chapter 11 Cases and elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility, are expected to receive 100% of the new equity issued in the Company, as reorganized pursuant to and under the Plan ("Reorganized Audacy") in the form of new Class A common stock, new Class B common stock and/or special warrants (subject to dilution from issuances under a management incentive plan and the New Second Lien Warrants (as defined below)) as follows:

◦holders of debtor-in-possession claims that elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility will receive their pro rata share of 10% of such new equity;
◦holders of first lien claims will receive their pro rata share of 75% of such new equity; and
◦holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the New Second Lien Warrants exercisable within four years on a "cash" or "cashless" basis for 17.5% of the new equity on a fully diluted basis at an equity value of $771.0 million (the "New Second Lien Warrants").
•Holders of general unsecured claims, which may include the Company’s employees, on-air talent, landlords, vendors, and customers, will be unimpaired and will be paid in the ordinary course of business.

The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the Federal Communications Commission (the “FCC”) for the emergence of the Debtors from Chapter 11 protection and their expected ownership. The Company currently anticipates the Plan will become effective and it will emerge from Chapter 11 by the end of the third quarter of 2024.

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the "Bankruptcy Code") and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company is authorized to conduct its business activities in the ordinary course. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under their debt instruments other than the accounts receivable facility (collectively, the “Prepetition Debt Instruments”). Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.

Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of the Company's claims and noticing agent at https://dm.epiq11.com/Audacy. Such information is not part of this Annual Report on Form 10-K or any other report the Company files with, or furnishes to, the SEC. See “Business—Current Bankruptcy Proceedings” in Part I, Item 1, “Risk Factors—Risks Related to the Restructuring” in Part I, Item 1A and “Management’s Discussion and Analysis and Financial Condition and Results of Operations” in Part II, Item 7, for additional information about the Plan and the Chapter 11 Cases.

Going Concern

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt, post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and the current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying consolidated financial statements are issued. As of December 31, 2023, the Company was in compliance with its debt and related financial covenants in all material respects due to the amendments and waivers described in Note 10, Long-Term Debt.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Plan, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As discussed above, the Plan was confirmed on February 20, 2024. The Plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, the defaults under the Company's debt agreements, and the risks and uncertainties surrounding the Company's ability or the timing to consummate the Plan, substantial doubt exists that the Company will be able to continue as a going concern.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the presentation in the current year, which primarily relate to reclassification of certain classes of assets all within long-term assets. There have been no changes to previously reported current assets, total assets, current liabilities, total liabilities, shareholders' (deficit) equity, revenues, operating loss or net loss.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
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
Consolidated VIE - Accounts Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries entered into a $75.0 million accounts receivable facility (the "Old Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding debt under the Company's Old Credit Facility (as defined in Note 10, Long-Term Debt, below).
The documentation for the Old Receivables Facility included (i) a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) entered into by and among Audacy Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Audacy Operations”), Audacy Receivables, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, as seller (“Audacy Receivables”), the investors party thereto (the “Investors”), and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main, as agent (“DZ BANK”); (ii) a Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among Audacy Operations, Audacy New York, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Audacy NY”), and Audacy Receivables; and (iii) a Purchase and Sale Agreement (the “Purchase and Sale Agreement,” and together with the Receivables Purchase Agreement and the Sale and Contribution Agreement, the “Prepetition Receivables Agreements”) by and among certain wholly-owned subsidiaries of the Company (together with Audacy NY, the “Originators”), Audacy Operations and Audacy NY.
Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the Investors in exchange for cash investments.
The SPV is a bankruptcy remote, limited liability company wholly owned by Audacy NY and its assets are not available to creditors of the Company, Audacy Operations or Audacy NY. Pursuant to the Old Receivables Facility, Audacy NY sold certain of its receivables and certain related rights to payment and obligations of Audacy NY with respect to such receivables, and certain other related rights to Audacy Receivables, which, in turn, obtained loans secured by the receivables from financial institutions (the “Lenders”). Amounts received from the Lenders, the pledged receivables and the corresponding debt are included in Accounts receivable and Long-term debt, current portion respectively, on the Consolidated Balance Sheets. The aggregate principal amount of the loans made by the Lenders could not exceed $75.0 million outstanding at any time. The revolving period under the Old Receivables Facility, prior to entry into the New Receivables Facility, was set to expire on July 15, 2024, unless earlier terminated or subsequently extended.
The SPV is considered a Variable Interest Entity ("VIE") because its equity capitalization is insufficient to support its operations. The most significant activities that impact the economic performance of the SPV are decisions made to manage receivables. Audacy NY is considered the primary beneficiary and consolidates the SPV as it makes these decisions. No additional financial support was provided to the SPV during the year ended December 31, 2023 or is expected to be provided in the future that was not previously contractually required. As of December 31, 2023, the SPV had $240.3 million of net accounts receivable and had outstanding borrowings of $75.0 million under the Old Receivables Facility.

Consolidated VIE - Qualified Intermediary
Periodically, the Company enters into like-kind exchange agreements upon the disposition or acquisition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a third-party qualified intermediary ("QI") and are unavailable for the Company's use until released. The proceeds are recorded as restricted cash on the consolidated balance sheets and released: (i) if they are utilized as part of a like-kind exchange agreement, (ii) if the Company does not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.
During 2022, the Company entered into an agreement with a third-party QI, under which the Company entered into an exchange of real property held for productive use or investment. This agreement relates to the sale of real property and identification and acquisition of replacement property which was completed in 2022.
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
The use of a QI in a like-kind exchange enables the Company to reduce its current tax liability in connection with certain asset dispositions. Under Section 1031 of the Internal Revenue Code (the “Code”), the property to be exchanged in the like-kind exchange is required to be received by the Company within 180 days.
Total results of operations of the VIE for the year ended December 31, 2022 were not significant. Restrictions on cash balances held by the VIE lapsed during the third quarter of 2022. As a result, the Company did not include restricted cash related to this entity at December 31, 2022 in its Cash, cash equivalents and restricted cash line on the balance sheet. The VIE had no other assets or liabilities as of December 31, 2022. The assets of the Company’s consolidated VIE could only be used to settle the obligations of the VIE. There was a lack of recourse by the creditors of the VIE against the Company’s general creditors.
Property and Equipment, net
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
Depreciation expense for property and equipment is reflected in the following table:

	Year Ended December 31,
Depreciation Expense	2023	2022
	(amounts in thousands)
Depreciation expense on property and equipment	$31,300	$33,100
As of December 31, 2023, the Company had capital expenditure commitments outstanding of $2.9 million.

The following is a summary of the categories of property and equipment along with the range of estimated useful lives used for depreciation purposes:

	Depreciation Period		Property And Equipment
	In Years		As of December 31,
	From	To	2023	2022
Land, land easements and land improvements	0	15	$100,512	$99,141
Buildings	20	40	35,724	37,166
Equipment	3	40	224,769	223,880
Furniture and fixtures	5	10	19,998	19,779
Leasehold improvements and other	*	*	114,155	113,264
			495,158	493,230
Accumulated depreciation			(255,204)	(238,439)
			239,954	254,791
Capital improvements in progress			44,727	44,801
Property and equipment, net			$284,681	$299,592
*Shorter of economic life or lease term
Long-Lived Assets
The Company's long-lived assets include property and equipment, computer software, leasehold improvements and other intangible assets. Certain of the Company’s equipment, such as broadcast towers, can provide economic benefit over a longer period of time resulting in the use of longer lives of up to 40 years.
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
Reportable Segment
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
Management’s Use of Estimates
The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, including broadcasting licenses and goodwill; (ii) income tax valuation allowances for deferred tax assets; (iii) allowance for doubtful accounts and allowance for sales reserves; (iv) self-insurance reserves; (v) fair value of equity awards; (vi) estimated lives for tangible and intangible assets; (vii) contingency and litigation reserves; (viii) fair value measurements; (ix) acquisition purchase price asset and liability allocations; and (x) uncertain tax positions. The Company’s accounting estimates require the use of judgment as to future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.
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
The Company applies the guidance for income taxes and intra-period allocation to the recognition of uncertain tax positions. This guidance clarifies the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. The guidance requires that any liability created for unrecognized tax benefits be disclosed. The application of this guidance may also affect the tax basis of assets and liabilities and therefore may change or create deferred tax liabilities or assets. This guidance also clarifies the method to allocate income taxes (benefit) to the different components of income (loss), such as: (i) income (loss) from continuing operations; (ii) income (loss) from discontinued operations; (iii) other comprehensive income (loss); (iv) the cumulative effects of accounting changes; and (v) other charges or credits recorded directly to shareholders’ (deficit) equity. See Note 16, Income Taxes, for a further discussion of income taxes.
Revenue Recognition
The Company generates revenue from the sale to advertisers of various services and products, including but not limited to: (i) spot revenues; (ii) digital advertising; (iii) network revenues; (iv) sponsorship and event revenues; and (v) other revenues.
Revenue from services and products is recognized when delivered. Advertiser payments received in advance of when the products or services are delivered are recorded on the Company’s balance sheet as unearned revenue. The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is generally not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts.
Revenues presented in the consolidated financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies. The Company also evaluates when it is appropriate to recognize revenue based on the gross amount invoiced to the customer or the net amount retained by the Company if a third party is involved.
Refer to Note 5, Revenue, for additional information on the Company’s revenue. Refer to Note 5, Revenue and Note 9, Other Current Liabilities for additional information on unearned revenue.
The following table presents the amounts of unearned revenues as of the periods indicated:

		As of December 31,
Unearned Revenues	Balance Sheet Location	2023	2022
		(amounts in thousands)
Current	Other current liabilities	$10,990	$13,687
Long-term	Other long-term liabilities	$1,257	$403
Concentration of Credit Risk
The Company’s revenues and accounts receivable relate primarily to the sale of advertising within its radio stations’ broadcast areas. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management’s expectations. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The balance in the Company’s allowance for doubtful accounts is based on the Company’s historical collections, the age of the receivables, specific customer information, and current economic conditions. Delinquent accounts are written off if collection efforts have been unsuccessful and the likelihood of recovery is considered remote.
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
Lender fees and third party fees incurred during the refinancing activities described above were capitalized or expensed as appropriate based on accounting guidance for debt modifications and extinguishments. Refer to Note 10, Long-Term Debt, for further discussion of the refinancing activities.
Extinguishment of Debt
The Company may amend, append or replace, in part or in full, its outstanding debt. The Company reviews its unamortized financing costs associated with its outstanding debt to determine the amount subject to extinguishment under the accounting provisions for an exchange of debt instruments with substantially different terms or changes in a line-of-credit or revolving-debt arrangement.
Time Brokerage Agreement Fees (Income)
Time Brokerage Agreement ("TBA") fees or income consists of fees paid or received under agreements that permit an acquirer to program and market stations prior to an acquisition. The Company sometimes enters into a TBA prior to the consummation of station acquisitions and dispositions. The Company may also enter into a Joint Sales Agreement to market, but not to program, a station for a defined period of time. TBA fees or income earned from continuing operations are recorded as a separate line item in the Company’s consolidated statement of operations. The Company did not record TBA fees or income during 2023 or 2022.
Trade and Barter Transactions
The Company provides advertising broadcast time in exchange for certain products, supplies and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time on regular terms. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. Trade and Barter valuation is based upon management’s estimate of the fair value of the products, supplies and services received. See Note 17, Supplemental Cash Flow Disclosures on Non-Cash Activities, for a summary of the Company’s barter transactions.
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
The following table presents cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of amounts reported in the Consolidated Statements of Cash Flow.

	As of December 31,
Cash, Cash Equivalents and Restricted Cash	2023	2022
	(amounts in thousands)
Cash and cash equivalents	$69,694	$103,344
Restricted cash (1)	3,300	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$72,994	$103,344

(1) Restricted cash consists of cash held in a bank in connection with the Company's corporate credit card program.
Leases
The Company follows accounting guidance for its leases, which includes the recognition of escalated rents on a straight-line basis over the term of the lease agreement. The operating lease obligations represent scheduled future minimum operating lease payments under non-cancellable operating leases, including rent obligations under escalation clauses that are defined increases and not escalations that depend on variable indices. The minimum lease payments do not include common area maintenance, variable real estate taxes, insurance and other costs for which the Company may be obligated as most of these payments are primarily variable rather than fixed. See Note 21, Contingencies and Commitments, for a discussion of the Company’s leases.
Share-Based Compensation
The Company records compensation expense for all share-based payment awards made to employees and directors at estimated fair value. The Company also uses the simplified method in developing an estimate of the expected term of certain stock options. For further discussion of share-based compensation, see Note 15, Share-Based Compensation.
Investments
For those investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. At December 31, 2023, and 2022, the Company held no equity method investments. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities. An investment is classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and, depending upon the classification, is carried at fair value based upon quoted market prices or historical cost when quoted market prices are unavailable.
The Company has invested in minority equity investments in privately held companies and monitors these investments for impairment and makes appropriate reductions to the carrying value when events and circumstances indicate that the carrying value of the investments may not be recoverable. In determining whether a decline in fair value exists, the Company considers various factors, including market price (when available), investment ratings, the financial condition and near-term prospects of the investee, the length of time and the extent to which the fair value has been less than the Company’s cost basis, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company also provides certain quantitative and qualitative disclosures for those investments that are impaired at the balance sheet date and for those investments for which an impairment has not been recognized. In 2023, the Company performed a valuation of its minority equity and investments and recorded an impairment loss of $1.5 million in December 2023 to write down the value of two of its three investments to a fair value of $1.5 million based on internally developed methodologies that result in management’s best estimate of this fair value (Refer to Note 19, Fair Value of Financial Instruments, for additional information on the Company’s investments valued under the measurement alternative). The Company's remaining investment continues to be carried at its original cost of $1.5 million in Other assets, net of accumulated amortization on the Company's balance sheet.
Advertising and Promotion Costs

Costs of media advertising and associated production costs are expensed when incurred. For the years ended December 31, 2023 and 2022, the costs incurred were $1.6 million and $3.3 million, respectively.
Insurance and Self-Insurance Liabilities
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
Accrued Litigation
The Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party and records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with corporate and external legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company’s estimates. The Company expenses legal costs as incurred in professional fees. See Note 21, Contingencies and Commitments.
Software Costs
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
Recent Accounting Pronouncements
In November 2023, the FASB issued Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of the title and position of the Chief Operating Decision Maker ("CODM"), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard, including timing of adoption.
In December 2023, the FASB issued Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. The Company is currently evaluating the impact of this standard, including timing of adoption.

3.     ACQUISITIONS AND DISPOSITIONS
The Company records acquisitions under the acquisition method of accounting and allocates the purchase price to the acquired assets and liabilities based upon their respective fair values as determined as of the acquisition date. Merger and acquisition costs are excluded from the purchase price as these costs are expensed for book purposes and amortized for tax purposes.

2024 Dispositions
During the first quarter of 2024, the Company completed the sales of land, building and equipment located in Boston, Massachusetts for aggregate proceeds of $14.4 million. The Company recognized net gains on the sales, net of commissions and other expenses, of $12.9 million.

2023 Dispositions
During the first quarter of 2023, the Company completed the sale of tower assets for $16.9 million. The Company recognized a gain on the sale, net of commissions and other expenses, of $14.4 million.
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
During the fourth quarter of 2023, the Company completed the sale of tower assets for $10.1 million. The Company recognized a gain on the sale, net of commission and other expenses of $9.1 million.
These 2023 gains were offset by losses of $6.6 million resulting from the disposal of assets no longer used in production of revenue.

2022 Dispositions
During the first quarter of 2022, the Company closed on an agreement to sell a perpetual easement in San Francisco, California and recognized a gain of approximately $2.5 million.
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
During the third quarter of 2022, the Company entered into an agreement to dispose of land, equipment and an FCC license in Las Vegas, Nevada. Total proceeds from the sale of the land and equipment was $39.1 million and resulted in a gain of approximately $35.3 million.
During 2022, the Company also recognized net gains of approximately $0.6 million on sales of other assets no longer used in production of revenue.

2022 Beasley Exchange
During the fourth quarter of 2022, the Company completed a transaction with Beasley Media Group Licenses, LLC and Beasley Media Group, LLC. ("Beasley") in which the Company exchanged its Station KXTE located in Pahrump, Nevada for Beasley's Station KDWN. Beasley began programming the respective stations under local marketing agreements ("LMAs") on November 14, 2022. During the period of the LMAs, the Company's consolidated financial statements excluded net revenues and station operating expenses associated with KXTE (the "divested station") and included net revenues and station operating expenses associated with KDWN (the "acquired station").

Upon completion of the Beasley Vegas Exchange, the Company: (i) removed from its consolidated balance sheet the assets of the divested station; (ii) recorded the assets of the acquired station at fair value; and (iii) recognized a loss on the exchange of approximately $1.3 million.
The allocations presented in the table below are based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. The following table reflects the final allocation of the purchase price to the assets acquired.

Final Value
(amounts in thousands)
Assets
Net property and equipment	$535
Total tangible property assets	535
Radio broadcasting licenses	2,002
Total intangible assets	2,002
Total assets	$2,537
Merger and Acquisition Costs
Merger and acquisition costs are expensed and are included within Other expenses in the statement of operations. The Company records merger and acquisition costs whether or not an acquisition occurs. Merger and acquisition costs incurred consist primarily of legal, professional and advisory services related to the acquisition activities described above.

4.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Year Ended December 31
	2023	2022
	(amounts in thousands)
Workforce reduction	$3,124	$6,058
Costs to exit duplicative contracts	11,474	1,450
Other restructuring costs	377	2,500
Total restructuring charges	$14,975	$10,008
Restructuring Plans
During the first quarter of 2023, the Company initiated a restructuring plan (the "2023 Plan") to help mitigate the adverse impact that the current macroeconomic conditions are having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the current macroeconomic conditions, as such this is an ongoing restructuring program. The 2023 Plan primarily included workforce reduction charges that consists of one-time termination benefits and the related costs to mitigate the adverse impacts of the current macroeconomic conditions, which includes exiting duplicative and loss-making contracts.
During the third quarter of 2022, the Company initiated a restructuring plan (the "2022 Plan") to help mitigate the adverse impact that the current macroeconomic conditions are having on financial results and business operations. In connection with the sale of a radio station and the consolidation of studio facilities in a few markets, the Company abandoned certain leases. The Company computed the present value of the remaining lease payments of the lease and recorded lease abandonment costs. These lease abandonment costs include future lease liabilities offset by estimated sublease income. Due to the timing of the lease expirations, the Company assumed there was minimal sublease income.

The table below sets forth the estimated amount of unpaid restructuring charges as of December 31, 2023 included in accrued expenses that are expected to be paid in less than one year.

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Restructuring charges, beginning balance	$2,750	$2,623
Additions	14,975	10,008
Payments	(16,906)	(9,881)
Restructuring charges unpaid and outstanding	819	2,750
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$819	$2,750
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
Through its podcast studio, the Company embeds advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
Through its podcast studio, Pineapple Street Media LLC, the Company creates podcasts, for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
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
Contract Balances
Refer to the table below for information about receivables, contract assets (unbilled receivables) and contract liabilities (unearned revenue) from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.6 million and $0.8 million as of December 31, 2023, and December 31, 2022, respectively.

	As of December 31,
Description	2023	2022
	(amounts in thousands)
Receivables, included in “Accounts receivable net of allowance for doubtful accounts”	$256,466	$260,509
Unearned revenue - current	10,990	13,687
Unearned revenue - noncurrent	1,257	403
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
Significant changes in the contract liabilities balances during the period are as follows:

Unearned Revenue	Year Ended December 31, 2023
(amounts in thousands)
Beginning balance on January 1, 2023	$14,090
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(12,950)
Additions, net of revenue recognized during period	11,107
Ending balance	$12,247
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31.
Revenue by Source	2023	2022
	(amounts in thousands)
Spot revenues	$714,332	$798,006
Digital revenues	260,476	259,135
Network revenues	85,471	89,897
Sponsorships and event revenues	60,904	60,074
Other revenues	47,756	46,552
Net revenues	$1,168,939	$1,253,664
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
The Company’s performance obligations are primarily satisfied at a point in time and revenue is recognized when an advertisement is aired and the customer has received the benefits of advertising. In some instances, the Company will enter into contracts when performance obligations are satisfied over a period of time. In these instances, inputs are expended evenly throughout the performance period and the Company recognizes revenue on a straight-line basis over the life of the contract. Contract lives are typically less than 12 months.

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
The accounts receivable balances, and the allowance for doubtful accounts and sales reserves, are presented in the following table:

	As of December 31,
Net Accounts Receivable	2023	2022
	(amounts in thousands)
Accounts receivable	$264,933	$270,781
Allowance for doubtful accounts and sales reserves	(6,845)	(9,424)
Accounts receivable, net of allowance for doubtful accounts and sales reserves	$258,088	$261,357

The following table presents the changes in the allowance for doubtful accounts:

Changes in Allowance for Doubtful Accounts
Year Ended	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2023	$6,302	$2,376	$(3,806)	$4,872
December 31, 2022	$9,949	$506	$(4,153)	$6,302
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
The following table presents the changes in the sales reserves:

Changes in Allowance for Sales Reserves
Year Ended	Balance At Beginning Of Year	Additions Charged To Revenues	Deductions From Reserves	Balance At End Of Year
	(amounts in thousands)
December 31, 2023	$3,122	$4,500	$(5,649)	$1,973
December 31, 2022	$5,135	$4,324	$(6,337)	$3,122

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
Lease Expense
The table below provides the components of lease expense included within the consolidated statements of operations:

	Year Ended December 31,
Lease Cost	2023	2022
	(amounts in thousands)
Operating lease cost	$49,872	$50,379
Variable lease cost	13,467	11,101
Short-term lease cost	—	—
Non-cash impairment of ROU Assets and other costs related to impairment of leases	14,111	3,328
Total lease cost	$77,450	$64,808
Supplemental Lease Information
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
Description	2023	2022
	(amounts in thousands)
Cash paid for amounts included in measurement of lease liabilities	$54,614	$54,487
Lease liabilities arising from obtaining right-of-use assets	$51,281	$33,185
Supplemental balance sheet information related to leases is as follows:

	As of December 31,
Description	2023	2022
	(amounts in thousands)
Operating Leases
Operating leases right-of-use assets	$202,010	$211,022
Operating lease liabilities (current)	37,631	40,815
Operating lease liabilities (noncurrent)	201,802	196,654
Total operating lease liabilities	$239,433	$237,469

	As of December 31
	2023	2022
Operating Leases
Weighted average remaining lease term	6.56 years	7 years
Weighed average discount rate	5.11%	4.7%
Maturities
The aggregate maturities of the Company’s lease liabilities as of December 31, 2023, are as follows:

Operating Lease Maturities
(amounts in thousands)
For the years ending December 31:
2024	$53,118
2025	49,808
2026	44,182
2027	37,828
2028	29,029
Thereafter	70,252
Total lease payments	284,217
Less: imputed interest	(44,784)
Total	$239,433

8.    INTANGIBLE ASSETS AND GOODWILL
(A) Indefinite-Lived Intangibles
Goodwill and certain intangible assets are not amortized for book purposes. They may be, however, amortized for tax purposes. The Company accounts for its acquired broadcasting licenses as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value is less than the carrying value of the reporting unit or the intangible asset, then a charge is recorded to the results of operations.
The Company uses qualitative and quantitative approaches when testing goodwill for impairment. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company performs quantitative goodwill impairment tests for reporting units annually.
The Company may only write down the carrying value of its indefinite-lived intangibles. The Company is not permitted to increase the carrying value if the fair value of these assets subsequently increases.
The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 3, Acquisitions and Dispositions, and Note 20, Assets Held for Sale, for additional information.

	As of December 31,
Broadcasting Licenses Carrying Amount	2023	2022
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$2,089,226	$2,251,546
Disposition of radio stations (see Note 3)	(4,956)	(4,377)
Acquisitions (see Note 3)	—	2,002
Loss on impairment (See Note 12)	(1,289,499)	(159,089)
Assets held for sale (see Note 20)	—	(856)
Ending period balance	$794,771	$2,089,226
The following table presents the changes in goodwill. Refer to Note 3, Acquisitions and Dispositions, for additional information.

	As of December 31,
Goodwill Carrying Amount	2023	2022
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,723
Accumulated loss on impairment as of January 1,	(998,673)	(980,547)
Goodwill beginning balance after cumulative loss on impairment as of January 1,	63,915	82,176
Loss on impairment (see Note 12)	—	(18,126)
Measurement period adjustments to acquired goodwill	—	(135)
Ending period balance	$63,915	$63,915

Goodwill, net of cumulative loss on impairment
Goodwill balance before cumulative loss on impairment as of December 31,	$1,062,588	$1,062,588
Accumulated loss on impairment as of December 31,	(998,673)	(998,673)
Goodwill ending balance as of December 31,	$63,915	$63,915
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

The Company evaluates the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the carrying value of the Company’s broadcasting licenses and goodwill and their respective fair value amounts, including positive mitigating events and circumstances. Based on this qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test. At a minimum, the Company performs quantitative goodwill impairments for reporting units annually.
Methodology - Broadcasting License Impairment Assessments
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
Broadcasting Licenses Impairment Assessment Results
In the second quarter of 2023, the Company determined that there was a need for an impairment assessment based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price. As a result of this second quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $124.8 million ($91.5 million, net of tax) in the second quarter of 2023.
During the third quarter of 2023, the Company determined that there was a need for an impairment assessment based on the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in market data used to derive the forecasts of future performance. As a result of this third quarter assessment, the Company concluded that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $265.8 million ($194.9 million, net of tax) in the third quarter of 2023.
During the fourth quarter of 2023, the Company determined that continued deterioration in its financial performance, the finalization of its enterprise-wide forecast in anticipation of an imminent bankruptcy filing, near final negotiation with its lenders, and deterioration in radio and broadcast market valuations indicated that incremental risk existed related to its ability to meet its forecasts supporting its broadcast license assets. This risk was reflected primarily in reductions in its long-term growth rate and a further increase in the company specific risk included in the weighted average cost of capital. The Company performed an annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain markets and, accordingly, recorded an impairment loss of $898.9 million ($659.2 million, net of tax) in fourth quarter of 2023.
In 2022, the Company evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for its FCC broadcasting licenses, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted, and completed an interim impairment assessment for its broadcasting licenses at the market level. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million ($116.7 million, net of tax) in the third quarter of 2022.
During the fourth quarter of 2022, the Company completed its annual impairment test for broadcasting licenses and determined that the fair value of its broadcasting licenses was greater than the amount reflected in the balance sheet for each of the Company’s markets and, accordingly, no impairment was recorded.

Estimates and Assumptions – Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessments of each year.

Estimates and Assumptions
	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022	Third Quarter 2022
Discount rate	15.00%	10.00%	9.50%	9.50%	9.50%
Operating profit margin ranges for average stations in markets where the Company operates	15% to 31%	18% to 32%	18% to 32%	18% to 33%	20% to 33%
Forecasted growth rate (including long-term growth rate) range of the Company's markets	(2.5)% to 0%	(2.0)% to 0%	0% to 1%	0.0% to 0.6%	0.0% to 0.6%

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
Methodology - Goodwill Impairment Assessments
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
Goodwill Impairment Assessment Results
During the second quarter and third quarters of 2023, the Company evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was warranted. The Company completed interim impairment assessments for its goodwill at the podcast reporting unit for the second quarter and third quarter periods. As a result of these interim impairment assessments, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment loss was recorded. During the fourth quarter of 2023, the Company performed its annual goodwill impairment assessment. As a result of this annual impairment assessment, the Company determined that the fair value of its podcast reporting unit was greater than the carrying value, and accordingly, no impairment loss was recorded.
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
Our remaining goodwill as of December 31, 2023 is limited to the goodwill acquired in the 2019 acquisitions of Cadence13 and Pineapple Street and the 2021 acquisition of Podcorn totaling approximately $64.0 million allocated to the podcast reporting unit and the 2021 acquisition of AmperWave which was not significant. At December 1, 2023 our annual impairment date, the podcast reporting unit fair value approximated its carrying value.
Estimates and Assumptions - Goodwill
The following table reflects the estimates and assumptions used in the interim and annual goodwill impairment assessments of each year:

Estimates and Assumptions	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	Fourth Quarter 2022	Third Quarter 2022
Discount rate - podcast reporting unit	16.0%	11.5%	11.5%	11.0%	11.0%
Discount rate - QLGG reporting unit	not applicable	not applicable	not applicable	not applicable	13.0%
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
(B) Definite-Lived Intangibles
The Company has definite-lived intangible assets that consist of advertiser lists and customer relationships, deferred contracts and acquired advertising contracts. These assets are amortized over the period for which the assets are expected to contribute to the Company’s future cash flows and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For 2023 and 2022, the Company reviewed the carrying value and the useful lives of these assets and determined they were appropriate.
The following tables set forth the Company's definite-lived intangibles which are recorded in Software, net and Other assets on the balance sheet: (i) a listing of the assets comprising definite-lived assets; (ii) the amount of amortization expense for definite-lived intangible assets; and (iii) the Company’s estimate of amortization expense for definite-lived intangible assets in future periods.
The table below presents software and other intangible assets carried on the Company's consolidated balance sheet:

	Definite-Lived Intangibles
	As of December 31, 2023			As of December 31, 2022
	Asset	Accumulated Amortization	Net	Asset	Accumulated Amortization	Net	Period Of Amortization
	(amounts in thousands)
Deferred contracts(1)	$1,253	$1,253	$—	$1,362	$1,362	$—	Term of contract
Software costs	218,190	89,062	129,128	200,273	48,444	151,829	3 to 7 years
Advertiser lists and customer relationships (1)	31,674	31,652	22	31,674	30,973	701	3 to 5 years
Other definite-lived assets(1)	26,762	16,278	10,484	26,761	15,095	11,666	Term of contract
Total definite-lived intangibles	$277,879	$138,245	$139,634	$260,070	$95,874	$164,196

(1)Deferred contracts, advertiser list and customer relationships and other definite-lived assets are recorded in Other assets on the balance sheet.

The following table presents the various categories of amortization expense:

	Year Ended December 31,
Amortization Expense	2023	2022
	(amounts in thousands)
Software Costs	$40,639	$24,888
Definite-lived assets	2,004	7,798
Total	$42,643	$32,686
The following table presents the Company’s estimate of amortization expense, for each of the five succeeding years for: (i) software costs; and (ii) definite-lived assets:

Future Amortization Expense	Definite-Lived Assets
Years ending December 31,
2024	$55,584
2025	44,552
2026	21,880
2027	7,015
2028	4,402
Thereafter	6,201
Total	$139,634

9.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

	As of December 31,
Other Current Liabilities	2023	2022
	(amounts in thousands)
Accrued interest payable	$76,680	$14,933
Accrued compensation	22,918	25,730
Unearned revenue	10,990	13,687
Advertiser obligations	5,601	6,465
Other(1)	14,842	19,734
Total other current liabilities	$131,031	$80,549
(1)Other current liabilities primarily consist of accrued benefits, accounts receivable credits, accrued sports rights and non-income-tax liabilities.

10.    LONG-TERM DEBT
Long-term debt was comprised of the following as of December 31, 2023:

	As of December 31,
Long-Term Debt (1)	2023	2022
	(amounts in thousands)
Old Credit Facility
Old Revolver, matures August 19, 2024	$220,126	$180,000
Old Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	836	1,116
	853,377	813,531
Old 2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	2,477	3,220
	462,477	463,220
Old 2029 Notes
6.750% notes, due March 31, 2029	540,000	540,000
	540,000	540,000

Old Accounts receivable facility, matures July 15, 2024	75,000	75,000

Other debt	—	23
Total debt before deferred financing costs	1,930,854	1,891,774
Deferred financing costs (excludes the revolving credit)	(6,831)	(11,412)
Total long-term debt, net	1,924,023	1,880,362
Current portion of long-term debt	(1,924,023)	—
Total long-term debt, net of current portion	$—	$1,880,362

Outstanding standby letters of credit	$—	$5,909
(1) As of December 31, 2023, the Company had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases on January 7, 2024 constituted an event of default with respect to the Company's existing debt obligations other than its old accounts receivable facility, which accounted for $75.0 million of the Company's consolidated debt. As a result of the filing of the Chapter 11 Cases, all of such debt of the Debtors (which excludes the accounts receivable facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other prepetition obligations of the Debtors are subject to settlement under the Plan which was confirmed by the Bankruptcy Court on February 20, 2024. Prior to the filing of the Chapter 11 Cases, the Company elected to utilize certain grace periods (described in detail below) for certain interest payments under its debt agreements and obtained extensions of certain grace periods and amendments to certain requirements under those agreements as further described below.
Refer to Note 1, Basis of Presentation—Going Concern, Note 22, Subsequent Events, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part II, Item 7, and “Risk Factors” in Part II, Item 1A, for additional information.
(A) Prepetition Debt (Historical)
The Old Credit Facility
As of December 31, 2023, the Company’s old credit facility, as amended (the “Old Credit Facility”), was comprised of a $227.3 million revolver with an original stated maturity date of August 19, 2024 (the “Old Revolver”), and a $632.4 million term loan with a stated maturity date of November 17, 2024 (the “Old Term B-2 Loan”).

In addition, we had no letters of credit outstanding under the Old Credit Facility. As of December 31, 2023, total liquidity was $69.7 million, which was comprised of our cash, cash equivalents and restricted cash of $73.0 million less restricted cash of $3.3 million, as there were no amounts available under the Old Revolver.
The Old Credit Facility had usual and customary covenants including, but not limited to, a net first-lien leverage ratio, restricted payments and the incurrence of additional debt. Specifically, the Old Credit Facility required the Company to comply a maximum Consolidated Net First-Lien Leverage Ratio (as defined in the Old Credit Facility) that could not exceed 4.0 times. Such financial covenant is not in force during pendency of the Chapter 11 Cases.
As of December 31, 2023, the Company was in compliance with the financial covenants and all other terms of the Old Credit Facility in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between October 30, 2023 and December 8, 2023, prior to the Company’s filing of the Chapter 11 Cases.
The Old 2027 Notes
In 2019, the Company and its finance subsidiary, Audacy Capital Corp. ("Audacy Capital Corp."), issued $425.0 million in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the "Old 2027 Notes").
In 2021, the Company and Audacy Capital Corp., issued an additional $45.0 million of 2027 Notes. All of the additional 2027 Notes are treated as a single series with the Old 2027 Notes and have substantially the same terms as the Old 2027 Notes. During 2022, the Company repurchased $10.0 million of the Old 2027 Notes through open market purchases. This repurchase activity generated a gain on retirement of the Old 2027 Notes in the amount of $0.6 million. As of any reporting period, the unamortized premium on the Old 2027 Notes is reflected on the balance sheet as an addition to the Old 2027 Notes.
Interest on the Old 2027 Notes accrued at the rate of 6.500% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year. The Old 2027 Notes are fully and unconditionally guaranteed on a senior secured second-lien basis by most of the direct and indirect subsidiaries of Audacy Capital Corp. The Old 2027 Notes and the related guarantees are secured on a second-lien priority basis by liens on substantially all of the assets of Audacy Capital Corp. and the guarantors.
As of December 31, 2023, the Company was in compliance with the financial covenants and all other terms of the Old 2027 Notes in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between November 1, 2023 and December 8, 2023, prior to the Company’s filing of the Chapter 11 Cases.
The Old 2029 Notes
During 2021, the Company and Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "Old 2029 Notes"). Interest on the Old 2029 Notes accrued at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of December 31, 2023, the Company was in compliance with the financial covenants and all other terms of the Old 2029 Notes in all material respects due to the utilization of interest payment grace periods, and amendments and waivers obtained from lenders between October 2, 2023 and December 8, 2023, prior to the Company’s filing of the Chapter 11 Cases.
Accounts Receivable Facility

On July 15, 2021, the Company and certain of its subsidiaries, including Audacy Receivables, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“Audacy Receivables”) entered into the $75.0 million Old Receivables Facility to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding debt under the Old Credit Facility. Audacy Receivables is considered an SPV as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
Pursuant to a purchase and sale agreement, certain of the Company's wholly-owned subsidiaries sold their accounts receivable, together with customary related security and interests in the proceeds thereof, to Audacy NY. Pursuant to a sale and contribution agreement, Audacy NY sold and contributed its accounts receivable, including those it had acquired from other Audacy subsidiaries, together with customary related security and interests in the proceeds thereof, to Audacy Receivables. Pursuant to a receivables purchase agreement, Audacy Receivables sold such accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
Yield is payable to the investors under the receivables purchase agreement at a variable rate based on commercial paper rates or the Secured Overnight Financing Rate ("SOFR") or commercial paper rates plus a margin. Collections on the accounts receivable: (A) were then used to either: (i) satisfy the obligations of Audacy Receivables under the Old Receivables Facility; or (ii) purchase additional accounts receivable from the Originators; or (B) make a distribution to Audacy NY, the sole member of Audacy Receivables. Audacy Operations acted as the servicer under the Old Receivables Facility.
The Old Receivables Facility contained representations, warranties and covenants that are customary for bankruptcy-remote securitization transactions, including covenants requiring Audacy Receivables to be treated at all times as an entity separate from the Originators, Audacy Operations, the Company or any of its other affiliates and that transactions entered into between Audacy Receivables and any of its affiliates shall be on arm’s-length terms. The receivables purchase agreement also contained customary default and termination provisions which provided for acceleration of amounts owed under the receivables purchase agreement upon the occurrence of certain specified events with respect to Audacy Receivables, Audacy Operations, the Originators, or the Company, including, but not limited to: (i) Audacy Receivables’ failure to pay yield and other amounts due; (ii) certain insolvency events; (iii) certain judgments entered against the parties; (iv) certain liens filed with respect to assets; and (v) breach of certain financial covenants and ratios.
The Company agreed to guarantee the performance obligations of Audacy Operations and the Originators under the Old Receivables Facility documents. None of the Company, Audacy Operations or the Originators agreed to guarantee any obligations of Audacy Receivables or the collection of any of the receivables or to be responsible for any obligations to the extent the failure to perform such obligations by Audacy Operations or any Originator results from receivables being uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness or other financial inability to pay of the related obligor. In general, the proceeds from the sale of the accounts receivable were used by the SPV to pay the purchase price for accounts receivables it acquired from Audacy NY and could then be used to fund capital expenditures, repay borrowings on the Old Credit Facility, satisfy maturing debt obligations, as well as fund working capital needs and other approved uses.
Although the SPV is a wholly-owned consolidated subsidiary of Audacy NY, the SPV is legally separate from Audacy NY. The assets of the SPV (including the accounts receivables) are not available to creditors of Audacy NY, Audacy Operations or the Company, and the accounts receivables are not legal assets of Audacy NY, Audacy Operations or the Company. The Old Receivables Facility was accounted for as a secured financing. The pledged receivables and the corresponding debt were included in Accounts receivable and Long-term debt, net of current, respectively, on the Company's consolidated balance sheets.
The Old Receivables Facility had usual and customary covenants including, but not limited to, a Consolidated First-Lien Leverage Ratio (as defined in the Old Receivables Facility) that could not exceed 4.0 times, a minimum tangible net worth (as defined within the Old Receivables Facility) of at least $300.0 million and a requirement to maintain liquidity of $25.0 million.
The Old Receivables Facility was set to expire on July 15, 2024. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current, respectively, on the Company’s consolidated balance sheet. At December 31, 2023, the Company had outstanding borrowings of $75.0 million under the Old Receivables Facility.
As of December 31, 2023, the Company was in compliance with the Old Receivables Facility and related financial covenants in all material respects due to the utilization of cross-default and other amendments and waivers obtained from the counterparties to the Old Receivables Facility between November 3, 2023 and December 8, 2023, prior to the Company’s filing of the Chapter 11 Cases.

(B) Postpetition Debt (Pendency of Chapter 11 Cases)

Debtors-in-Possession Facility
On January 9, 2024, Audacy Capital Corp. and certain of its subsidiaries entered into a debtor-in-possession facility (the “DIP Facility”) pursuant to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “TL DIP Lenders”). The entry into the DIP Credit Agreement was approved by an order of the Bankruptcy Court.
Principal Amount. The DIP Credit Agreement provides for a $32.0 million term loan facility, to be used for general corporate purposes, maintenance of minimum operational liquidity, payment of administrative expenses and other operating expenses while in bankruptcy.
Interest and Fees. The DIP Facility accumulates interest at a rate of one-month term SOFR plus an applicable margin of 6.00%, subject to an Alternative Reference Rates Committee (“ARRC”) credit spread adjustment of 0.11448%. Additional fees and expenses under the DIP Facility include (i) a 3.00% backstop premium, (ii) a 2.00% upfront commitment fee and (iii) a 15.00% redemption premium payable in certain circumstances as outlined in the DIP Credit Agreement. Borrowings under the

DIP Facility are senior secured obligations of the Debtors, secured by priming first-priority liens on the Collateral (as defined in the DIP Credit Agreement).
Covenants. The DIP Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Loan Parties (as defined in the DIP Credit Agreement) with a budget, variance testing and reporting requirements, among others.
Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 60 days following the Petition Date (with a 180-day extension option if a Confirmation Order has been entered by the Bankruptcy Court by that time and regulatory approval is pending), (ii) the effective date of the Plan, (iii) 45 days after the Petition Date if no final debtor-in-possession order (“DIP Order”) has been entered, and (iv) the time determined by an acceleration as a result of an event of default.
The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain debt, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the DIP Order.
As of January 31, 2024, the Company has borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, the Company expects to convert certain outstanding amounts owing under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the Exit Credit Facility (as defined below) in accordance with the terms of the Plan. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt” in this Part II, Item 7.

New Receivables Facility
On January 9, 2024, the Company amended the Old Receivables Facility agreements to, among other things, increase the available financing limit from $75.0 million to $100.0 million, extend the facility revolving period termination date from July 15, 2024 to January 9, 2026, and remove the financial covenants for the period of the Chapter 11 Cases (the “New Receivables Facility”). The New Receivables Facility was approved by an order of the Bankruptcy Court. The terms of the New Receivables Facility are substantially similar to the terms of the Old Receivables Facility, subject to certain amendments relating to the Chapter 11 Cases.
The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will terminate on the effective date of the Plan, unless certain amendments are entered into and other specified exit conditions are satisfied.
The Company continues to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable it to continue its business operations in the ordinary course. As of January 31, 2024, the Company has $75 million of outstanding principal investments under the New Receivables Facility. The Company intends to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt” in Part II, Item 7.

(C) Anticipated Post-Emergence Debt

Exit Facility
The Company expects to enter into a credit facility (the “Exit Credit Facility”) upon emergence from Chapter 11 protection, which will provide for term loans in an aggregate amount of $250.0 million consisting of (i) approximately $25.0 million in first-out exit term loans and (ii) approximately $225.0 million in second-out exit term loans, in each case subject to certain adjustment mechanisms. The first-out exit term loans will be comprised of converted DIP Facility claims, and only first lien lenders that are also lenders under the DIP Credit Agreement will have the option to participate in the first-out exit term loans. Holders of first lien loans will have a portion of their prepetition claims converted into the second-out exit term loans under the Plan. The Exit Credit Facility will allow the Company to obtain a senior-secured revolver facility of up to $50.0 million.
The first-out exit term loans will be secured by a lien on substantially all of the Company’s assets after the Restructuring, will mature four years after the effective date of the Plan and will accrue interest at SOFR plus an applicable margin of 7.00%, subject to standard ARRC credit spread adjustments. The second-out exit term loans will be secured on the same basis as, but will be subordinated in right of payment to, the first-out exit term loans, will mature five years after the effective date of the

Plan and will accrue interest at a SOFR rate plus an applicable margin of 6.00%, subject to standard ARRC credit spread adjustments.

Exit Receivables Facility
Upon emergence from Chapter 11 protection, and subject to the terms and conditions of the Plan, the Company and certain of its subsidiaries will enter into further amendments to the New Receivables Facility (the “Exit Receivables Facility”). The terms of the Exit Receivables Facility will be substantially similar to the terms of the New Receivables Facility, except as follows: certain provisions of the Old Receivables Facility documents that were not in effect under the New Receivables Facility documents during the Chapter 11 Cases will be reintroduced, and certain new financial covenants will be introduced, including a requirement to maintain tangible net worth at a level at least equal to 50% of the tangible net worth as determined after the exit date, and the requirement for the Company to maintain a minimum liquidity of $25.0 million.
(D) Net Interest Expense
The components of net interest expense are as follows:

	Year Ended December 31,
Net Interest Expense	2023	2022
	(amounts in thousands)
Interest expense	$133,105	$103,470
Amortization of deferred financing costs	6,048	5,115
Amortization of original issue discount (premium) of senior notes	(1,021)	(1,024)
Interest income and other investment income	—	(70)
Total net interest expense	$138,132	$107,491
The weighted average interest rate under the Old Credit Facility (before taking into account the fees on the unused portion of the Revolver) was: (i) 8.1% as of December 31, 2023; and (ii) 6.8% as of December 31, 2022.
(E) Interest Rate Transactions
During the quarter ended June 30, 2019, the Company entered into an interest rate collar transaction in the notional amount of $560.0 million to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. In November of 2023, the Company settled this transaction earlier than its original expiration date of June 28, 2024, and as such, recorded a credit to interest expense of $1.5 million. After exiting the position, the Company had no derivative instruments as of December 31, 2023 qualifying for hedge treatment. Refer to Note 11, Derivative and Hedging Activities, for additional information.
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
(F) Aggregate Principal Maturities
The minimum aggregate principal maturities on the Company’s outstanding debt (excluding any impact from required principal payments based upon the Company’s future operating performance) are as follows:

Principal Debt Maturities
	Old Term B-2 Loan	Old Revolver	Old 2027 Notes	Old 2029 Notes	Old Accounts Receivable Facility	Total
(amounts in thousands)
Years ending December 31
2024	$632,415	$220,126	$460,000	$540,000	75,000	$1,927,541
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	—	—	—	—	—
2028	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$632,415	$220,126	$460,000	$540,000	$75,000	$1,927,541
(F) Guarantor and Non-Guarantor Financial Information
As of December 31, 2023, most of the direct and indirect subsidiaries of Audacy Capital Corp. are guarantors of Audacy Capital Corp.’s obligations under the Old Credit Facility, the Old 2027 Notes and the Old 2029 Notes. Under certain covenants, the Company’s subsidiary guarantors are restricted from paying dividends or distributions in excess of amounts defined under the Old 2027 Notes and the Old 2029 Notes, and the subsidiary guarantors are limited in their ability to incur additional indebtedness under certain restricted covenants.
The Company’s borrowing agreements contain restrictions on its ability to pay dividends to its parent under certain facts and circumstances. As of December 31, 2023, these restrictions did not apply.
Under the Credit Facility, Audacy Capital Corp. is permitted to make distributions to Audacy, Inc., which are required to pay Audacy, Inc.’s reasonable overhead costs, including income taxes, and other costs associated with conducting the operations of Audacy Capital Corp. and its subsidiaries.
11.    DERIVATIVE AND HEDGING ACTIVITIES
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

The fair value of these derivatives is determined using observable market based inputs (a Level 2 measurement, as described in Note 19, Fair Value of Financial Instruments) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities).
Hedge Accounting Treatment
As of December 31, 2022, the Company's interest rate hedge transaction consisted of a Collar agreement with a notional amount of $220.0 million which was entered into to manage interest rate risk related to its variable rate debt. Under the Collar transaction, two separate agreements were established with an upper limit, or cap, and a lower limit, or floor, for the Company’s SOFR borrowing rate. This transaction was tied to the one-month SOFR interest rate. During the interim periods of the hedging relationship, the beginning and ending balance of the Company’s variable rate debt was greater than the notional amount of the derivative rate hedging transaction.
In November of 2023, the Company settled this transaction earlier than its original expiration date of June 28, 2024, and as such, recorded a credit to interest expense of $1.5 million. After exiting the position, the Company had no derivative instruments as of December 31, 2023 qualifying for hedge treatment.

The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of December 31, 2023, and December 31, 2022:

	As of December 31,
Accumulated Derivative Gain (loss)	2023	2022
	(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$—	$2,942
The following table presents the accumulated net derivative gain (loss) recorded in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 :

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)		Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Year Ended December 31,
2023	2022	2023	2022
(amounts in thousands)
$(1,475)	$3,231	$(4,515)	$232
Undesignated Derivatives
The Company is subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the equity market risks associated with its non-qualified deferred compensation plan liabilities. The Company paid a floating rate, based on SOFR, on the notional amount of the TRS. The TRS is designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. As of December 31, 2022, the notional investments underling the TRS amounted to $24.1 million. The TRS was settled on a monthly basis, therefore limiting counterparty performance risk. The Company did not designate the TRS as an accounting hedge. Rather, the Company recorded all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities.
In the first quarter of 2023, the Company recorded the net change in the fair value of the TRS in station operating expenses and corporate, general and administrative expenses in the amount of a $0.8 million expense. Of this amount, a $0.3 million expense was recorded in corporate, general and administrative expenses and a $0.5 million expense was recorded in station operating expenses.
The contract term of the TRS expired in April 2023 and was not renewed.

12.     IMPAIRMENT LOSS

The following table presents the various categories of impairment loss:

	Year Ended December 31,
Impairment Loss	2023	2022
	(amounts in thousands)
Broadcasting licenses	$1,289,499	$159,089
Goodwill	—	18,126
ROU Asset and other costs related to impairment of leases	14,111	3,328
Investments	1,505	—
Total impairment loss	$1,305,115	$180,543
Refer to Note 8, Intangible Assets and Goodwill, and Note 19, Fair Value of Financial Instruments, for additional information on impairment losses recognized.
13.    SHAREHOLDERS’ (DEFICIT) EQUITY
Class B Common Stock
Shares of Class B common stock are transferable only to Joseph M. Field, David J. Field, certain of their family members, their estates and trusts for any of their benefit. Upon any other transfer, shares of Class B common stock automatically convert into shares of Class A common stock on a one-for-one basis.
Dividends
The Company's quarterly dividend program has been suspended since 2020. As such, the Company did not pay any dividends during the years ended December 31, 2023 or 2022. Any future dividends will be at the discretion of the Board of Directors based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company's Credit Facility and the Notes.
Under the Old Credit Facility, the Old 2027 Notes and the Old 2029 Notes, the Company may be restricted in the amount available for dividends, share repurchases, investments, and debt repurchases in the future based upon its Consolidated Net First-Lien Leverage Ratio. The amount available can increase over time based upon the Company’s financial performance and used when its Consolidated Net First-Lien Leverage Ratio is less than or equal to the maximum Secured Leverage Ratio permitted at the time. There are certain other limitations that apply to its use.
Dividend Equivalents
The Company’s grants of restricted stock units ("RSUs") include the right, upon vesting, to receive a cash payment equal to the aggregate amount of dividends, if any, that holders would have received on the shares of common stock underlying their RSUs if such RSUs had been vested during the period.
The following table presents the amounts accrued and unpaid on unvested RSUs:

		As of December 31,
Dividend Equivalent Liabilities	Balance Sheet Location	2023	2022
		(amounts in thousands)
Short-term	Other current liabilities	$1	$229
Long-term	Other long-term liabilities	19	1
Total		$20	$230

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

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Shares of stock deemed repurchased	28	23
Amount recorded as financing activity	$129	$1,883
Employee Stock Purchase Plan
On May 10, 2022 the Company approved an amendment and restatement of the Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares available for issuance thereunder.
The Company’s ESPP allows participants to purchase the Company’s stock at a price equal to 85% of the market value of such shares on the purchase date. The maximum number of shares authorized to be issued under the amended ESPP is 66,667. Pursuant to this plan, the Company does not record compensation expense to the employee as income subject to tax on the difference between the market value and the purchase price, as this plan was designed to meet the requirements of Section 423(b) of the Internal Revenue Code (the "Code"). The Company recognizes the 15% discount in the Company’s consolidated statements of operations as non-cash compensation expense. Following the purchase of shares under the ESPP for the first quarter of 2020, the Company temporarily suspended the ESPP. The ESPP resumed on July 1, 2021 and suspended again effective January 1, 2023. The following table presents the amount of shares purchased and non-cash compensation expense recognized in connection with the ESPP:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Number of shares purchased	—	19
Non-cash compensation expense recognized	$—	$64
Share Repurchase Program
On November 2, 2017, the Company’s Board of Directors announced a share repurchase program (the “2017 Share Repurchase Program”) to permit the Company to purchase up to $100.0 million of the Company’s issued and outstanding shares of Class A common stock through open market purchases. Shares repurchased by the Company under the 2017 Share Repurchase Program will be at the discretion of the Company based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Company’s Old Credit Facility, the Old 2027 Notes and the Old 2029 Notes.
During the years ended December 31, 2023 and 2022, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
14.    NET LOSS PER COMMON SHARE
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
The following tables present the computations of basic and diluted net income (loss) per share from continuing operations and discontinued operations:

	Year Ended December 31,
Earnings Per Share	2023	2022
	(amounts in thousands, except share and per share data)
Basic Income (Loss) Per Share
Numerator
Net loss	$(1,136,871)	$(140,671)
Denominator
Basic weighted average shares outstanding	4,706,015	4,621,798
Net loss per share - Basic	$(241.58)	$(30.44)

Diluted Income (Loss) Per Share
Numerator
Net loss	$(1,136,871)	$(140,671)
Denominator
Basic weighted average shares outstanding	4,706,015	4,621,798
Effect of RSUs and options under the treasury stock method(1)	—	—
Diluted weighted average shares outstanding	4,706,015	4,621,798
Net loss per share - Diluted	$(241.58)	$(30.44)
(1) The Company had net losses used to calculate earnings per share for the years ended December 31, 2023 and 2022. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.
Reverse Stock Split

On June 30, 2023, the Company effected a one-for-thirty reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split, every thirty (30) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. In addition, proportional adjustments were made to the number of shares of the Company’s Class A common stock subject to outstanding equity awards, as well as the applicable exercise price, to reflect the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company effected the Reverse Stock Split to seek to regain compliance with the minimum average closing price requirement of Rule 802.01C of the New York Stock Exchange’s Listing Company Manual. Following the Reverse Stock Split, the Class A common stock continued to be traded on the OTC under the symbol “AUDA” on a split-adjusted basis beginning on June 30, 2023.

No fractional shares were issued in connection with the Reverse Stock Split. Instead, any shareholders of Class A or Class B common stock who would have been entitled to receive fractional shares as a result of the Reverse Stock Split received cash payment equal to the product obtained by multiplying (a) the fraction of the share of Class A or Class B common stock which shareholder would have otherwise been entitled to receive by (b) the closing price per share of the Company's Class A common stock on the OTC at the close of business on the date prior to the Effective Time.

Disclosure of Anti-Dilutive Shares

The following table presents those shares excluded as they were anti-dilutive:

	Year Ended December 31,
Anti-dilutive shares	2023	2022
	(amounts in thousands, except per share data)
Dilutive or anti-dilutive for all potentially dilutive equivalent shares	anti-dilutive	anti-dilutive
Excluded shares as anti-dilutive under the treasury stock method:
Options excluded	17	20
Price range of options excluded: from	$106.20	$106.20
Price range of options excluded: to	$419.40	$419.40
RSUs with service conditions	261	123
Excluded RSUs with service and market conditions as market conditions not met	25	25
Excluded shares as anti-dilutive when reporting a net loss	—	29

15.    SHARE-BASED COMPENSATION
Equity Compensation Plan
On May 10, 2022, the Company approved the Audacy 2022 Equity Compensation Plan (the “2022 Equity Compensation Plan”) and terminated the existing Audacy Equity Compensation Plan and the Audacy Acquisition Equity Compensation Plan, subject to the continued vesting of equity awards that were still outstanding under those plans. The 2022 Equity Compensation Plan will continue in effect for a term of ten years unless terminated or amended earlier pursuant to the termination provisions under the 2022 Equity Compensation Plan.
Under the 2022 Equity Compensation Plan, the Company is permitted to grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units and Dividend Equivalents. Subject to any future stock splits and similar events, the maximum aggregate number of shares that may be issued under the Plan (after adjusting the shares for the June 30, 2023 reverse stock split) is equal to 391,667 shares. As of December 31, 2023, the remaining shares available for grant were 150,531 shares.
Accounting for Share-Based Compensation
The measurement and recognition of compensation expense, for all share-based payment awards made to employees and directors, is based on estimated fair values. The fair value is determined at the time of grant: (i) using the Company’s stock price for RSUs; (ii) using the Black Scholes model for options and (iii) and using a Monte Carlo simulation lattice model for RSUs with service and market conditions. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Forfeitures are recognized as they occur.

RSU Activity
The following is a summary of the changes in RSUs under the Plans during the current period:

	Period Ended	Number of Restricted Stock Units(1)	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2023
	(amounts in thousands)
RSUs outstanding as of:	December 31, 2022	208
RSUs awarded	December 31, 2023	200
RSUs released	December 31, 2023	(114)
RSUs forfeited	December 31, 2023	(22)
RSUs outstanding as of:	December 31, 2023	272	$—	1.3 years	$62
RSUs vested and expected to vest as of:	December 31, 2023	254	$—	1.3 years	$58
RSUs exercisable (vested and deferred) as of:	December 31, 2023	—	$—	0.0 years	$—
Weighted average remaining recognition period		2.3 years
Unamortized compensation expense		$3,882
(1) Reverse Stock Split applied

The following table presents additional information on RSU activity:

	Year Ended December 31,
	2023		2022
	Shares	Amount	Shares	Amount
	(amounts in thousands, except per share data)
RSUs issued	200	$1,589	59	$2,742
RSUs forfeited - service based	(22)	(1,201)	(22)	(2,674)
Net RSUs issued and increase (decrease) to paid-in capital	178	$388	37	$68
Weighted average grant date fair value per share	$7.94		$46.20
Fair value of shares vested per share	$84.81		$116.40
RSUs vested and released	114		79

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

The following table presents the changes in outstanding RSUs with market conditions:

	Year Ended December 31,
	2023	2022
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Service And Market Conditions
Beginning of period balance	25	1
Number of RSUs granted	—	25
Number of RSUs forfeited	—	(1)
Number of RSUs vested	—	—
End of period balance	25	25
Weighted average fair value of RSUs granted with market conditions	n/a	$28.80
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
The table sets forth the assumptions used in the Monte Carlo simulations used to determine the fair values of the RSU awards with service and market conditions granted in 2022 (no RSU's with service and market conditions were granted in 2023):

RSU's and Assumptions by Grant Year	2022
Expected Volatility Structure (1)	91%
Risk Free Interest Rate (2)	2.75%
Annual Dividend Payment Per Share (Constant) (3)	—%
(1)Expected Volatility Term Structure - The Company estimated the volatility term structure using the historical volatility of its stock.
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

The following table presents the changes in outstanding RSUs with service and performance conditions for 2023:

	Year Ended December 31,
	2023	2022
	(amounts in thousands, except per share data)
Reconciliation of RSUs with Performance Conditions
Beginning of period balance	6,666	—
Number of RSUs granted	—	6,666
Number of RSUs forfeited	(3,333)	—
Number of RSUs vested	—	—
End of period balance	3,333	6,666
Weighted average fair value of RSUs granted with performance conditions	n/a	$19.50
Option Activity
No options were granted or vested during 2023 of 2022. The following table summarized the changes in outstanding options for 2023.

	Period Ended	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value as of December 31, 2023
	(amounts in thousands, except per share data)
Options outstanding as of:	December 31, 2022	20	$339.90
Options expired	December 31, 2023	(5)	397.20
Options outstanding as of:	December 31, 2023	15	$320.55	1.3 years	$—
Options vested and expected to vest as of:	December 31, 2023	15	$320.55	1.3 years	$—
Options vested and exercisable as of:	December 31, 2023	15	$320.55	1.3 years	$—
Weighted average remaining recognition period		0.0 years
Unamortized compensation expense		$—
The following table summarizes significant ranges of outstanding and exercisable options as of the current period:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number of Options Outstanding December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable December 31, 2023	Weighted Average Exercise Price

From	To
$106.20	$210.30	2,223	5.5	$162.05	2,223	$162.05
$289.80	$419.40	12,957	0.6	$347.75	12,957	$347.75
$106.20	$419.40	15,180	1.3	$320.55	15,180	$320.55
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
Recognized Non-Cash Stock-Based Compensation Expense
The following non-cash stock-based compensation expense, which is related primarily to RSUs, is included in each of the respective line items in the Company’s statement of operations:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Station operating expenses	$1,703	$3,290
Corporate general and administrative expenses	2,684	5,039
Stock-based compensation expense included in operating expenses	4,387	8,329
Income tax benefit (1)	1,437	1,656
After-tax stock-based compensation expense	$2,950	$6,673
(1)Amounts exclude impact from any compensation expense subject to Section 162(m) of the Code, which is nondeductible for income tax purposes.
16.    INCOME TAXES
Effective Tax Rate - Overview
The Company’s effective income tax rate may be impacted by: (i) changes in the level of income in any of the Company’s taxing jurisdictions; (ii) changes in the statutes, rules and tax rates applicable to taxable income in the jurisdictions in which the Company operates; (iii) changes in the expected outcome of income tax audits; (iv) changes in the estimate of expenses that are not deductible for tax purposes; (v) income taxes in certain states where the states’ current taxable income is dependent on factors other than the Company’s consolidated net income; and (vi) adding facilities in states that on average have different income tax rates from states in which the Company currently operates and the resulting effect on previously reported temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities. The Company’s annual effective tax rate may also be materially impacted by tax expense associated with non-amortizable assets such as goodwill and changes in the deferred tax valuation allowance.
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
Expected and Reported Income Taxes (Benefit)
Income tax expense (benefit) from continuing operations computed using the United States federal statutory rates is reconciled to the reported income tax expense (benefit) from continuing operations as follows:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Federal statutory income tax rate	21%	21%
Computed tax expense at federal statutory rates on income before income taxes	$(312,129)	$(37,999)
State income tax expense, net of federal benefit	(77,445)	(6,666)
Goodwill impairment	—	3,807
Valuation allowance current year activity	31,722	—
Tax impact of share-based awards	1,290	832
Restructuring and related costs	3,881	—
Nondeductible expenses and other	3,224	(249)
Income tax benefit	$(349,457)	$(40,275)
Effective Income Tax Rates
The Company recognized an income tax benefit at an effective income tax rate of 23.51% and 22.26% for 2023 and 2022, respectively. These rates were higher than the federal statutory rate of 21% primarily due to the impact of state and local income taxes.
Income Tax Expense
Income tax expense (benefit) for each year is summarized in the table below.

	Year Ended December 31,
Income tax expense	2023	2022
Current:	(amounts in thousands)
Current:
Federal	$—	$(5,746)
State	914	2,622
Total current	914	(3,124)
Deferred:
Federal	(251,426)	(26,018)
State	(98,945)	(11,133)
Total deferred	(350,371)	(37,151)
Total income taxes (benefit)	$(349,457)	$(40,275)

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
The components of deferred tax assets and liabilities as of December 31, 2023 and 2022, are as detailed below.

	As of December 31,
	2023	2022
	(amounts in thousands)
Deferred tax assets:
Federal and state income tax loss carryforwards	$74,734	$71,349
Share-based compensation	2,042	2,983
Investments - impairments	752	350
Lease rental obligations	—	3
Deferred compensation	5,696	6,489
Interest Expense Limitation Carryforward	67,750	34,525
Debt fair value adjustment	884	1,156
Reserves	551	551
Lease liability	63,859	63,335
Employee benefits	1,600	2,151
Provision for doubtful accounts	1,826	2,514
Other non-current	—	—
Total deferred tax assets before valuation allowance	219,694	185,406
Valuation allowance	(60,143)	(20,158)
Total deferred tax assets	$159,551	$165,248
Deferred tax liabilities:
Lease ROU asset	(53,880)	(56,283)
Property, equipment and certain intangibles	(35,579)	(48,159)
Broadcasting licenses and goodwill	(168,043)	(507,176)
Other non-current	(3,986)	(7,008)
Total deferred tax liabilities	$(261,488)	$(618,626)
Total net deferred tax liabilities	$(101,937)	$(453,378)
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
For 2023 and 2022, the Company’s ability to utilize certain net operating loss carryforwards (“NOLs”) are limited under Section 382 of the Code as a result of the Merger. In addition, Audacy Capital Corp. has federal NOLs that are subject to a separate IRC Section 382 annual limitation.
As changes occur in the Company’s assessments regarding its ability to recover its deferred tax assets, the Company’s tax provision is increased in any period in which the Company determines that the recovery is not probable.

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

Year Ended	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Increase (Decrease) Charged (Credited) to Balance Sheet	Purchase Accounting	Balance At End Of Year
	(amounts in thousands)
December 31, 2023	$20,158	$39,985	$—	$—	$60,143
December 31, 2022	21,249	(1,091)	—	—	20,158
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
The Company’s liabilities for uncertain tax positions are reflected in the following table:

	As of December 31,
	2023	2022
	(amounts in thousands)
Liabilities for uncertain tax positions
Interest and penalties	$—	$(297)
Total liabilities for uncertain tax positions	$—	$(297)
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
The following table presents the expense (income) for uncertain tax positions, which amounts were reflected in the consolidated statements of operations as an increase (decrease) to income tax expense:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Expense (income) for uncertain tax positions
Interest and penalties (income)	$—	$(297)
Total income taxes (benefit) from uncertain tax positions	$—	$(297)

The following table presents the gross amount of changes in unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Beginning of year balance	$(5,741)	$(6,204)
Prior year positions
Reductions due to statute lapse	671	463
End of year balance	$(5,070)	$(5,741)
Ending liability balance included above that was reflected as an offset to deferred tax assets	$(5,070)	$(5,741)
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
As of December 31, 2023, there were no significant unrecognized net tax benefits (exclusive of interest and penalties) that over the next 12 months are subject to the expiration of various statutes of limitation. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
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
Income Tax Payments, Refunds and Credits
The following table provides the amount of income tax payments and income tax refunds for the periods indicated:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Federal and state income tax payments (refunds)	$1,728	$(14,554)
Net Operating Loss and Interest Expense Carryforwards
As a result of the Merger with CBS Radio on November 17, 2017, changes in the cumulative ownership percentages triggered a significant limitation in the Company's NOL carryforward utilization.
The Company’s ability to use its federal NOL and credit carryforwards is subject to annual limitations as defined in Section 382 of the Code. Audacy Capital Corp. also had federal NOLs that are subject to a separate IRS Section 382 limitation. As a result, the Company has recorded a valuation allowance against a portion of its federal NOLs as it does not anticipate utilizing all of its NOL carryforwards. In addition, the Company has recorded a valuation allowance against a portion of its interest expense limitation carryforward.
The Company has recorded a valuation allowance for a portion of its state NOLs as the Company does not expect to obtain a benefit in future periods. In addition, utilization in future years of the NOL carryforwards may be subject to limitations due to the changes in ownership provisions under Section 382 of the Code and similar state provisions. The Company will continue to assess the ability of these carryforwards to be realized in subsequent periods.
The table below reflects estimates for net operating losses and interest expense carryforwards as the final 2023 returns will not be filed until late 2024:

	As of December 31, 2023
Net Operating Losses:	(amounts in thousands)	Expiration Periods (in years)
Federal NOL carryforwards	$232,114	2032 to indefinite
State NOL carryforwards	$571,324	2024 to indefinite

Interest Expense Carryforward:
Interest Expense limitation carryforward	$254,021	Indefinite

17.    SUPPLEMENTAL CASH FLOW DISCLOSURES ON NON-CASH ACTIVITIES
The following table provides non-cash disclosures during the periods indicated:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Operating Activities
Barter revenues	$12,390	$11,396
Barter expenses	$12,390	$11,396
Financing Activities
Increase in paid-in capital from the issuance of RSUs	$1,589	$2,742
Decrease in paid-in capital from the forfeiture of RSUs	(1,201)	(2,674)
Net paid-in capital of RSUs issued (forfeited)	$388	$68
Investing Activities
Non cash additions to property and equipment and intangibles	$2,899	$8,757
Net radio station assets given up in a market	$—	$(4,496)
Net radio station assets acquired in a market	$—	$1,959

18.    EMPLOYEE SAVINGS AND BENEFIT PLANS
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

	Years Ended December 31,
Benefit Plan Disclosures	2023	2022
	(amounts in thousands)
Deferred compensation
Beginning of period balance	$24,123	$32,730
Employee compensation deferrals	—	—
Employee compensation payments	(5,524)	(4,462)
Increase (decrease) in plan fair value	2,446	(4,145)
End of period balance	$21,045	$24,123
401(k) Savings Plan
The Company has a savings plan which is intended to be qualified under Section 401(k) of the Code. The plan is a defined contribution plan, available to all eligible employees, and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Company’s discretionary matching contribution is subject to certain conditions. The Company’s contributions for 2023 and 2022 were $6.1 million and $6.8 million, respectively.
19.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments Subject to Fair Value Measurements
The Company has determined the types of financial assets and liabilities subject to fair value measurement are: (i) certain tangible and intangible assets subject to impairment testing as described in Note 8, Intangible Assets and Goodwill; (ii) financial instruments as described in Note 10, Long-Term Debt; (iii) deemed deferred compensation plans as described in Note 18, Employee Savings and Benefit Plans; (iv) lease abandonment liabilities; and (v) interest rate derivative transactions that are outstanding from time to time as described in Note 11, Derivative and Hedging Activities.
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

	Fair Value Measurements at Reporting Date
Description	Balance at December 31, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)	$21,045	$16,923	$—	$—	$4,122
Contingent Consideration (4)	$31	$—	$—	$31	$—

Description	Balance at December 31, 2022	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (2)
	(amounts in thousands)
Assets
Interest rate cash flow hedge (3)	$4,012	$—	$4,012	$—	$—
Liabilities
Deferred compensation plan liabilities (1)	$24,123	$19,944	$—	$—	$4,179
Contingent Consideration (4)	$12	$—	$—	$12	$—
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
(3)The Company’s interest rate collar, which is included in other long-term liabilities at December 31, 2022, is recorded at fair value on a recurring basis. The derivatives are not exchange listed and therefore the fair value is estimated using models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. The models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs are generally observable and do not contain a high level of subjectivity. The Company exited this interest rate collar during the fourth quarter of 2023 and had no derivative financial instrument agreements outstanding as of December 31, 2023.
(4)In connection with the Podcorn Acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario-based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value included the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate. This balance is included in other long-term liabilities.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the second, third and fourth quarters of 2023, the Company conducted interim and annual impairment assessments on its broadcasting licenses. As a result of these impairment assessments, the Company determined the fair values of the broadcasting licenses were less than their respective carrying values. Accordingly, the Company recorded impairment loss in the second, third and fourth quarters of 2023. During the second, third and fourth quarters of 2023, the Company conducted interim and annual impairment assessments on the Goodwill of its podcasting unit. As a result of these impairment assessments, the Company determined the fair value of the goodwill related to its podcast unit was greater than its respective carrying value.

Accordingly, the Company recorded no impairment loss in the second, third and fourth quarters of 2023. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
During the second, third and fourth quarters of 2023, the Company conducted interim and annual impairment assessments on its broadcasting licenses. As a result of these impairment assessments, the Company determined the fair values of the broadcasting licenses were less than their respective carrying values. Accordingly, the Company recorded impairment loss in the second, third and fourth quarters of 2023.
During the third quarter and fourth quarter of 2022, the Company conducted interim and annual impairment assessments on its broadcasting licenses. As a result of the third quarter impairment assessment, the Company determined the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $159.1 million. As a result of the fourth quarter annual impairment test, the Company determined the fair value of its broadcasting licenses was greater than their respective carrying values. Accordingly, no impairment loss was recorded.
During the second, third and fourth quarters of 2022, the Company conducted interim and annual impairment assessments on goodwill related to its podcasting units. As a result of the second and fourth quarter goodwill impairment assessments, the Company determined the fair value of goodwill was greater than the respective carrying value, therefore, no goodwill impairment loss was recorded. During the third quarter of 2022, the Company determined that the fair value of its QLGG reporting unit was less than the amount reflected in the balance sheet and, accordingly, recorded an impairment loss of $18.1 million. As a result of this impairment assessment, the Company no longer has any goodwill attributable to the QLGG reporting unit.
Our remaining goodwill as of December 31, 2023 is limited to the goodwill acquired in the 2019 acquisitions of Cadence13 and Pineapple Street and the 2021 acquisition of Podcorn totaling approximately $64.0 million allocated to the podcast reporting unit and the 2021 acquisition of AmperWave which was not significant. At December 1, 2023 our annual impairment date, the podcast reporting unit fair value approximated its carrying value. Refer to Note 8, Intangible Assets and Goodwill, for additional information.
There were no events or changes in circumstances which indicated the Company’s investments, property and equipment, or other intangible assets may not be recoverable, other than as described below.
The Company performs review of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable.
During the years ended December 31, 2023 and 2022, the Company recorded impairment loss of $14.1 million and $3.3 million related to ROU assets and other costs related to impairment of leases within the impairment loss line item on the consolidated statement of operations. Refer to Note 12, Impairment Loss, for additional information.
During the year ended December 31, 2023 the Company recorded $1.5 million impairment loss related to our investments in privately held companies for which we own a minority interest. No impairment loss related to our investments was recorded in 2022.
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

The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the periods indicated:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Old Term B Loans (1)	$632,415	$309,747	$632,415	$454,548
Old Revolver (2)	$220,126	$220,126	$180,000	$180,000
Old 2029 Notes (3)	$540,000	$10,125	$540,000	$92,138
Old 2027 Notes (3)	$460,000	$8,625	$460,000	$82,513
Accounts receivable facility (4)	$75,000		$75,000
Other debt (4)	$—		$752
Letters of credit (4)	$—		$6,069
The following methods and assumptions were used to estimate the fair value of financial instruments:
(1)The Company’s determination of the fair value of the Old Term B-2 Loan was based on quoted prices for these instruments and is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(2)The fair value of the Old Revolver was considered to approximate the carrying value as the interest payments are based on SOFR rates that reset periodically. The Old Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Old 2029 Notes and Old 2027 Notes to compute the fair value as these Old 2029 Notes and Old 2027 Notes are traded in the debt securities market. The Old 2029 Notes and Old 2027 Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)The Company does not believe it is practicable to estimate the fair value of the accounts receivable facility, other debt or the outstanding standby letters of credit. The company had no letters of credit outstanding as of December 31, 2023.
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
The Company’s investments are included in Other assets, net of accumulated amortization on the Consolidated Balance Sheets at their cost basis, which represents the amount the Company paid to acquire the investments.
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
In 2023, the Company has estimated the fair value of its investments and determined that two of its three investments were impaired based on internally developed methodologies and as such, recorded an impairment loss of $1.5 million to write down the value of these investments to a fair value of $1.5 million. The Company has one remaining investment in a privately held company valued at $1.5 million. This investment continues to be measured under the measurement alternative at its original cost basis and is included in Other assets, net of accumulated amortization on the consolidated balance sheets.

The following table presents the Company’s investments valued under the measurement alternative:

	As of December 31,
Investments Valued Under the Measurement Alternative	2023	2022
	(amounts in thousands)
Investment balance before cumulative impairment as of January 1,	$3,005	$3,005
Accumulated impairment as of January 1,	—	—
Investment beginning balance after cumulative impairment as of January 1,	3,005	3,005
Impairment of investments	(1,505)	—
Ending period balance	$1,500	$3,005

20.    ASSETS HELD FOR SALE
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the Company determined that these assets are comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.
During the second and fourth quarters of 2023, the Company entered into agreements to dispose of land, building and equipment located in Boston, Massachusetts. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale. These assets had a carrying value of approximately $1.5 million as of December 31, 2023. The Company completed the sale of these assets during the first quarter of 2024. Refer to Note 3, Acquisitions and Dispositions — 2024 Dispositions, for additional information on the net gains recorded in connection with these transactions.
During the fourth quarter of 2022, the Company agreed to sell its license and assets of a station in Palm Desert, California and tower assets across six markets. The Company conducted an analysis and determined the assets met the criteria to be classified as held for sale, and in aggregate, these assets had a carrying value of approximately $4.6 million as of December 31, 2022. The Company completed the sales of these assets during 2023. Refer to Note 3, Acquisitions and Dispositions — 2023 Dispositions, for additional information on the net gains recorded in connection with these transactions.
The table below sets forth the major categories of the assets held for sale as of the dates indicated:

	As of December 31,
Assets Held for Sale	2023	2022
	(amounts in thousands)
Net property and equipment	$1,544	$4,618
Radio broadcasting licenses	—	856
Net assets held for sale	$1,544	$5,474
21.    CONTINGENCIES AND COMMITMENTS
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

Broadcast Licenses
The Company could face increased costs in the form of fines and a greater risk that the Company could lose any one or more of its broadcasting licenses if the FCC concludes that programming broadcast by a Company station was obscene, indecent or profane and such conduct warrants license revocation. The FCC’s authority to impose a fine for the broadcast of such material is $495,500 for a single incident, with a maximum fine of up to $4,573,840 or a continuing violation. The Company has determined that, at this time, the amount of potential fines and penalties, if any, cannot be estimated.
The Company has filed, on a timely basis, renewal applications for those radio stations with radio broadcasting licenses that are subject to renewal with the FCC. The Company’s costs to renew its licenses with the FCC are nominal and are expensed as incurred rather than capitalized. From time to time, the renewal of certain licenses may be delayed. The Company continues to operate these radio stations under their existing licenses until the licenses are renewed. The FCC may delay the renewal pending the resolution of open inquiries. The affected stations are, however, authorized to continue operations until the FCC acts upon the renewal applications. Currently, all of the Company’s licenses have been renewed or the Company has timely filed license renewal applications.
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
Effective as of January 1, 2021, the Company entered into a direct license agreement with Global Music Rights, LLC. The Company also maintains direct licenses with ASCAP, BMI, and SESAC for the Company’s non-broadcast, non-interactive, internet-only services, which are separate from the industry-wide licenses made available through the RMLC.
The United States Copyright Royalty Board ("CRB") held virtual hearings in August 2020 to determine royalty rates for the public digital performance of sound recordings on the Internet ("Webcasting") under federal statutory licenses for the 2021-2025 royalty period. On June 13, 2021, the CRB announced that the Webcasting royalty rates for 2021 would be increasing to $0.0026 per performance for subscription services and $0.0021 per performance for non-subscription services, in addition to an increased minimum annual fee of $1,000 per each channel or station. All fees are subject to annual cost-of-living increases throughout the 2021-2025 fee period.
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
The following table provides the Company’s rent expense for the periods indicated:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Rent expense	$62,152	$60,434

The Company also has various commitments under the following types of contracts:

	Future Minimum Annual Commitments
	Rent Under Operating Leases	Sale Leaseback Operating Leases	Programming and Related Contracts	Total
Years ending December 31,	(amounts in thousands)

2024	$50,019	$3,098	$203,464	$256,581
2025	46,482	3,326	176,983	226,791
2026	40,910	3,273	79,466	123,649
2027	34,457	3,371	34,450	72,278
2028	25,557	3,472	32,422	61,451
Thereafter	66,192	4,052	2,200	72,444
	$263,617	$20,592	$528,985	$813,194

22.     SUBSEQUENT EVENTS
Events occurring after December 31, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

Bankruptcy Proceedings

On February 20, 2024, the Bankruptcy Court entered an order confirming the Plan and the Disclosure Statement in connection with the Chapter 11 Cases previously filed by the Company and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) on the Petition Date. The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML). The Plan was supported by the Restructuring Support Agreement with a supermajority of the Consenting Lenders, under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the FCC for the emergence of the Debtors from Chapter 11 protection and their expected ownership.

See "Business—Current Bankruptcy Proceedings” in Part I, Item 1, Risk Factors—Risks Related to the Restructuring" in Part I, Item 1A and "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and Note 1, Basis of Presentation, for additional information about the Plan and the Chapter 11 Cases.

Debtors-in-Possession Facility

On January 9, 2024, Audacy Capital Corp. and certain of the Company’s subsidiaries entered into the $32.0 million DIP Facility pursuant to the DIP Credit Agreement. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Postpetition Debt (Pendency of Chapter 11 Cases)—Debtors-in-Possession Facility” in Part II, Item 7 and Note 10, Long-Term Debt for additional information about the DIP Facility.

New Receivables Facility

On January 9, 2024, the Company amended its Old Receivables Facility to, among other things, increase the available financing limit from $75.0 million to $100.0 million and extend the facility revolving period termination date from July 15, 2024 to January 9, 2026 and remove the financial covenants for the period for the Chapter 11 Cases. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Postpetition Debt (Pendency of Chapter 11 Cases—New Receivables Facility” in Part II, Item 7 and Note 10, Long-Term Debt.

BMI Settlement

On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with Broadcast Music, Inc. (“BMI”) and Otis Parent, Inc. (“Otis”) relating to the Company's ownership of certain shares of BMI common stock and certain license fees owed by the Company to BMI. The Bankruptcy Court approved the Settlement Agreement on February 6, 2024.
As provided in the Settlement Agreement, the Company submitted lost security affidavits to BMI, and BMI reissued new stock certificates to the Company representing certain of the Company's shares in BMI. The Company submitted the reissued stock certificates to BMI’s paying agent in connection with BMI’s sale to and merger with New Mountain Capital, L.L.C., an affiliate of Otis, and received $25.5 million in merger consideration for the shares. The Company will submit additional lost security affidavits to BMI at certain specified dates in respect of certain additional BMI shares owned by the Company and, subject to certain additional conditions in the Agreement, BMI may reissue new stock certificates in respect of such shares, which the Company may submit to BMI’s paying agent for an additional $13.7 million in merger consideration. Pursuant to the Agreement, the Company also paid BMI $0.6 million in settlement of a portion of license fees that BMI claimed as unpaid. A remaining $9.3 million in fees claimed by BMI as unpaid are the subject of settlement discussions between the Company and BMI. This balance includes BMI's invoices for the fourth quarter of 2023 and for January 2024 that were accrued by the Company but were unpaid as of the Petition Date.
Disposition
During the first quarter of 2024, the Company completed the sales of land, building and equipment located in Boston, Massachusetts for aggregate proceeds of $14.4 million. The Company recognized net gains on the sales, net of commissions and other expenses, of $12.9 million.

(b)    Index to Exhibits

Exhibit Number	Description
2.1 #
Debtors' Joint Prepackaged Plan of Reorganization for Audacy, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code, dated February 20, 2024 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K as filed on February 21, 2024).

3.1 #	Amended and Restated Articles of Incorporation of Audacy, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on May 19, 2021).

3.2 #
Articles of Amendment to the Amended and Restated Articles of Incorporation of Audacy, Inc., effective June 30, 2023. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed on June 30, 2023).

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

4.2 #	Form of 6.500% Senior Secured Second-Lien Note due 2027. (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2019).

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

4.5 #
Third Supplemental Indenture, dated as of November 30, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on November 30, 2023).

4.6 #
Fourth Supplemental Indenture, dated as of December 8, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 11, 2023).

4.7 #
Indenture, dated as of March 25, 2021, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021.

4.8 #	Form of 6.750% Senior Secured Second-Lien Notes due 2029. (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021).

4.9 #
First Supplemental Indenture, dated as of October 27, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 30, 2023).

4.10 #
Second Supplemental Indenture, dated as of November 29, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 30, 2023).

4.11 #
Third Supplemental Indenture, dated as of December 8, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors named therein, and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 11, 2023).

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

10.2 #
Amendment No. 5, dated July 20, 2020, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed on November 9, 2020.

10.3 #
Amendment No. 6, dated March 5, 2021, to the Credit Agreement, dated October 17, 2016 (as amended), among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2021).

10.4 #
Amendment No. 8 to Credit Agreement, dated as of November 3, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2023).

10.5 #
Amendment No. 9 to Credit Agreement, dated as of November 13, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2023).

10.6 #
Amendment No. 10 to Credit Agreement, dated as of November 19, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2023).

10.7 #
Amendment No. 11 to Credit Agreement, dated as of November 29, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2023).

10.8 #
Amendment No. 12 to Credit Agreement, dated as of December 8, 2023, by and among Audacy Capital Corp. (formerly Entercom Media Corp.), the guarantors party thereto and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 11, 2023).

10.9 #
Employment Agreement, dated December 14, 2021, between Audacy, Inc. and David J. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021).

10.10 #
First Amendment to Amended and Restated Employment Agreement, effective as of January 5, 2024, between Audacy, Inc. and David J. Field. (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 8, 2024).

10.11 #
Employment Agreement dated April 12, 2021 between Audacy, Inc. and Richard Schmaeling. (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021).

10.12 #
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy, Inc. and Richard Schmaeling. (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on January 8, 2024).

10.13 #
Employment Agreement dated May 5, 2020, between Audacy, Inc. (formerly Entercom Communications Corp.) and Susan R. Larkin. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021).

10.14 #
Employment Agreement dated December 14, 2021 between Audacy, Inc. and Susan R. Larkin. (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022).

10.15 #
Employment Agreement dated May 24, 2023 between Audacy Services, LLC and Susan Larkin. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed on August 7, 2023).

10.16 #
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and Susan Larkin. (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on January 8, 2024).

10.17 #
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

10.19 #
Second Amendment to Amended and Restated Employment Agreement, effective as of October 12, 2023, between Audacy Services, LLC and Andrew Sutor. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 13, 2023).

10.20 #
Third Amendment to Amended and Restated Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and Andrew Sutor. (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on January 8, 2024).

10.21 #
Employment Agreement dated January 9, 2023 between Audacy, Inc. (formerly Entercom Communications Corp.) and J.D. Crowley. (Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023).

10.22 #
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and J.D. Crowley. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on January 8, 2024).

10.23 #
Employment Agreement, July 1, 2007, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2007, filed on August 5, 2007).

10.24 #
First Amendment to Employment Agreement, December 15, 2008, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009).

10.25 #
Second Amendment to Employment Agreement, May 10, 2017, between Audacy, Inc. (formerly Entercom Communications Corp.) and Joseph M. Field. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 4, 2017).

10.26 #	Audacy 2022 Equity Compensation Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 10, 2022).

10.27 #	Audacy Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 10, 2022).

10.28 #	Audacy, Inc. Non-employee Director Compensation Policy, as amended. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 8, 2024).

10.29 #	Form of Retention Letter Agreement. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2023).

10.30 #	Form of January 2024 Retention Letter Agreement. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 8, 2024).

10.31 #
Amended and Restated Receivables Purchase Agreement, dated as of January 9, 2024, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2024).

10.32 #
Amended and Restated Purchase and Sale Agreement, dated as of January 9, 2024, among Audacy Operations, Inc., the originators party thereto and Audacy New York, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 10, 2024).

10.33 #
Amended and Restated Sale and Contribution Agreement, dated as of January 9, 2024, among Audacy Operations, Inc., Audacy New York, LLC and Audacy Receivables, LLC. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 10, 2024).

10.34 #
Amended and Restated Performance Guaranty, dated as of January 9, 2024, between Audacy, Inc. and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 10, 2024).

10.35 #
Tax Matters Agreement by and between CBS Corporation and Audacy, Inc. (formerly Entercom Communications Corp.), dated as of November 16, 2017. (Incorporated by reference to exhibit 2.10 to our Current Report on Form 8-K filed on November 17, 2017.

10.36 #
Restructuring Support Agreement, dated as of January 4, 2024, by and among Audacy, Inc. and its subsidiaries listed therein and the Consenting First Lien Lenders named therein and the Consenting Second Lien Lenders named therein. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 8, 2024).

10.37 #
Debtor-in-Possession Credit Agreement, by and among Audacy, Inc. and its subsidiaries listed therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 8, 2024).

21.1 *	Information Regarding Subsidiaries of Audacy, Inc. Filed herewith.

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith

32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

97.1 *	Audacy, Inc. Incentive Compensation Repayment Policy as Amended and Restated

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________________
*    Filed herewith
#    Incorporated by reference.
** Furnished herewith. Exhibit is "accompanying" this report and shall not be deemed to be "filed" herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on March 22, 2024.

AUDACY, INC.

By:	/s/ David J. Field
David J. Field, Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

Principal Executive Officer:

/s/ David J. Field	Chairman, Chief Executive Officer	March 22, 2024
David J. Field	and President

Principal Financial Officer:

/s/ Richard J Schmaeling	Executive Vice President and	March 22, 2024
Richard J. Schmaeling	Chief Financial Officer

Principal Accounting Officer:

/s/ Elizabeth Bramowski	Chief Accounting Officer and	March 22, 2024
Elizabeth Bramowski	Controller

Directors:

/s/ David J. Field	Director, Chairman of the Board	March 22, 2024
David J. Field

/s/ Joseph M. Field	Chairman Emeritus	March 22, 2024
Joseph M. Field

/s/ David J. Berkman	Director	March 22, 2024
David J. Berkman

/s/ Sean R. Creamer	Director	March 22, 2024
Sean R. Creamer

/s/ Joel Hollander	Director	March 22, 2024
Joel Hollander

/s/ Louise Kramer	Director	March 22, 2024
Louise C. Kramer

/s/ Mark R. LaNeve	Director	March 22, 2024
Mark R. LaNeve

/s/ Roger Meltzer	Director	March 22, 2024
Roger Meltzer

/s/ Susan K. Neely	Director	March 22, 2024
Susan K. Neely