Form 10-K/A
period 2023-12-31
AUDACY, INC.
filed 2024-04-29
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Class A common stock, $0.01 par value 4,859,759 shares outstanding as of March 31, 2024.
Class B common stock, $0.01 par value 134,839 shares outstanding as March 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Audacy Inc. (the “Company” or “Audacy”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required to be filed in Part III of Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meanings ascribed to them in the Original Form 10-K.
Current Bankruptcy Proceedings
As previously reported, on February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code previously filed by the Company and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) on January 7, 2024. The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML).
The Plan was supported by a Restructuring Support Agreement with a supermajority of the Debtors' first lien and second lien debtholders (the “Consenting Lenders”), under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. The Plan’s effectiveness is subject to certain conditions, including the receipt of approval from the Federal Communications Commission for the emergence of the Debtors from Chapter 11 protection. The Company currently anticipates the Plan will become effective and it will emerge from Chapter 11 by the end of the third quarter of 2024.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Detailed information about each of the members of the Board of Directors is provided below.
David J. Field – Director, Chairman, President & Chief Executive Officer. David J. Field (age 62) has served as our Chairman since 2017, our Chief Executive Officer since 2002, our President since 1998, and one of our Directors since 1995. Mr. Field is our Principal Executive Officer. He also served as our Chief Operating Officer from 1996 to 2002 and Chief Financial Officer from 1992 to 1998. Mr. Field served as Chairman of the Radio Board of the National Association of Broadcasters from 2005 to 2007. Mr. Field also currently serves on the boards of directors of the National Association of Broadcasters and The Wilderness Society. He has a B.A. from Amherst College and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Field was named the 2006 and 2017 Radio Executive of the Year by Radio Ink Magazine, and a “Giant in Broadcasting” in 2017 by the International Radio & Television Society. In 2017, Mr. Field received the National Association of Broadcasters’ National Radio Award. He is a three-time recipient of Institutional Investor Magazine’s “Best CEOs in America.” Mr. Field is the son of Joseph M. Field.
Joseph M. Field – Chairman Emeritus & Director. Joseph M. Field (age 92) founded the Company in 1968, served as President, Chief Executive Officer and Chairman from formation until 1998, as Chief Executive Officer and Chairman from formation until 2002, as Chairman until 2017, and as a Director at all times since our inception. Before entering the broadcasting business, Mr. Field practiced law for 14 years in New York (including service as an Assistant United States Attorney for the Southern District of New York) and Philadelphia. Mr. Field served on the Board of Directors of the National Association of Broadcasters for the years 1992 through 1996. Mr. Field serves on the Boards of Directors of the Mary Louise Curtis Bok Foundation, the Settlement Music School, the Philadelphia Chamber Music Society and the Foreign Policy Research Institute. Mr. Field has a B.A. from the University of Pennsylvania, an L.L.B. from Yale Law School and a D.M. from the Curtis Institute of Music. Mr. Field is the father of David J. Field.
David J. Berkman - Director. David J. Berkman (age 62) has served as one of Audacy’s Directors since our initial public offering in January 1999. Mr. Berkman served as our Independent Lead Director from October 2017 until May 2021. Since January 2000, Mr. Berkman has served as the Managing Partner of Associated Partners, LP, a private equity firm primarily engaged in telecommunications infrastructure investments. He also serves on the boards of directors of Hamilton Lane Inc., Chemimage Corporation and Watchbox Holdings US. Mr. Berkman has a B.S. from the Wharton School of the University of Pennsylvania.
Sean R. Creamer - Class A Director. Sean R. Creamer (age 59) has served as one of Audacy’s directors since November 2017. From April 2016 until August 2021, Mr. Creamer served as an Executive Vice President and a member of the board of directors of Merkle Inc. From April 2016 through July 2020 he also served as Chief Financial Officer. Formerly, he was Executive Vice President and Chief Financial Officer of The Madison Square Garden Company (“MSG”) from 2014 to 2015. Prior to that, he served as President and Chief Executive Officer of Arbitron Inc. (now known as Nielsen Audio) from 2012 to 2014, its Executive Vice President and Chief Operating Officer from 2011-2012, and various other financial leadership positions (including Chief Financial Officer) at Arbitron beginning in 2005. Mr. Creamer has an MST (Masters of Science in Taxation) from Georgetown University and a BS in accounting from St. Joseph’s University. Mr. Creamer served on the Board of Directors of Walden University (a wholly owned subsidiary of Adtalem Global Education Inc) from May 2005 until June 2023.
Joel Hollander - Director and Independent Lead Director. Joel Hollander (age 68) has served as one of Audacy’s directors since November 2013 and has served as Audacy's Independent Lead Director since May 2021. Since May 2007, Mr. Hollander has been serving as President and Chief Executive Officer of 264 Echo Place Partners, an investment advisory firm. Mr. Hollander previously served as President and Chief Executive Officer of CBS Radio from 2002 until 2007. Prior to joining CBS Radio, Mr. Hollander was Chairman and Chief Executive Officer of Westwood One, a radio program syndication company. Mr. Hollander also currently serves on the Merrill Lynch Client Advisory Board, as well as on the boards of directors of The C. J. Foundation for SIDS, the Salem Red Sox, RiverSpring Health Center and the Hackensack Hospital Network. Mr. Hollander has a B.S. in Communication and Media Studies from Indiana State University.
Louise C. Kramer - Director. Louise C. Kramer (age 68) has served as one of Audacy's Directors since March 2020. Ms. Kramer served as the Company’s Chief Operating Officer from May 2015 through May 5, 2020. She continued to serve as an Executive Vice President of the Company until retiring in December 2020. Ms. Kramer previously served as the Company’s Station Group President from April 2013 through May 2015, one of the Company’s Regional Presidents from December 2007 through April 2013 and one of the Company’s Regional Vice Presidents from January 2000 through December 2007. Prior to joining the Company in January 2000, Ms. Kramer served as General Manager for CBS Radio in Chicago.
Mark R. LaNeve - Class A Director. Mark R. LaNeve (age 65) has served as one of Audacy’s directors since March 2014. Mr. LaNeve serves as the non-executive Chairman of KeyFetch Automotive, a privately held company that sells a portfolio of Finance and Insurance products to auto retailers, and as Chairman of Franchise Equity Partners, a privately held investment fund that seeks minority positions in large franchise holders in various verticals, including dealerships. He previously served as Vice President, Marketing, Sales and Service U.S. & Canada of the Ford Motor Company from January 2015 until January 2021. From August 2012 through January 2014 Mr. LaNeve served as Chief Operating Officer of Global Team Ford, an agency that serves as the marketing and advertising agency for the Ford Motor Company and the Ford and Lincoln brands on a global basis, which is part of the WPP Group, a multinational advertising and public relations company. Mr. LaNeve was previously with Allstate Insurance Corporation where he served as Senior Executive Vice President (January 2011–February 2012) and Chief Marketing Officer (October 2009 -February 2012). Prior to joining Allstate, Mr. LaNeve was Vice President of Sales, Service and Marketing at General Motors Corporation (September 2004–January 2009). Mr. LaNeve is involved with various organizations that assist people affected by autism and serves on the board of Angel’s Place, a non-profit organization that provides people-centered services, including homes and professional support for adults with developmental disabilities. Mr. LaNeve has a B.A. in Marketing from the University of Virginia.
Roger Meltzer - Director. Roger Meltzer (age 72) has served as one of Audacy’s directors since November 2023. Mr. Meltzer practiced law at DLA Piper LLP since 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007. Mr. Meltzer received his Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College.
Susan K. Neely - Director. Susan K. Neely (age 67) has served as one of Audacy’s directors since December 2018. Since September 2018, Ms. Neely has served as the President and Chief Executive Officer of the American Council of Life Insurers. Formerly, she was the President and CEO of the American Beverage Association from May 2005 through August 2018. Ms. Neely is a director of American Bureau of Shipping. She presently serves as Chair of the Congressional Coalition on Adoption Institute and President of the Global Federation of Insurance Associations. In addition, Ms. Neely is a director of the Global Child Nutrition Foundation and a member of the B20 Task Force on Finance & Economic Recovery. She was named one of the most influential people in Washington in 2022 and Trade Association CEO of the Year by two separate national organizations in 2014 and 2018. Ms. Neely holds a master’s degree in Public Administration from Drake University and a bachelor’s degree from the University of Iowa.
Executive Officers of the Company
Detailed information about each of the executive officers of the Company as of April 29, 2024 is provided below.
David J. Field, Chairman, President and Chief Executive Officer - See “Board of Directors” above.
Richard J. Schmaeling, Executive Vice President and Chief Financial Officer. Richard J. Schmaeling (age 59) has served as our Executive Vice President and Chief Financial Officer since April 2017. Prior to that, he served as Chief Financial Officer of Travel Leaders Group, LLC, the largest travel agency company in the United States since July 2016. From August 2015 through June 2016, Mr. Schmaeling was Chief Financial Officer of MediaMath, Inc., a private equity controlled advertising technology company. From January 2015 through August 2015, Mr. Schmaeling provided integration consulting to Media General, Inc., a TV and digital media company, which acquired LIN Media, LLC, a local TV and digital media provider serving 23 markets and approximately 10% of U.S. households, where Mr. Schmaeling was Chief Financial Officer from 2008 through December 2014. Mr. Schmaeling is a Certified Public Accountant and has a B.S. in Accounting from Rutgers University.
J.D. Crowley, President - Podcast, and Streaming & Chief Digital Officer. J.D. Crowley (age 42) currently serves as our Chief Digital Officer (since November 17, 2017) and President - Podcast and Streaming (since January 2023). Mr. Crowley previously served as our Executive Vice President - Digital Media (since November 17, 2017). Mr. Crowley oversees and leads the strategy and execution for our digital portfolio, including the Audacy direct-to-consumer platform, our Podcast Network and studios, and the QL Gaming Group. Prior to joining us in 2017, Mr. Crowley held various roles at CBS Corporation, including Executive Vice President of Digital for CBS Radio (from October 1, 2016 to November 17, 2017), and Senior Vice President and General Manager of Digital Media for CBS Television Distribution (from 2014 to 2016). He also co-founded and served as the Senior Vice President of CBS Brand Studio, an in-house digital video and branded content studio (from 2012 to 2014). Previously, Mr. Crowley served as Senior Supervising Producer at "Entertainment Tonight" and "The Insider" for Paramount Domestic Television and then CBS (From 2005 to 2010), and as a producer at KCAL/KCBS Television in Los Angeles (from 2003 to 2005). Mr. Crowley attended the University of Southern California.
Susan R. Larkin, Executive Vice President and Chief Operating Officer - Susan R. Larkin (age 59) has served as our Executive Vice President and Chief Operating Officer since May 2020. Ms. Larkin previously served as Corporate Regional President and Senior Vice President/Market Manager of our New York Market from April 2018 until May 2020. From October 2017 through April 2018, Ms. Larkin served as a Corporate Regional Vice President and Senior Vice President/Market Manager for our San Francisco Market. Prior to joining us in July 2017, Ms. Larkin served as Regional Vice President for Cox Media Group as well as Vice President and Market Manager in their Orlando and Jacksonville markets. Ms. Larkin currently serves on the Executive Committee of the Board of Directors of The Radio Advertising Bureau. Ms. Larkin holds a B.A in Broadcast Communications from State University of New York at Oswego. Ms. Larkin has been named to Radio Ink’s Most Powerful People and Most Influential Women the last several years.
Andrew P. Sutor, IV, Executive Vice President, General Counsel and Secretary. Andrew P. Sutor, IV (age 51) currently serves as our Executive Vice President (since November 17, 2017), General Counsel (since January 2013) and Secretary (since January 2014). Mr. Sutor has oversight of our Legal Department, Technical Operations Department, Human Resources Department, and Real Property/Facilities Department. Mr. Sutor previously served as our Senior Vice President (January 2013-November 2017), Vice President (September 2010-December 2012) and Corporate Counsel (2007-2010). Prior to joining Audacy in 2002, Mr. Sutor was an associate in the Business Law Department of Saul Ewing, LLP, a law firm based in Philadelphia, Pennsylvania. Mr. Sutor serves on the Board of Directors of the National Association of Broadcasters and the Board of Managers of the Broadcaster Traffic Consortium (BTC). Mr. Sutor has a J.D. from the Villanova University School of Law and a B.A. in both Economics and Political Science from the University of Pennsylvania.
Information about the Board of Directors
The Board of Directors is elected by our stockholders to oversee our business and affairs and to assure that the long-term interests of our stockholders are being served. Our business is conducted by our employees, managers and officers under the direction of the Chief Executive Officer, and with the oversight of the Board of Directors.
Our non-management Directors regularly meet in executive sessions. At these meetings, Joel Hollander, as our Independent Lead Director, presides. We have established a process for interested parties to make their concerns known to the non-management Directors. See below under “Communications With Directors.”
Director Independence
Our Board of Directors determined that each of David J. Berkman, Sean R. Creamer, Joel Hollander, Mark R. LaNeve, Roger Meltzer and Susan K. Neely has no material relationship with the Company and each is therefore an “independent director” as defined by Section 303A.02 of the listing standards of the New York Stock Exchange. We have not made any charitable contributions to any charitable organization in which a Director serves as an executive officer where, within the preceding three years, contributions in any single year exceeded the greater of $1 million or 2% of such charitable organization’s consolidated gross revenues.
Board Leadership Structure
Joseph M. Field served as our Chairman since our inception in 1968 through the completion of our merger with CBS Radio Inc. on November 17, 2017 (the “CBS Radio Merger”). Joseph M. Field served as our Chief Executive Officer from our inception until 2002. Upon completion of the CBS Radio Merger, David J. Field was elected as our Chairman. David J. Field was elected as our Chief Executive Officer in 2002. While the roles of CEO and Chairman were split from 2002 through 2017, we do not have a policy requiring the bifurcation of these two positions.
Joel Hollander has served as our Independent Lead Director since May 2021. Prior to that, David J. Berkman served as our Independent Lead Director from October 2017 through May 2021. The responsibilities of the Lead Director will include, but are not limited to: presiding at all meetings of the Board at which the Chairman is not present, chairing executive sessions of the Board, serving as the principal liaison between the Chairman and the independent directors, approving information sent to the Board, approving meeting agendas for the Board, and approving Board meeting schedules to ensure that there is sufficient time for discussion of all agenda items. The Lead Director shall have the authority to call meetings of the independent directors. If requested by major shareholders, the Lead Director shall ensure that he or she is available for consultation and direct communication.
As of March 31, 2024, David J. Field, our Chairman, President and Chief Executive Officer, beneficially owned 177,583 shares of our Class A common stock and 91,641 shares of our Class B common stock, representing approximately 17.7% of the total voting power of all of our outstanding common stock.
As of March 31, 2024, Joseph M. Field, our Chairman Emeritus, and the father of David J. Field, beneficially owned 488,237 shares of our Class A common stock and 43,198 shares of our Class B common stock, representing approximately 15.5% of the total voting power of all of our outstanding common stock. David J. Field and Joseph M. Field, beneficially own all outstanding shares of our Class B common stock. Other members of the Field family and trusts for their benefit also own shares of Class A common stock.
Committees of our Board of Directors
Audit Committee
The Audit Committee consists of Sean R. Creamer, Chairman, David J. Berkman and Joel Hollander. The Audit Committee informally engages in discussions with management throughout the year. A copy of the Amended and Restated Audit Committee Charter is posted on our website located at www.audacyinc.com/investors/corporate-governance. Each member of the Audit Committee is independent as defined in Section 303A.02 of the listing standards of the New York Stock Exchange. No audit committee member simultaneously serves on the audit committees of more than three public companies.
Audit Committee Financial Expert. Our Board of Directors has determined that Joel Hollander is an Audit Committee Financial Expert. Mr. Hollander is “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Compensation Committee
The Compensation Committee consists of David J. Berkman, Chairman, Sean Creamer and Mark R. LaNeve. The Compensation Committee informally engages in discussions with management throughout the year. A copy of the Amended and Restated Compensation Committee Charter is posted on our website located at www.audacyinc.com/investors/corporate-governance. Each member of the Compensation Committee is independent as defined in Section 303A.02 of the listing standards of the New York Stock Exchange.
The Compensation Committee conducts a general review of our compensation plans to ensure that they meet corporate objectives, including review and approval of all compensation paid to our executive officers. The responsibilities of the Compensation Committee also include administering and interpreting the Audacy Equity Compensation Plan, including selecting the officers, employees and other qualified recipients who will be granted awards thereunder. A narrative description of our Compensation Committee’s processes and procedures for the consideration and determination of executive and Director compensation is contained in the Compensation Discussion and Analysis in this Proxy Statement.
Since 2019, the Committee has utilized the services of Exequity LLP to assist in evaluating our compensation practices including those relating to our Named Executive Officers as well as in structuring compensation in connection with a new employment agreement for our Chief Executive Officer in 2021.
Nominating/Corporate Governance Committee
The Nominating/Corporate Governance Committee consists of Joel Hollander, Chairman, Susan K. Neely and Mark R. LaNeve. The Nominating/Corporate Governance Committee informally engages in discussions with management throughout the year. A copy of the Amended and Restated Nominating/Corporate Governance Committee Charter is posted on our website located at www.audacyinc.com/investors/corporate-goverance.
The Nominating/Corporate Governance Committee is responsible for the recommendation of criteria for selection of Board members and assisting our Board of Directors in identifying candidates. The Nominating/Corporate Governance Committee will consider nominees recommended by shareholders. Shareholders should submit any such recommendations to our Corporate Secretary.

The Nominating/Corporate Governance Committee has not established any specific minimum qualifications that must be met by a Committee-recommended nominee for a position on our Board of Directors. Our Corporate Governance Guidelines provide: “In selecting a person to become a director, the Nominating/Corporate Governance Committee will consider the diversity of each potential candidate, including without limitation, diversity of background, gender, race, ethnic or national origin, age, and experience.”
The Nominating/Corporate Governance Committee identifies prospective candidates for recommendation to our Board of Directors upon recommendations from other Directors, management and our shareholders. In addition, the Nominating/Corporate Governance Committee has in the past retained the services of a professional search firm to identify prospective candidates. The Nominating/Corporate Governance Committee does not have a formal review policy for prospective Committee-recommended nominees.
Our Board of Directors has charged our Board's Nominating/Corporate Governance Committee with overseeing our Environmental, Social and Governance efforts. As of 2022, this Committee's Charter includes the following Duties and Responsibilities: "The Committee is responsible for overseeing and reviewing the Company's practices relating to corporate responsibility, including environmental, sustainability and social matters and discussing with management the Company's (i) progress on social responsibility matters and (ii) communications with investors and other stakeholders regarding these matters."
Executive Committee
The Executive Committee consists of David J. Field, Chairman, Joseph M. Field, David J. Berkman and Joel Hollander. The Executive Committee has the authority to approve acquisitions and expenditures for certain radio and audio related synergistic investments subject to pre-defined size limits.
Risk Oversight
Our Audit Committee’s charter provides that it is responsible for discussing with management our policies with respect to risk assessment and risk management. In addition, our Audit Committee also discusses with management our significant risk exposures (including financial and cyber risks) and the actions management has taken to limit, monitor or control such exposures. While the Audit Committee has primary responsibility for overseeing risk management, our entire Board of Directors is actively involved in overseeing risk management for the Company. The full Board also engages in periodic discussions with our CEO, CFO, and other Company officers as the Board may deem appropriate. In addition, each of our Board committees considers the risks within its area of responsibilities. We believe that the leadership structure of our board supports the Board’s effective oversight of the Company’s risk management.
Communications with Directors
We have established a mechanism to facilitate the ability of interested parties to make their concerns known to our Board of Directors, our non-management Directors or any other group or specific individual Director(s). Specifically, any interested party desiring to so communicate can either: (i) send an email to “d i r e c t o r s” followed by the extension “@ a u d a c y . c o m”. In order to enable spam filtering, only email with the subject line: “AUD Board Message” will be read; or (ii) send a letter to Audacy, Inc., 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103, Attn: Director Communication. Each correspondence sent in the foregoing manner (other than mail regarding matters that are not in the province of our Board of Directors) is made available to our Directors or such other sub-group thereof as may be specified by the sender.
Corporate Governance Guidelines
Our Board of Directors has established certain Corporate Governance Guidelines. These guidelines are posted on the “Investors” sub-page of our website located at ww.audacyinc.com/investors/corporate-governance.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. The Code of Conduct is publicly available on our Internet website at www.audacyinc.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.audacyinc.com.
Delinquent Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires Audacy’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of Audacy to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish Audacy with copies of all Section 16(a) forms they file.
To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.
ITEM 11.    EXECUTIVE COMPENSATION
For the year ended December 31, 2023, our Chief Executive Officer and our two other most highly compensated executive officers, who we refer to as our named executive officers (“Named Executive Officers” or "NEOs"), were:
•David J. Field, our Chairman and Chief Executive Officer;
•Richard J. Schmaeling, our Executive Vice President and Chief Financial Officer; and
•J.D. Crowley, our President- Podcast, and Streaming & Chief Digital Officer.

Summary Compensation Table
The following table provides summary information concerning compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer, and our Chief Digital Officer for services rendered during 2023 and 2022:

		Amounts In Dollars

						Non-Equity
Name and						Incentive		All
Principal				Stock		Plan		Other
Position	Year	Salary	Bonus(1)	Awards(2)		Compensation		Compensation		Total
David J. Field Chairman, President and Chief Executive Officer	2023	$1,350,000	$1,000,000	$57,491	(3)	$—	(9)	$66,820	(4)	$2,474,311
	2022	$1,349,255	$—	$1,360,250	(3)	$—	(9)	$60,020	(4)	$2,769,525
Richard J. Schmaeling Executive VP and Chief Financial Officer	2023	$840,163	$850,000	$96,600	(5)	$—	(9)	$39,564	(6)	$1,826,327
	2022	$815,692	$—	$91,113	(5)	$183,610	(9)	$37,270	(6)	$1,127,685
J.D. Crowley Chief Digital Officer and President, Podcast and Streaming	2023	$822,596	$575,000	$111,798	(7)	$—	(9)	$27,527	(8)	$1,536,921
	2022	$700,000	$—	$54,175	(7)	$75,000	(9)	$25,484	(8)	$854,659
(1)    Includes amounts earned during the year and either paid in the current or subsequent year and/or recognized in the current or subsequent year under a deferred compensation plan. On June 19, 2023 the Company entered into a retention letter agreement with each of its named executive officers for cash-based retention bonus awards awarding the following: $1,000,000 to Mr. Field; $850,000 to Mr. Schmaeling; and $250,000 to Mr. Crowley. For additional information on the Retention Awards, see “Narrative to Summary Compensation Table - Retention Awards”. Mr. Crowley also received an initial cash signing bonus of $325,000 in connection with his entrance into the Crowley Agreement (as defined below).
(2)    Unless otherwise indicated, restricted stock units (“RSUs”), which are subject to service conditions, vest over four years as follows: (i) 50% after two years; (ii) 25% after three years; and (iii) 25% after four years. For equity incentive plan awards that are subject to market conditions (in addition to service conditions), the fair value and expected term was determined by using the Monte Carlo simulation model, which uses certain variables such as expected volatility, a risk free interest rate and expected dividends. The Monte Carlo method begins with the fair value of the stock price on the date of grant and applies a discount based upon the probability of the stock vesting after meeting the market conditions. We provide additional information regarding the assumptions used to calculate the value of the stock awards made to our named executive officers in 2023 in Note 15 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024.
(3)    On February 23, 2023 and May 10, 2022, Mr. Field was granted 8,332 and 10,833 RSUs, with a fair value of $6.90 and $59.10 per share, respectively. On May 10, 2022, our Committee awarded Mr. Field 25,000 RSUs subject to market vesting conditions (in addition to service conditions). The fair value and expected term was determined by using the Monte Carlo simulation model, which uses certain variables such as expected volatility, a risk free interest rate and expected dividends. The Monte Carlo method begins with the fair value of the stock price on the date of grant and applies a discount based upon the probability of the stock vesting after meeting the market conditions. The fair value of the Company’s stock at the time of the May 10, 2022 grant was $59.10 per share and after applying the valuation model discount, the values used in this chart were $28.80 per share.

(4)    All other compensation includes: (i) medical insurance premiums of $44,170 and $37,994 for 2023 and 2022, respectively; (ii) an auto allowance of $14,400 for 2023 and 2022; and (iii) a Company 401(k) contribution of $8,250 and $7,626 for 2023 and 2022, respectively.
(5)    On February 23, 2023 and May 10, 2022, Mr. Schmaeling was granted 14,000 and 1,542 RSU’s, respectively, with a fair value of $6.90 and $59.10 per share, respectively.
(6)    All other compensation includes: (i) medical insurance premiums of $19,314 and $17,645, for 2023 and 2022, respectively; (ii) an auto allowance of $12,000 for 2023 and 2022; and (iii) a Company 401(k) contribution of $8,250 and $7,625 for 2023 and 2022, respectively.
(7)    On January 9, 2023, February 23, 2023 and May 10, 2022, Mr. Crowley was granted 10,000, 5,333 and 917 RSUs with a fair value of $7.50, $6.90 and $59.10 per share, respectively.
(8)    All other compensation includes: (i) medical insurance premiums of 19,277 and $17,858 for 2023 and 2022, respectively; and (ii) a Company 401(k) contribution of $8,250 and $7,625 for 2023 and 2022, respectively.
(9)    Represents payouts under 2023 and 2022 Annual Incentive Compensation plan. Refer to the “Annual Incentive Compensation” discussion in the Elements of Compensation section for further details on the plan and performance achievement for 2023.

Narrative to Summary Compensation Table
Base Salary
In setting base salaries for our Named Executive Officers, our Committee generally considers (i) the experience, capabilities, qualities, performance record and relative effectiveness of the individual, (ii) the scope and complexity of the position, and (iii) our size relative to the revenue of other media companies.
The annual base salary is intended to reward the executive officer for the day-to-day demands, complexities and difficulties of such officer’s job. The objective is to set base salaries at levels that the Committee and the applicable executive officer believe are fair, given the job functions and their individual performance and experience in relation to those job functions. The Committee attempts to provide annual base salaries that will help to retain the executives and discourage them from seeking or accepting other employment opportunities.
Annual Incentive Compensation
During 2023, our NEOs were initially eligible to earn annual cash bonuses under our 2023 Annual Incentive Compensation plan based on (i) the achievement of pre-established Adjusted EBITDA goals (weighted at 75%); and (ii) a subjective performance evaluation (weighted at 25%). Mr. Field had a target annual incentive opportunity of 200% of his base salary, Mr. Schmaeling had a target annual incentive opportunity of 90% of his base salary, and Mr. Crowley had a target annual incentive opportunity of 80% of his base salary, respectively.
In June of 2023, in consideration of receiving a Retention Award (as described below) in 2023, each NEO agreed that he would not be eligible to receive any annual bonus with respect to 2023. Notwithstanding the foregoing, the applicable pre-established Adjusted EBITDA goals were not achieved in 2023.

Retention Awards
We have entered into retention letter agreements with our NEOs providing for certain cash retention awards (the “Retention Awards”).
On June 19, 2023 the Company entered into a retention letter agreement with each of its named executive officers providing for the payment of the following Retention Awards: $1,000,000 to Mr. Field; $850,000 to Mr. Schmaeling; and $250,000 to Mr. Crowley, respectively. The Retention Awards were paid to the named executive officers on June 23, 2023. The Retention Awards are subject to the executive’s obligation to repay the net after-tax amount in the event that the executive retires, resigns or otherwise voluntarily terminates employment without good reason or is terminated by the Company for cause prior to the 12-month anniversary of the payment date. In consideration of these 2023 Retention Awards, the NEOs agreed that they would not be eligible to receive an annual bonus with respect to 2023.
In addition, on January 4, 2024, Messrs. Schmaeling and Crowley were each awarded the opportunity to receive additional Retention Awards of $425,000 and $300,000, respectively. Such 2024 Retention Awards are expected to be paid to the applicable executive on the later of (i) July 1, 2024; or (ii) the effective date of the Company’s plan of reorganization. Each award is in addition to the 2023 Retention Award paid to each executive. While each executive will remain eligible to receive a 2024 annual bonus (payable in 2025) or the annual bonus portion of any severance payment pursuant to their respective employment agreement (if applicable), such 2024 annual bonus or severance payment, if any, may be reduced by the amount of the executive’s 2024 Retention Award (but not both and not below zero). Each award is subject to the executive’s obligation to repay the net after-tax amount in the event that the executive is terminated for cause or the executive voluntarily resigns other than with good reason prior to the later of (i) the six-month anniversary of the effective date of the Company’s plan of reorganization and (ii) December 16, 2024.

Equity Incentive Plan Compensation
The 2022 Audacy Equity Compensation Plan (the “Plan”) provided for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units and dividend equivalents to employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. The annual incentive compensation opportunities (described in the table below) were designed to provide a meaningful motivation for executives to accomplish critical objectives over the coming year. On March 14, 2024, we filed Post-Effective Amendments to the Plan’s Registration Statements on Form S-8 to remove from registration any of the securities that remained under the Plan.

On January 9, 2023, in connection with his new employment agreement, our Compensation Committee granted Mr. Crowley an award of 10,000 restricted stock units (“RSUs”) which would have vested: (i) 50% on March 31, 2025; and (ii) 50% on March 31, 2026. On February 23, 2023, our Compensation Committee granted RSUs to the NEOs as follows:

Name	Number of RSUs
David Field	8,332
Richard J. Schmaeling	14,000
J.D. Crowley	5,333

Each such RSU award would have vested: (i) 50% on February 23, 2025; (ii) 25% on February 23, 2026; and (iii) 25% on February 23, 2027.

On January 4, 2024, in connection with the pending bankruptcy proceedings, we suspended all future vesting of RSU awards. Further on March 14, 2024 we filed Post-Effective Amendments to the Plans’ Registration Statements on Form S-8 to remove from registration any of the securities that remained under our equity compensation plans. Accordingly, these RSUs will not vest.

Other Compensation
Our Committee has provided for a number of additional elements of benefit based compensation. These components are designed to accomplish a variety of objectives including: (i) maximizing the full benefit under applicable tax regulations (e.g., our 401(k) plan); (ii) providing for the health and welfare of our executives and their families (e.g., our medical, disability and life insurance plans); (iii) conveying a level of security in the context of any possible change of control (e.g., our general severance policy as well as specific severance and change of control agreements); and (iv) providing executives with an appropriate level of perquisites (e.g., our car allowance policy).
401(k) Plan. We maintain a 401(k) Plan which is generally available to all of our full-time employees. Executive officer participation in this plan is on the same basis as our other employees. All of our Named Executive Officers participate in our 401(k) Plan.
Deferred Compensation Plans. We maintain deferred compensation plans for our corporate and station management employees as well as our non-employee directors. Under each plan, participants were permitted to defer a portion of their compensation for specific time periods. Our obligations under such plans are unsecured. Effective January 1, 2018, further contributions under these plans have been frozen beginning with any contribution elections covering the 2018 year.
Employment Agreements with Named Executive Officers
David J. Field. Mr. Field serves as our President and Chief Executive Officer pursuant to an amended and restated employment agreement dated December 14, 2021 (but effective as of January 1, 2022). This agreement has an initial term of three years with automatic one year extensions following the initial term unless either party provides prior notice of non-extension. Mr. Field’s agreement provides for: (i) an annual base salary and (ii) an annual cash performance-based bonus target of 200% of his annual base salary. Mr. Field’s salary for 2023 was $1,350,000. Under his employment agreement, Mr. Field will also receive certain other benefits as provided from time to time to our senior executive officers. Mr. Field’s employment agreement also contains provisions which apply in the event of a termination or change of control. See below under the heading “Termination or Change-In-Control Payments.”
On January 5, 2024, Audacy Services, LLC (as successor in interest to the Company, “Audacy Services”) entered into a First Amendment to Amended and Restated Employment Agreement with Mr. Field (the “Field Amendment”), effective as of the effective date of the Company’s pending plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan Effective Date”) , pursuant to which: (i) Mr. Field shall remain on the Board of the reorganized Company in a non-Chairman capacity during his employment with the reorganized Company, (ii) Mr. Field shall consult with the Board of the Reorganized Company regarding appointment of any new members of such new Board but shall not be permitted to vote with respect to such appointments, and (iii) following the Plan Effective Date, the reorganized Company and Mr. Field may negotiate a new employment agreement. To the extent that a new employment agreement is not agreed to within 120 days of the Plan Effective Date, Mr. Field may terminate his employment subject to his compliance with certain terms and conditions as set forth in the Field Amendment, and will be entitled to receive the sum of (i) two years’ base compensation and (ii) $2,000,000 (the “Post-Effective Severance”).

In the event reorganized Audacy terminates Mr. Field’s employment at any time following the Plan Effective Date, Mr. Field shall assist with the reasonable transition of his role and continue to receive a base salary at the annual rate in effect immediately prior to the notice of termination of his employment through the later of: (i) 150 days following the date of the notice of termination or (ii) December 31, 2024. Following such termination, Mr. Field will be entitled to receive (i) the Post-Effective Severance and (ii) any earned annual bonus for the calendar year in which termination occurs, prorated to reflect the number of days in which Mr. Field worked in the year in which such termination occurs.
Richard J. Schmaeling. Mr. Schmaeling serves as our Executive Vice President and Chief Financial Officer pursuant to an employment agreement, dated April 12, 2021 but effective May 1, 2021, (the “Schmaeling Employment Agreement”). The term of this agreement extends through April 30, 2025. Mr. Schmaeling’s agreement provides for: (i) an annual base salary and (ii) an annual cash performance-based bonus target of 90% of his annual base salary. Mr. Schmaeling’s salary for 2023 was $840,163. Under his employment agreement, Mr. Schmaeling will also receive certain other benefits as provided from time to time to our senior executive officers. Mr. Schmaeling’s employment agreement also contains provisions which apply in the event of a termination or change of control. See below under the heading “Termination or Change-In-Control Payments.”
On January 5, 2024, Audacy Services entered into a First Amendment to Amended and Restated Employment Agreement with Mr. Schmaeling (the “Schmaeling Amendment”), effective as of the Plan Effective Date. Pursuant to the Schmaeling Amendment, if Mr. Schmaeling becomes eligible for certain severance benefits under the Schmaeling Employment Agreement in connection with a qualifying termination which occurs in (i) calendar year 2024, Mr. Schmaeling’s 2023 Retention Award will be treated as the bonus paid for the prior year’s performance as described in the Schmaeling Employment Agreement for purposes of determining the annual incentive bonus amount and (ii) calendar year 2025, his 2024 Retention Award will be deemed to be included as a portion of Mr. Schmaeling’s bonus paid for the prior year’s performance as described in the Schmaeling Employment Agreement for purposes of determining the annual incentive bonus amount. Pursuant to the Schmaeling Amendment, Mr. Schmaeling is no longer eligible to receive equity compensation as provided in his employment agreement.
J.D. Crowley. Mr. Crowley serves as our Chief Digital Officer and President - Podcast and Streaming pursuant to an employment agreement dated as of January 9, 2023 between Mr. Crowley and Audacy Services, Inc. (the Crowley Agreement”). The term of this agreement continues through March 31, 2026 with automatic one-year extensions unless either the Company or Mr. Crowley gives written notice of non-renewal. The Crowley Agreement included a signing bonus of $325,000 payable to Mr. Crowley in connection with his entrance into the Crowley Agreement. Mr. Crowley’s agreement provides for: (i) an annual base salary; and (ii) an annual cash performance-based bonus target of 80% of his annual base salary. Mr. Crowley’s salary for 2023 was $822,596. Under this agreement, Ms. Crowley also received certain other benefits as provided from time to time to our senior executive officers. See below under the heading “Termination or Change-In-Control Payments.”
On January 5, 2024, Audacy Services entered into a First Amendment to Amended and Restated Employment Agreement with Mr. Crowley (the “Crowley Amendment”), effective as of the effective date of the Plan Effective Date. Pursuant to the Crowley Amendment, if Mr. Crowley becomes eligible for certain severance benefits under the Crowley Agreement in connection with a qualifying termination which occurs in (i) calendar year 2024, the 2023 Retention Award will be treated as the bonus paid for the prior year’s performance as described in the Crowley Agreement for purposes of determining the annual incentive bonus amount and (ii) calendar year 2025, his 2024 Retention Award will be deemed to be included as a portion of Mr. Crowley’s bonus paid for the prior year’s performance as described in the Crowley Agreement for purposes of determining the annual incentive bonus amount. Pursuant to the Crowley Amendment, Mr. Crowley is no longer eligible to receive equity compensation as provided in the Crowley Agreement.
Termination or Change-in-Control Payments
David J. Field. Mr. Field’s employment agreement may be terminated by either party. In the event that Mr. Field is terminated by us without cause (as defined in the agreement) or he resigns for good reason (as defined in his agreement) prior to the execution of a binding agreement which would result in a change in control (as defined in his agreement), if consummated, or more than two years following a change in control, subject to his execution of a release of claims against us, all of Mr. Field’s outstanding equity compensation awards that vest on the basis of our performance will become fully vested and we will pay him a lump sum payment in an amount equal to the greater of: (i) the sum of two years’ annual base salary and two times the highest annual bonus paid during the preceding four-year period, or (ii) the sum of the base salary and annual bonuses that would otherwise have been payable through the end of the then current term of the agreement. If such termination occurs (a) following the execution of a binding agreement which would result in a change in control if consummated; or (b) prior to the two-year anniversary of a change in control, in each case subject to his execution of a release of claims against us, all of Mr. Field’s outstanding equity compensation awards will become fully vested, and we will pay him a lump sum payment in an amount equal to the sum of three years’ annual base salary and three times the highest annual bonus paid to him during the preceding four-year period. We will also pay his COBRA premiums for continued health coverage, to the extent he elects such coverage, for a period of up to eighteen months.
Furthermore, in the event that Mr. Field dies or becomes disabled, then all of Mr. Field’s outstanding equity compensation awards that vest on the basis of our performance will become fully vested and we will pay him (or his estate, if applicable) a lump sum payment in an amount equal to the sum of two years’ annual base salary and two times the highest annual bonus paid during the preceding three-year period, and we will also pay his COBRA premiums for continued health coverage, to the extent he elects such coverage, for a period of up to eighteen months.
Following the Plan Effective Date, Mr. Field may become entitled to certain other termination payments or benefits as described above under “Employment Agreements with Named Executive Officers—David J. Field.”
Richard J. Schmaeling. In the event that Mr. Schmaeling’s employment is terminated either by the Company without “cause” (other than due to disability) or by him for “good reason,” in either case prior to the execution of a binding agreement which would result in a “change in control” (each as defined in his employment agreement) if consummated, or more than twelve months following a change in control, then, subject to his execution of a general release of claims and continued compliance with the restrictive covenants and other covenants set forth in his employment agreement, Mr. Schmaeling will be entitled to receive the following severance payments and benefits: (i) continued payment of his annual base salary for one year following the date of termination; (ii) a one-time bonus payment equal to the pro-rata portion of the amount of annual bonus received for the year immediately preceding the year of termination (or target annual bonus if such termination occurs before any annual bonus has been paid); and (iii) all of Mr. Schmaeling’s then-outstanding equity awards will continue to vest through the first anniversary of the date of termination as if he had remained employed through such date.
If Mr. Schmaeling’s employment is terminated either by the Company without cause (other than due to disability) or by him for good reason, in either case, during the period commencing on the date of execution of a binding agreement which would result in a change in control, if consummated, and ending on the twelve-month anniversary of a change in control, then Mr. Schmaeling will be entitled to receive the severance payments and benefits described in the immediately preceding paragraph (subject to his execution of a general release of claims and continued compliance with the restrictive covenants and other covenants set forth in this employment agreement), except that all of Mr. Schmaeling’s then-outstanding equity awards that vest solely on the basis of time will become fully vested and immediately exercisable or settled as of the date of such termination of employment (which shall be in lieu of any continued vesting).
Finally, if Mr. Schmaeling’s agreement terminates at the end of the term and the Company made a “Qualified Offer” (i.e., an offer to continue employment with a salary and bonus package that is equal to or greater than Mr. Schmaeling’s then current salary and annual incentive bonus package) not later than April 1, 2025, then Mr. Schmaeling will not be entitled to any severance. However, if the Company has not made a Qualified Offer and Mr. Schmaeling’s employment terminates at the end of the term, then he will receive his base salary for one year following the date of termination, subject to his execution of a general release of claims and continued compliance with the restrictive covenants and other covenants set forth in the Employment Agreement.
Any severance payment may be reduced by Mr. Schmaeling’s 2024 Retention Award (but not below zero) as described above under “Narrative to Summary Compensation Table - Retention Awards”.
J.D. Crowley. In the event that Mr. Crowley’s employment is terminated either by the Company without “cause” (other than due to disability) or by him for “good reason,” Mr. Crowley will be entitled to receive the following severance payments and benefits: (i) continued payment of his annual base salary for one year following the date of termination; (ii) a one-time bonus payment equal to the pro-rata portion of the amount of annual bonus received for the year immediately preceding the year of termination (or target annual bonus if such termination occurs before any annual bonus has been paid); and (iii) all of Mr. Crowley’s then-outstanding equity awards will continue to vest through the first anniversary of the date of termination as if he had remained employed through such date (the “Crowley Severance Benefits”).
If Mr. Crowley’s employment is terminated by the Company without “cause”, by Mr. Crowley for “good reason” or Mr. Crowley’s employment agreement is not renewed by the Company as a result of a change in control, during the period commencing on the date of execution of a binding agreement which would result in a change in control if consummated and ending on the twelve (12) month anniversary of the consummation of such change in control, then Mr. Crowley would be entitled to the Crowley Severance Benefits. In addition, all of Mr. Crowley’s then-outstanding equity grants, to the extent not previously vested, which are subject to vesting solely on the basis of time would fully vest and become immediately exercisable or settled as of the date of such termination of employment.
Any severance payment may be reduced by Mr. Crowley’s 2024 Retention Award (but not below zero) as described above under “Narrative to Summary Compensation Table - Retention Awards”.
Outstanding Equity Awards Table
The following table provides summary information concerning outstanding equity awards as of December 31, 2023 for each of our Named Executive Officers:

Outstanding Equity Awards As Of December 31, 2023
Stock Awards

Equity Incentive
				Equity Incentive	Plan Awards:
	Number		Market	Plan Awards:	Market or
	of Shares		Value of	Number of	Payout
	Or Units		Shares or	Unearned	Value of
	of Stock		Units of	Shares, Units	Unearned Shares,
	That		Stock	or Other	Units or
	Have		That	Rights That	Other Rights
	Not		Have Not	Have Not	That Have
Name	Vested (1)		Vested (1)(2)	Vested (1)	Not Vested (1)(2)
	(#)		($)	(#)	($)

David J. Field	17,498	(3)	$3,850	25,000 (6)	$5,500
Richard Schmaeling	17,415	(4)	$3,831	—	—
J.D. Crowley	17,165	(5)	$3,776	—	—
(1)    On January 4, 2024, the Company suspended all future vestings of equity awards. Further, on March 14, 2024, the Company filed Post-Effective Amendments to the Plans’ Registration Statements on Form S-8 to remove from registration any of the securities that remained under the equity compensation plans. Accordingly, these RSUs will not vest.
(2)    For purposes of computing the market value of the equity awards, the Company used the number of units reflected in the previous column, multiplied by the closing price of the Company’s stock of $0.22 on December 31, 2023.
(3)    Mr. Field's RSUs would have vested as follows: 4,584 RSUs on 3/31/2024; 2,083 RSUs on 1/1/2025; 2,084 RSUs on 2/16/2025; 3,541 RSUs on 3/31/2025; 2,083 RSUs on 1/1/2026; 1,041 RSUs on 2/16/2026; 1,041 RSUs on 3/31/2026, and 1,041 RSUs on 2/16/2027.
(4)    Mr. Schmaeling's RSUs would have vested as follow: 4,708 RSUs on 3/31/2024; 500 RSUs on 5/1/2024; 3,500 RSUs on 2/16/2025; 2,957 RSUs on 3/31/2025; 500 RSUs on 5/1/2025; 1,750 RSUs on 2/16/2026; 1,750 RSUs on 3/31/2026, and 1,750 RSUs on 2/16/2027.
(5)    Mr. Crowley's RSUs would have vested as follows: 916 RSUs on 3/31/2024; 2,667 RSUs on 2/16/2025; 5,916 RSUs on 3/31/2025; 1,333 RSUs on 2/16/2026; 5,000 RSUs on 3/31/2026, and 1,333 RSUs on 2/16/2027.
(6)    These RSUs were scheduled to vest upon the achievement of a certain market condition, which is defined as a consecutive trading price goal of twenty-four consecutive days, along with service from the date of the grant through the achievement of the market criteria on or prior to December 31, 2024. Specifically, 8,333 RSUs would have vested if the consecutive trading price reached $180 per share; an additional 8,333 RSUs would have vested if the consecutive trading price reached $270 per share; and an additional 8,334 RSUs would have vested if the consecutive trading price reached $360 per share.

Director Compensation
Non-employee Director Compensation Policy
Our Non-employee Director Compensation Policy, as amended, provides for the following:
Cash Compensation:
Annual Board Retainer         $80,000 per year
Committee Non-chair / Membership Fee:
Audit Committee     $20,000 per year
Compensation Committee     $15,000 per year
Nominating/Corporate Governance Committee         $10,000 per year
Committee Chair / Membership Fee
Audit Committee Chair     $35,000 per year
Compensation Committee Chair     $25,000 per year
Nominating/Corporate Governance Chair         $15,000 per year
Independent Lead Director     $25,000 per year
Equity Compensation:     $120,000 in restricted stock units
Cash Compensation is paid in equal quarterly installments. Equity Compensation is granted promptly following the Annual Meeting of Shareholders and vests after one year. In 2023, in lieu of Equity Compensation as contemplated by our Non-employee Director Compensation Policy, we made a cash payment of $100,000 to each eligible non-employee director.
Other Director Compensation Policy
In 2023 we established two additional committees of our Board which each provided for compensation in addition to our Non-employee Director Compensation Policy. Specifically, we established (i) a Special Restructuring Committee; and (ii) a Special Review Committee. These Committees were compensated as follows:
Special Restructuring Committee
Chair         $75,000 per quarter
Member         $60,000 per quarter
Special Review Committee                  $85,002 per quarter
On January 4, 2024, our Board, upon the recommendation of the Compensation Committee, approved certain changes to the Company’s Non-Employee Director Compensation Policy to provide that the Board Retainer, Committee Membership Fees and Committee Chair Fees be paid in advance in equal quarterly installments on the first business day of each calendar quarter (i.e., the first business day following each of January 1, April 1, July 1 and October 1). The first payment of such fees was made on January 4, 2024 and also included the relevant portion of the Board Retainer, Committee Membership Fees and Committee Chair Fees relating to December 2023. In addition, on January 4, 2024, the Board approved the payment of Roger Meltzer’s monthly fee for his service to the Special Review Committee of the Board on the same quarterly schedule as the Committee

Membership Fees under the amended Non-Employee Director Compensation Policy, and the first payment of such fees was made on January 5, 2024.
The following table provides summary information concerning compensation paid to or earned by each of our Directors (other than our CEO whose compensation is set forth in the Summary Compensation Table) for services rendered during 2023:

Director Compensation
(amounts in dollars)

	Fees
	Earned
	or Paid		All
	in		Other
Name	Cash (1)		Compensation (5)		Total

Joseph M. Field	$—	(2)	$238,570	(3)	$238,570
David Berkman	$241,308		$100,000		$341,308
Sean R. Creamer	$240,342		$100,000		$340,342
Joel Hollander	$285,385		$100,000		$385,385
Louise C. Kramer	$80,000		$100,000		$180,000
Mark R. LaNeve	$100,265		$100,000		$200,265
Roger Meltzer (6)	$63,335		$—		$63,335
Susan K. Neely	$90,000		$100,000		$190,000
Monique L. Nelson	$49,007	(4)	$—		$49,007
(1)    Non-employee Directors receive their annual fee of $80,000 in cash. Additional fees are paid to non-employee Directors for committee participation.
(2)    Mr. Field is an employee of the Company and does not receive compensation for services as a Director, (including compensation under the Company’s Non-Employee Director Compensation Policy).
(3)    Under an employment agreement with the Company, Mr. Field’s other compensation primarily includes: (i) a base salary of $80,000; (ii) medical insurance premiums of $44,170; (iii) an auto allowance of $14,400; and (iv) a cash payment in lieu of RSU’s of $100,000.
(4)    On May 23, 2023, Ms. Nelson provided notice to the Company that she was resigning as a member of the Board of Directors of the Company. Ms. Nelson earned board fees for a portion of the year in 2023.
(5)    In June 2023, in lieu of Equity Compensation as contemplated by our Non-employee Director Compensation Policy, we made a cash payment of $100,000 to each non-employee director and Joseph M. Field.
(6)    Mr. Meltzer was appointed as a Director on November 7, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans
Information required by this section was provided in Part II, Item 5 of the Original Form 10-K.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information, as of March 31, 2024, regarding the beneficial ownership of our common stock by: (i) each person known by us to beneficially own more than 5% percent of any class of our common stock; (ii) each of our Directors and Named Executive Officers; and (iii) all of our Directors and Named Executive Officers as a group. Each shareholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted. Shares of common stock subject to options currently exercisable or that are exercisable within sixty days are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options but are not deemed outstanding for calculating the percentage of any other person.

Name of Beneficial Owner	Common Stock				Percentages
	Class A (1)		Class B (2)
	Number of Shares Beneficially Owned (3)	Percent of Class	Number of Shares Beneficially Owned (3)	Percent of Class	Total Economic Interest (3)	Total Voting Power (3)
Joseph M. Field (4)	488,237	10.0%	43,198	32.0%	10.6%	15.5%
David J. Field (5)	177,583	3.7%	91,641	68.0%	5.4%	17.7%
David J. Berkman	7,405	*	—	—	*	*
Sean R. Creamer	6,279	*	—	—	*	*
Joel Hollander	6,464	*	—	—	*	*
Louise C. Kramer	14,169	*	—	—	*	*
Mark R. LaNeve	6,409	*	—	—	*	*
Susan K. Neely	5,362	*	—	—	*	*
Roger Meltzer	—	—	—	—	—	—
Richard J. Schmaeling	32,771	*	—	—	*	*
J.D. Crowley	25,469	*	—	—	*	*
All Directors and Executive Officers as a group (15 persons)	822,037	16.9%	134,839	100%	19.1%	35.7%
* Less than one percent.
(1)    For the purpose of calculating the percentage of Class A Common Stock held by each shareholder, the total number of shares of Class A Common Stock outstanding does not include the shares of Class A Common Stock issuable upon conversion of the outstanding shares of Class B Common Stock. The number of shares of Class A Common Stock includes all outstanding restricted stock and shares that may be acquired within sixty days through the exercise of options.
(2)    The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of shareholders. Each share of Class A Common Stock is entitled to one vote. Each share of Class B Common Stock is entitled to ten votes, except: (a) any share not voted by either Joseph M. Field or David J. Field is entitled to one vote; (b) the holders of Class A Common Stock, voting as a separate class, are entitled to elect two Directors; (c) each share of Class B Common Stock is entitled to one vote with respect to any “going private” transactions under the Exchange Act; and (d) as required by law. The shares of Class B Common Stock are convertible in whole or in part, at the option of the holder, subject to certain conditions, into the same number of shares of Class A Common Stock.
(3)    With respect to Class A Common Stock: (i) the number of shares beneficially owned and the percentage of economic ownership are based on 4,859,759 shares (which includes 265,002 shares that are either unvested restricted stock or vested but deferred shares of restricted stock); and (ii) the percentage of voting power is based on 4,594,757 shares of Class A Common Stock (which excludes 265,002 shares that are either unvested restricted stock or vested but deferred shares of restricted stock, neither of which have the right to vote). With respect to Class B Common Stock, the number of shares beneficially owned, the percentage of economic ownership and the percentage of voting ownership are based on 134,839 shares of Class B Common Stock outstanding. The number of shares of Class A Common Stock listed for each individual includes all outstanding restricted stock and shares that may be acquired within sixty days of March 31, 2024 through the exercise of options.
(4)    With respect to Class A Common Stock, amounts listed for Joseph M. Field include the following: (i) 467,768 shares of Class A common stock with respect to which Mr. Field holds as trustee, in trust for the benefit of himself; (ii) 11,000 shares of Class A common stock beneficially owned by Mr. Field’s spouse; and (iii) 1,970 shares of Class A common stock with respect to which Mr. Field is the record holder. In addition, Mr. Field is deemed to beneficially own (a) 5,833 shares of Class A common stock deemed beneficially owned by Mr. Field as a director and officer of the Joseph and Marie Field Foundation; and (b) 1,666 shares of Class A common stock deemed beneficially owned by Mr. Field as a director and officer of the Joseph and Marie Field Family Environmental Foundation. Mr. Field disclaims beneficial ownership of all shares of Class A Common Stock owned by these foundations. With respect to Class B Common Stock, amounts listed for Joseph M. Field include 43,198 shares of Class B common stock with respect to which Mr. Field holds as trustee, in a family trust for the benefit of himself and his son, David J. Field. The address of this shareholder is 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103.
(5)    With respect to Class A Common Stock, amounts listed for David J. Field include the following: (i) 112,774 shares of Class A common stock with respect to which Mr. Field is the record holder; (ii) 30,758 shares of Class A Common Stock held of record by Mr. Field as co-trustee of a trust for the benefit of himself; (iii) 19,942 shares of Class A Common Stock held of record by Mr. Field as co-trustee of a trust for the benefit of his children; and (iii) 14,109 shares of Class A Common Stock held of record by Mr. Field as co-trustee of a trust for the benefit of his sister’s children. The address of this shareholder is 2400 Market Street, 4th Floor, Philadelphia, Pennsylvania 19103.
Changes in Control
Other than the pending bankruptcy described in the Explanatory Note above, we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During 2023 and 2022 there were no, and currently there are no proposed, transactions in which we were or are to be a participant where the amount involved exceeds $120,000 (or, if less, 1% of the average of the Company’s total assets at December 31, 2023 and 2022) and in which any related person had or will have a direct or indirect material interest, which would be required to be disclosed herein pursuant to Item 404(a) of Regulation S-K.
Director Independence
Our Board of Directors determined that each of David J. Berkman, Sean R. Creamer, Joel Hollander, Mark R. LaNeve, Susan K. Neely, and Roger Meltzer has no material relationship with the Company and each is therefore an “independent director” as defined by Section 303A.02 of the listing standards of the New York Stock Exchange. We have not made any charitable contributions to any charitable organization in which a Director serves as an executive officer where, within the preceding three years, contributions in any single year exceeded the greater of $1 million or 2% of such charitable organization’s consolidated gross revenues.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees and expenses billed to us by Grant Thornton, our principal accounting firm for the year ended December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Audit Fees	$1,067,801	(1)	$1,171,300	(1)
Audit-Related Fees	42,400		53,000
Tax Fees	—		23,653	(2)
All Other Fees	—		—
TOTAL	$1,110,201		$1,247,953
(1)    Audit fees for professional services rendered by Grant Thornton in 2023 and 2022 included: (i) the audit of our 2023 and 2022 annual financial statements, respectively and the audit of our internal control over financial reporting for the 2022 period; (ii) reviews of the financial statements included in our Quarterly Reports on Form 10-Q; and (iii) services that only the independent registered public accounting firm can reasonably be expected to provide, including procedures related to our Form S-8 filings. Amounts also included the reimbursement of expenses incurred by our accounting firm in connection with their performance of such professional services.
(2)    Tax fees for professional services rendered by Grant Thornton in 2022 included tax compliance services in connection with the acquisition of Podcorn Media, Inc., and tax compliance services rendered in connection with debt refinancing activities.
Utilization of De Minimis Approval Exemption. Zero percent of the Principal Accounting Firm Fees listed above were approved under the approval provisions of Rule 2-01(c)(7)(i)(C) of Regulation S-X.
Pre-Approval Policies. The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent registered public accounting firm since, under the amended and restated Audit Committee Charter, all auditor engagements must be approved in advance by the Audit Committee.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)    Index to Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Index to Exhibits” of the Original Form 10-K. The “Index to Exhibits” to this Amendment sets forth the additional exhibits required to be filed with this Amendment.

Exhibit Number	Description

31.3 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024	AUDACY, INC

	By:	/s/ David J. Field

David J. Field
Chairman, Chief Executive Officer and
President