Form 10-Q
period 2024-03-31
AUDACY, INC.
filed 2024-05-13
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange
Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class A common stock, $0.01 par value – 4,594,717 shares outstanding as of April 30, 2024
Class B common stock, $0.01 par value – 134,839 shares outstanding as of April 30, 2024

AUDACY, INC.

i

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, in addition to historical information, statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, without limitation, any statements regarding: the restructuring of our indebtedness pursuant to Chapter 11 under the protection of the bankruptcy court; our future economic conditions or performance, including statements about our ability to continue as a going concern; projections of earnings, revenues or other financial items; the plans, strategies and objectives of management for future operations; proposed new services or developments; our beliefs; and our assumptions underlying any of the foregoing.

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
•our ability to generate sufficient cash from operations to fund our operations;
•the diversion of management’s attention as a result of the Chapter 11 Cases;
•increased levels of employee attrition as a result of the Chapter 11 Cases;
•the impact of the restructuring on our business;
•our ability to obtain exit financing to emerge from Chapter 11 and operate successfully;
•risks associated with us having been through Chapter 11 proceedings even if we are able to emerge successfully;
•volatility of our financial results as a result of the Chapter 11 Cases;
•our ability to change the public perception related to our bankruptcy proceedings;
•the implementation and transition of a new board of directors upon emergence;
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
•increased competition from alternative media platforms and technologies; and
•the factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on March 22, 2024 and certain other factors set forth herein and in our other filings with the U.S. Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We do not intend, and we do not undertake any obligation, to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

ii

PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
(unaudited)

	MARCH 31, 2024	DECEMBER 31, 2023
ASSETS:
Cash, cash equivalents and restricted cash	$105,963	$72,994
Accounts receivable, net of allowance of $7,849 in 2024 and $6,845 in 2023	226,000	258,088
Prepaid expenses, deposits and other	79,483	70,537
Total current assets	411,446	401,619
Property and equipment, net	279,359	284,681
Software, net	122,918	129,128
Operating lease right-of-use assets	195,984	202,010
Radio broadcasting licenses	794,771	794,771
Goodwill	63,915	63,915
Assets held for sale	—	1,544
Other assets	24,070	22,772
TOTAL ASSETS	$1,892,463	$1,900,440
LIABILITIES:
Accounts payable	$6,214	$21,742
Accrued expenses	69,793	73,519
Other current liabilities	46,934	131,031
Operating lease liabilities	39,206	37,631
Short-term borrowing	32,000	—
Long-term debt, current portion	—	1,924,023
Total current liabilities	194,147	2,187,946
Long-term debt	75,000	—
Operating lease liabilities, net of current portion	188,448	201,802
Net deferred tax liabilities	97,452	101,937
Other long-term liabilities	21,930	23,508
Liabilities subject to compromise	1,931,787	—
CONTINGENCIES AND COMMITMENTS (Note 18)
SHAREHOLDERS' DEFICIT:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 4,859,759 and 4,867,170 shares at March 31, 2024 and December 31, 2023 respectively	49	49
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 134,839 shares at March 31, 2024 and December 31, 2023	1	1
Class C common stock $0.01 par value; non voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,682,771	1,682,467
Accumulated deficit	(2,299,122)	(2,297,270)
Accumulated other comprehensive income	—	—
Total shareholders' deficit	(616,301)	(614,753)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,892,463	$1,900,440
See notes to condensed consolidated financial statements.

AUDACY, INC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
NET REVENUES	$261,806	$259,635

OPERATING EXPENSE:
Station operating expenses	232,492	233,927
Depreciation and amortization expense	21,910	17,442
Corporate general and administrative expenses	22,947	25,298
Restructuring charges	442	2,421
Impairment loss	156	5,050
Net gain on sale or disposal of assets	(15,804)	(12,404)
Other expenses	88	110
TOTAL OPERATING EXPENSES	262,231	271,844
OPERATING LOSS	(425)	(12,209)
Interest expense, net	5,366	32,381
Reorganization items, net	26,035	—
Other income	(25,489)	—
LOSS BEFORE INCOME TAXES	(6,337)	(44,590)
INCOME TAX BENEFIT	(4,485)	(8,689)
NET LOSS	$(1,852)	$(35,901)

NET LOSS PER SHARE - BASIC	$(0.39)	$(7.63)
NET LOSS PER SHARE - DILUTED	$(0.39)	$(7.63)
WEIGHTED AVERAGE SHARES:
Basic	4,729,597	4,703,819
Diluted	4,729,597	4,703,819
See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED
	March 31,
	2024	2023
NET LOSS	$(1,852)	$(35,901)

OTHER COMPREHENSIVE LOSS, NET OF TAXES:
Net unrealized loss on derivatives, net of taxes (benefit)	—	(840)
COMPREHENSIVE LOSS	$(1,852)	$(36,741)

See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,867,170	$49	134,839	$1	$1,682,467	$(2,297,270)	$—	$(614,753)
Net loss	—	—	—	—	—	(1,852)	—	(1,852)
Compensation expense related to granting of stock awards	—	—	—	—	304	—	—	304
Purchase of vested employee restricted stock units	(7,411)	—	—	—	—	—	—	—
Balance, March 31, 2024	4,859,759	$49	134,839	$1	$1,682,771	$(2,299,122)	$—	$(616,301)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,705,328	$47	134,839	$1	$1,678,247	$(1,160,618)	$2,942	$520,619
Net loss	—	—	—	—	—	(35,901)	—	(35,901)
Compensation expense related to granting of stock awards	195,724	2	—	—	1,947	—	—	1,949
Purchase of vested employee restricted stock units	(27,072)	—	—	—	(127)	—	—	(127)
Payment of dividends on common stock	—	—	—	—	(60)	—	—	(60)
Dividend equivalents, net of forfeitures	—	—	—	—	—	22	—	22
Net unrealized gain (loss) on derivatives	—	—	—	—	—	—	(840)	(840)
Balance, March 31, 2023	4,873,980	$49	134,839	$1	$1,680,007	$(1,196,497)	$2,102	$485,662
See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,852)	$(35,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,910	17,442
Net amortization of deferred financing costs (net of original issue discount and debt premium)	210	1,008
Net deferred tax benefit	(4,485)	(8,442)
Provision for bad debts	1,156	471
Net gain on sale or disposal	(15,804)	(12,404)
Gain on sale of investments	(25,489)	—
Non-cash stock-based compensation expense	304	1,949
Deferred compensation loss (gain)	748	292
Impairment losses	156	5,050
Non-cash reorganization items, net	4,300	—
Changes in assets and liabilities:
Accounts receivable	30,932	40,454
Prepaid expenses and deposits	(10,252)	(17,974)
Other assets	57	(370)
Accounts payable and accrued liabilities	(27,288)	(6,963)
Accrued interest expense	2,566	(1,660)
Operating leases	(3,360)	(1,801)
Other long-term liabilities	(2,326)	(3,773)
Net cash used in operating activities	(28,517)	(22,622)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,110)	(7,195)
Proceeds from sale of property, equipment, intangibles and other assets	14,395	16,866
Additions to software	(4,839)	(6,423)
Proceeds from sale of investment	25,489	—
Net cash provided by investing activities	32,935	3,248

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
FINANCING ACTIVITIES:
Borrowing under the DIP Facility	32,000	—
Payments of long-term debt	—	(10)
Payment for debt issuance costs associated with short-term borrowing	(2,081)	—
Payment for debt issuance costs associated with long-term-debt	(1,368)	—
Purchase of vested employee restricted stock units	—	(127)
Payment of dividends on common stock	—	(60)
Net cash provided by (used in) financing activities	28,551	(197)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,969	(19,571)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	72,994	103,344
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$105,963	$83,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$2,589	$32,692
Income taxes	$144	$239
Reorganization items, net	$11,417	$—

See notes to condensed consolidated financial statements.

AUDACY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
1.    BASIS OF PRESENTATION AND SIGNIFICANT POLICIES

Audacy, Inc. was formed as a Pennsylvania corporation in 1968. Its Class A common stock currently trades Over The Counter (the "OTC Pink") under the ticker symbol "AUDAQ".
The interim unaudited condensed consolidated financial statements included herein have been prepared by Audacy, Inc. and its subsidiaries (collectively, the “Company”) in accordance with: (i) generally accepted accounting principles (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the U.S. Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company’s results are subject to seasonal fluctuations and, therefore, the results shown on an interim basis are not necessarily indicative of results for a full year.
This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and filed with the SEC on March 22, 2024, as part of the Company’s Annual Report on Form 10-K (the "2023 Annual Report"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
There have been no material changes from Note 2, Significant Accounting Policies, as described in the notes to the Company’s consolidated financial statements contained in the Company's 2023 Annual Report except for the application of Accounting Standard Codification (“ASC”) Topic 852 – Reorganization that was implemented during the first quarter of 2024 in conjunction with the bankruptcy proceedings.

Current Bankruptcy Proceedings

On February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement (as may be amended, the “Disclosure Statement”) in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") previously filed by the Company and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) on January 7, 2024 (the “Petition Date”). The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML). Audacy Receivables, LLC did not file voluntary petitions for reorganization under the Bankruptcy Code and is not a Debtor in the Chapter 11 Cases.

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

Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of the Company's claims and noticing agent at https://dm.epiq11.com/Audacy. Such information is not part of this Quarterly Report on Form 10-Q or any other report the Company files with, or furnishes to, the SEC. See “Management’s Discussion and Analysis and Financial Condition and Results of Operations” in Part I, Item 2, for additional information about the Plan and the Chapter 11 Cases.

In connection with the Chapter 11 filing, the Company has applied ASC 852 in preparing the consolidated financial statements. ASC 852 requires the distinction between transactions and events that are directly related to the reorganization from ongoing operations of the business and separately presents liabilities that are subject to compromise during the bankruptcy proceedings.

Debtor-In-Possession

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the "Bankruptcy Code"). The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions and approvals, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations (ii) continue to operate their cash management system in a form substantially similar to prepetition practice (iii) obtain postpetition financing and continue receivables securitization on a postpetition basis; (iv) continue to honor certain obligations related to programming, sales & marketing, copyright intermediaries; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue payment for utility services; and (viii) maintain their insurance program in the ordinary course.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

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

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying Consolidated Balance Sheet as of March 31, 2024 includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 9, Liabilities Subject to Compromise.

Reorganization Items, Net
The Debtors have incurred and will continue to incur significant income statement charges associated with the reorganization, primarily related to professional fees and the write-off of unamortized debt issuance costs and debt premiums in connection with measuring liabilities subject to compromise at estimated allowed claims value. In accordance with applicable guidance, income statement charges incremental and directly related to the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2024. See Note 10, Reorganization items, net.
Going Concern
In accordance with ASC 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company's debt, post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and the current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Plan, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As discussed above, the Plan was confirmed on February 20, 2024. The Plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, the defaults under the Company's debt agreements, and the risks and uncertainties surrounding the Company's ability or the timing to consummate the Plan, substantial doubt exists that the Company will be able to continue as a going concern.
Refer to Note 8, Debt, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
Recent Accounting Pronouncements
All new accounting pronouncements that are in effect that may impact the Company’s financial statements have been implemented. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial position, results of operations or cash flows.
Restricted Cash
The following table presents cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of amounts reported in the condensed consolidated statements of cash flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2024	December 31, 2023
	(amounts in thousands)
Cash and cash equivalents	$101,891	$69,694
Restricted cash (1)	4,072	3,300
Total cash, cash equivalents and restricted cash in the statement of cash flows	$105,963	$72,994
(1) Restricted cash consists of cash held in a bank in connection with the Company's corporate credit card program and the adequate assurance deposit for utility payments as required by the Bankruptcy Court.
2.    DISPOSITIONS
2024 Dispositions

During the first quarter of 2024, the Company completed the sales of land, building and equipment located in Boston, Massachusetts for aggregate proceeds of $14.4 million. The Company recognized net gains on the sales, net of commissions and other expenses, of $12.9 million on these sales.

On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with Broadcast Music, Inc. (“BMI”) and Otis Parent, Inc. (“Otis”) relating to the Company's ownership of certain shares of BMI common stock and certain license fees owed by the Company to BMI. The Bankruptcy Court approved the Settlement Agreement on February 6, 2024. As provided in the Settlement Agreement, the Company submitted lost security affidavits to BMI, and BMI reissued new stock certificates to the Company representing certain of the Company's shares in BMI. The Company submitted the reissued stock certificates to BMI’s paying agent in connection with BMI’s sale to and merger with New Mountain Capital, L.L.C., an affiliate of Otis, and received $25.5 million in merger consideration for the shares during the first quarter of 2024.

2023 Dispositions
During the first quarter of 2023, the Company completed the sale of tower assets for $16.9 million. The Company recognized a gain on the sale, net of commissions and other expenses, of $12.4 million.
3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended March 31,
Restructuring Charges	2024	2023
	(amounts in thousands)
Costs to exit duplicative and loss-making contracts	$(437)	$395
Workforce reduction	876	1,860
Other restructuring costs	3	166
Total restructuring charges	$442	$2,421
Restructuring Plan
During the first quarter of 2023, the Company initiated a restructuring plan to help mitigate the adverse impact that the current macroeconomic conditions were having on financial results and business operations. The Company continues to evaluate what, if any, further actions may be necessary related to the current macroeconomic conditions. As such, this is an ongoing restructuring program. The restructuring plan primarily included workforce reduction charges that consists of one-time termination benefits and the related costs to mitigate the adverse impacts of the current macroeconomic conditions, which includes exiting duplicative and loss-making contracts.
The estimated amount of unpaid restructuring charges as of March 31, 2024 includes amounts in accrued expenses that are expected to be paid in less than one year.

Restructuring Charges Outstanding	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
	(amounts in thousands)
Restructuring charges, beginning balance	$2,652	$2,750
Additions	442	14,975
Payments/Settlements	(1,909)	(15,073)
Restructuring charges unpaid and outstanding	1,185	2,652
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$1,185	$2,652
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
Through its podcast studios, the Company also provides embedded advertisements in its owned and operated podcasts and other on-demand content. Performance obligations include delivery of advertisements. The Company recognizes revenue at a point in time when the advertisements are delivered and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
The Company also operates a digital agency business that serves local and national advertisers. The Company's offerings span all facets of digital advertising, with a suite of products that can fit nearly every advertiser's needs, helping them generate strong returns from their digital campaigns. Advertisers can buy across the Company's broadcast platform, owned digital assets like streaming and podcasting, and third-party digital offerings like search, social, email and video.
Through its podcast studios, the Company creates podcasts for which it earns production fees. Performance obligations include the delivery of episodes. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the term of the production contract.
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
The Company also sells sponsorships including, but not limited to, naming rights related to its programs or studios. Performance obligations include the mentioning or displaying of the sponsors' names, logos, product information, slogans or neutral descriptions of the sponsors' goods or services in acknowledgement of their support. These revenues are fixed based upon contractually agreed upon terms. The Company recognizes revenue over the length of the sponsorship agreement based upon the fair value of the deliverables included.
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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $1.2 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable - Contract Balances	March 31, 2024	December 31, 2023
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$224,767	$256,466
Unearned revenue - current	13,439	10,990
Unearned revenue - noncurrent	1,086	1,257
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

Significant changes in the contract liabilities balances during the period are as follows:

Unearned Contract Revenue	Three Months Ended March 31, 2024
(amounts in thousands)
Beginning balance on January 1, 2024	$12,247
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(1,780)
Additions, net of revenue recognized during period	4,058
Ending balance	$14,525
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
Revenue by Source	2024	2023
	(amounts in thousands)
Spot revenues	$153,580	$159,309
Digital revenues	62,748	56,925
Network revenues	21,947	19,868
Sponsorships and event revenues	13,343	12,444
Other revenues	10,188	11,089
Net revenues	$261,806	$259,635

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability, as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.
Lease Expense
The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost	2024	2023
	(amounts in thousands)
Operating lease cost	$11,828	$12,304
Variable lease cost	3,826	2,850
Short-term lease cost	5	—
Non-cash impairment of ROU Assets and other costs related to impairment of leases	156	5,050
Total lease cost	$15,815	$20,204

During the three months ended March 31, 2024, the Company paid $3.6 million to terminate or amend leases in San Francisco, Atlanta, Providence and Denver, and recorded a net gain of $3.0 million.

Supplemental Lease Information
Supplemental information related to leases was as follows:

	Three Months Ended March 31,
Other information related to leases	2024	2023
	(dollars in thousands)
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities	$13,429	$13,469
Lease liabilities arising from obtaining right-of-use assets	$3,358	$16,476
Other supplementary information:
Weighted-average remaining lease term - operating leases	6.34 years	6.67 years
Weighted-average discount rate - operating leases	5.13%	4.86%
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
The following table presents the changes in the carrying value of broadcasting licenses. Refer to Note 2, Dispositions, and Note 16, Assets Held for Sale, for additional information.

Broadcast Licenses Carrying Amount	March 31, 2024	December 31, 2023
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$794,771	$2,089,226
Disposition of radio stations (See Note 2)	—	(4,956)
Loss on impairment	—	(1,289,499)
Ending period balance	$794,771	$794,771
The following table presents the changes in goodwill. Refer to Note 2, Dispositions, for additional information.

Goodwill Carrying Amount	March 31, 2024	December 31, 2023
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,588
Accumulated loss on impairment as of January 1,	(998,673)	(998,673)
Ending period balance (1)	$63,915	$63,915
(1)Our goodwill carrying amount as of March 31, 2024 is limited to the goodwill acquired in the 2019 acquisitions of Cadence13 and Pineapple Street and the 2021 acquisition of Podcorn totaling approximately $64.0 million allocated to the podcast reporting unit. At December 1, 2023, our annual impairment date, the podcast reporting unit fair value approximated its carrying value, as such, no impairment was needed.
Broadcasting Licenses Impairment Test
The Company performs its broadcasting license impairment test by using the Greenfield method at the market level. Each market’s broadcasting licenses are combined into a single unit of accounting for purposes of testing impairment, as the broadcasting licenses in each market are operated as a single asset. The broadcasting licenses are assessed for recoverability at the market level. The Company determines the fair value of the broadcasting licenses in each of its markets by relying on a discounted cash flow approach (a 10-year income model) assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The Company's fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information for an average station within a certain market. These assumptions include, but are not limited to: (i) the discount rate; (ii) the profit margin of an average station within a market, based upon market size and station type; (iii) the forecast growth rate of each radio market; (iv) the estimated capital start-up costs and losses incurred during the early years; (v) the likely media competition within the market area; (vi) the tax rate; and (vii) future terminal values. Of the seven variables identified above, the Company believes that the assumptions in items (i) through (iii) above are the most important and sensitive in the determination of fair value.
The Company evaluates whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for its FCC broadcasting licenses. During each of the first quarters of 2024 and 2023, the Company determined that there were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of broadcasting licenses was required.
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
Goodwill Impairment Test
The Company uses an income approach in computing the fair value of the Company's Goodwill. This approach utilizes a discounted cash flow approach by projecting the Company's income over a specified time and capitalizing at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the reporting unit to its carrying value.
The Company’s fair value analysis contains assumptions based upon past experience, reflects expectations of industry observers and includes judgments about future performance using industry normalized information. The cash flow projection for the reporting unit includes significant judgments and assumptions relating to the revenue, operating expenses, projected operating profit margins, and the discount rate. Changes in the Company's estimates of the fair value of these assets could result in material future period write-downs of the carrying value of the Company's goodwill.
During the first quarters of 2024 and 2023, the Company evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted and accordingly, no impairment was recorded.
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

7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

Other Current Liabilities	March 31, 2024	December 31, 2023
	(amounts in thousands)
Accrued interest payable	$—	$76,680
Accrued compensation	13,219	22,918
Unearned revenue	13,439	10,990
Advertiser obligations	6,427	5,601
Accounts receivable credits	3,224	2,875
Other	10,625	11,967
Total other current liabilities	$46,934	$131,031
8.    DEBT
Debt was comprised of the following as of the periods indicated:

Debt	March 31, 2024	December 31, 2023
	(amounts in thousands)
Short-term borrowing:
DIP Facility(1)	$32,000	$—

Long-term debt, current: (2)
Old Credit Facility
Old Revolver, matures August 19, 2024	220,126	220,126
Old Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	—	836
	852,541	853,377
Old 2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	—	2,477
	460,000	462,477
Old 2029 Notes
6.750% notes due March 31, 2029	540,000	540,000

Accounts receivable facility, as amended, matures January 9, 2026	75,000	75,000
Total debt before deferred financing costs	1,959,541	1,930,854
Deferred financing costs	—	(6,831)
Total debt, prior to reclassification to Liabilities subject to compromise	1,959,541	1,924,023
Less amounts reclassified to Liabilities subject to compromise	(1,852,541)	—
Less amount reclassified to Short-term borrowing	(32,000)	—
Total Long-term debt, net	$75,000	$1,924,023

Outstanding standby letters of credit	$—	$—
(1)The scheduled maturity of the DIP Facility will be the earlier of (i) 180-days following the entry of the order entered by the Bankruptcy Court on February 20, 2024 confirming the Plan (the "Confirmation Order") while regulatory approval is pending,

(ii) the effective date of the Plan, and (iii) the time determined by an acceleration as a result of an event of default. The Company exercised the 180-day extension option on February 23, 2024.
(2)As of December 31, 2023, the Company had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases on January 7, 2024 constituted an event of default with respect to the Company's existing debt obligations other than its old accounts receivable facility, which accounted for $75.0 million of the Company's consolidated debt. As a result of the filing of the Chapter 11 Cases, all of such debt of the Debtors (which excludes the accounts receivable facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other prepetition obligations of the Debtors are subject to settlement under the Plan which was confirmed by the Bankruptcy Court on February 20, 2024.
(A) Prepetition Debt (Historical)
The filing of the Chapter 11 Cases constituted an event of default and the Prepetition Debt Instruments (other than the Old Receivables Facility (as defined below)), became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. As such, during the three months ended March 31, 2024, the Company reclassified the balance of the Prepetition Debt Instruments (other than the Old Receivables Facility) to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old Credit Facility
As of March 31, 2023, the Company's old credit facility, as amended (the "Old Credit Facility"), which was comprised of a $227.3 million revolver with an original stated maturity date of August 19, 2024 (the "Old Revolver"), and a $632.4 million term loan with a stated maturity date of November 17, 2024 (the "Old Term B-2 Loan").
As of March 31, 2024, the Company reclassified the balance of the Old Credit Facility to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2027 Notes

In 2019 and 2021, the Company and its finance subsidiary, Audacy Capital Corp. ("Audacy Capital Corp.") issued $425.0 million and an additional $45.0 million, respectively, in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the "Old 2027 Notes").

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
As of March 31, 2024, the Company reclassified the balance of the Old 2027 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2029 Notes

In 2021, the Company and Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "Old 2029 Notes"). Interest on the Old 2029 Notes accrues at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of March 31, 2024, the Company reclassified the balance of the Old 2029 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
Old Receivable Facility
On July 15, 2021, the Company and certain of its subsidiaries, including Audacy Receivables, LLC, a Delaware limited liability company and the Company's wholly-owned subsidiary ("Audacy Receivables") entered into the $75.0 million receivables facility (the "Old Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Old Credit Facility. Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
The Old Receivables Facility was set to expire on July 15, 2024. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current, respectively, on the Company's condensed consolidated balance sheet.
On January 9, 2024, the Company amended its Old Receivables Facility (as described below in the section entitled —New Receivables Facility).

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

Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 180-days following the entry of the Confirmation Order (which occurred on February 20, 2024) while regulatory approval is pending, (ii) the effective date of the Plan, and (iii) the time determined by an acceleration as a result of an event of default. The Company exercised the 180-day extension option on February 23, 2024.

The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain debt, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the final order of the Bankruptcy Court approving the entry into the DIP Credit Agreement.

As of March 31, 2024, the Company has borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, the Company expects to convert certain outstanding amounts owing under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the anticipated credit facility upon emergence from Chapter 11 protection in accordance with the terms of the Plan. See our 2023 Annual Report, Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt."
During the three months ended March 31, 2024, the Company recorded the DIP Facility to Short-term borrowing and expensed $2.5 million of financing fees in connection with the DIP Facility to Reorganization items, net on the condensed consolidated statement of operations. Refer to Note 10, Reorganization items, net for further information.

New Receivables Facility

On January 9, 2024, the Company amended the Old Receivables Facility agreements to, among other things, increase the available financing limit from $75.0 million to $100.0 million, extend the facility revolving period termination date from July 15, 2024 to January 9, 2026, and remove the financial covenants for the period of the Chapter 11 Cases (the “New Receivables Facility”). The New Receivables Facility was approved by an order of the Bankruptcy Court. The terms of the New Receivables Facility are substantially similar to the terms of the Old Receivables Facility, subject to certain amendments relating to the Chapter 11 Cases. This New Receivables Facility is recorded in Long Term Debt in our condensed consolidated balance sheet.
Audacy Receivables, which is the seller under the New Receivables Facility is considered an SPV as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.

The Company continues to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable it to continue its business operations in the ordinary course. As of March 31, 2024, the SPV has $213.2 million of net accounts receivable and $75.0 million of outstanding principal investments under the New Receivables Facility. The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will remain effective through the new amended maturity date, unless on the effective date of the plan, certain specified exit conditions, including certain amendments, are not satisfied. The Company expects to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See our 2023 Annual Report, Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt."
As of March 31, 2024, the Company was compliant with the New Receivables Facility and related financial covenants, in all material respects.
Liquidity
As of March 31, 2024, total liquidity was $126.9 million and consisted of cash and cash equivalents of $101.9 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility of $25.0 million.
(C) Net Interest Expense

In connection with the Debtor’s voluntary filing under Chapter 11, interest was stayed on the Company’s Old Credit Facility, Old 2027 Notes and Old 2029 Notes. Therefore, the Company did not accrue interest expense for the period from January 8 through March 31, 2024 of approximately $31.6 million.
The components of net interest expense are as follows:

	Three Months Ended March 31,
Net Interest Expense	2024	2023
	(amounts in thousands)
Interest expense	$5,156	$31,372
Amortization of deferred financing costs	210	1,265
Amortization of original issue premium of Senior Notes	—	(256)
Total net interest expense	$5,366	$32,381

9.    LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, Basis of Presentation, since the Petition Date, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying condensed consolidated balance sheets, Liabilities Subject to Compromise reflects the expected amount of the prepetition claims that are not expected to be repaid at the full claim amount based on the Company's confirmed Plan. Liabilities Subject to Compromise at March 31, 2024 consisted of the following:

Liabilities Subject to Compromise	March 31, 2024
(amounts in thousands)
Debt subject to compromise
Old Revolver, matures August 19, 2024	$220,126
Old Term B-2 Loan, due November 17, 2024	632,415
Old 2027 Notes	460,000
Old 2029 Notes	540,000
Accrued interest on debt subject to compromise	79,246
Total liabilities subject to compromise	$1,931,787
The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities Subject to Compromise may change, including after the effective date of the Plan.

10.     REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024 and were as follows:

Three Months Ended March 31,
Reorganization Items, Net	2024
(amounts in thousands)
Write-off of deferred debt issuance costs and unamortized premium	$4,300
Debt issuance costs associated with short-term borrowing	2,508
Professional fees	19,227
Reorganization items, net	$26,035

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-off of deferred debt issuance costs, write-off of deferred financing costs, and write-off of unamortized fair market value adjustment are included in Reorganization items, net.

As of March 31, 2024, $10.4 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying condensed consolidated balance sheet.

11.    CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION
The financial statements below represent the condensed combined financial statements of the Debtors. The results of the Company's non-debtor entity, Audacy Receivables, are not included in these condensed combined financial statements.
Intercompany transactions among the Debtors have been eliminated in the condensed combined Debtors' financial statements. Intercompany transactions between the Debtors and Audacy Receivables have not been eliminated in the Debtors' financial statements.

The Debtors' transfer of trade receivables to Audacy Receivables and receipt of receivable collections, net of collection costs are reflected as capital contributions and distributions through Investment in affiliates. The Debtors also earn a fee for servicing the contributed receivables from Audacy Receivables, and unpaid servicing fees are reflected in the Due from affiliates balance. The Debtor's loss on sale of receivables and income related to its servicing of receivables are reflected as Other income and expense with affiliates. The results of operations of the Debtors may not represent the actual results if operating on a stand-alone basis.
Debtors Balance Sheet
(amounts in thousands)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS:
Cash	$96,546	$59,989
Accounts receivable, net of allowance for doubtful accounts	13,384	13,918
Prepaid expenses, deposits and other	77,830	70,537
Due from affiliates	140	178
Total current assets	187,900	144,622
Investment in affiliates	145,252	184,868
Net property and equipment	279,359	284,681
Operating lease right-of-use assets	195,984	202,010
Radio broadcasting licenses	794,771	794,771
Goodwill	63,915	63,915
Assets held for sale	—	1,544
Software, net	122,918	129,128
Other assets, net of accumulated amortization	24,070	22,772
TOTAL ASSETS	$1,814,169	$1,828,311
LIABILITIES:
Accounts payable	$6,214	$21,742
Accrued expenses	69,237	73,040
Other current liabilities	46,934	131,031
Operating lease liabilities	39,206	37,631
Short-term borrowing	32,000
Long-term debt, current portion	—	1,849,518
Total current liabilities	193,591	2,112,962
Long-term debt	—	—
Operating lease liabilities, net of current portion	188,448	201,802
Deferred tax liabilities	97,452	101,937
Other long-term liabilities	21,930	23,508
Liabilities subject to compromise	1,931,787	—
SHAREHOLDERS' DEFICIT:
Equity (deficit)	(619,039)	(611,898)
Total shareholders' deficit	(619,039)	(611,898)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,814,169	$1,828,311

Debtors' Statement of Operations
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
NET REVENUES	$261,806	$259,635
OPERATING EXPENSE:
Station operating expenses	232,492	233,927
Depreciation and amortization expense	21,910	17,442
Corporate general and administrative expenses	22,947	25,298
Restructuring charges	442	2,421
Impairment loss	156	5,050
Net gain on sale or disposal of assets	(15,804)	(12,404)
Other expenses	88	110
TOTAL OPERATING EXPENSES	262,231	271,844
OPERATING LOSS	(425)	(12,209)
Interest expense, net	3,500	30,889
Reorganization items. net	26,035	—
Other (income) expense	(20,885)	3,894
LOSS BEFORE INCOME TAXES	(9,075)	(46,992)
INCOME TAX BENEFIT	(4,485)	(8,689)
NET LOSS	$(4,590)	$(38,303)

Debtors' Statement of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net cash used in operating activities	$(63,057)	$(65,624)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,110)	(7,195)
Proceeds from sale of property, equipment, intangibles and other assets	14,395	16,866
Additions to software	(4,839)	(6,423)
Proceeds from sale of investment	25,489	—
Net cash provided by investing activities	32,935	3,248

FINANCING ACTIVITIES:
Borrowing DIP Facility	32,000	—
Payments of long-term debt	—	(10)
Payment for debt issuance costs associated with short-term borrowing	(2,081)	—
Purchase of vested employee restricted stock units	—	(127)
Payment of dividend equivalents on vested restricted stock units	—	(60)
Net distributions from investment in affiliates	36,760	50,322
Net cash provided by financing activities	66,679	50,125

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,557	(12,251)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	59,989	88,989
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$96,546	$76,738

12.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of March 31, 2024, the Company had no derivative instruments qualifying for hedge accounting treatment.
As of March 31, 2023, the Company had the following derivative instruments which qualified as a cash flow hedge that qualified for hedge accounting treatment. The Company settled this transaction in November 2023 which was earlier than its original expiration date of June 28, 2024. After exiting the position, the Company had no derivative instruments qualifying for hedge accounting treatment.
The following table presents the derivative that was outstanding as of March 31, 2023.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed SOFR Rate	Expiration Date
	(amounts in millions)
			Cap	2.75%
Collar(1)	$220.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024
Total	$220.0
(1)The notional amount of this derivative decreased to $90.0 million in June 2023 and the Company settled the transaction in November 2023.
For the three months ended March 31, 2023, the Company recorded the net change in the fair value of this derivative as a loss of $0.8 million (net of tax benefit of $0.3 million as of March 31, 2023) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of March 31, 2023, the fair value of this derivative was an asset of $2.1 million, and was recorded in Other assets.

The following table presents the accumulated net derivative gain (loss) recorded in other comprehensive income (loss) for the three months ended March 31, 2023:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)	Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended March 31,
2023	2023
(amounts in thousands)
$(840)	$—
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

13.    NET LOSS PER COMMON SHARE
The following tables present the computations of basic and diluted net loss per share from continuing operations:

	Three Months Ended March 31,
Net Loss per Common Share	2024	2023
	(amounts in thousands, except per share data)
Basic Loss Per Share
Numerator:
Net loss	$(1,852)	$(35,901)
Denominator:
Basic weighted average shares outstanding	4,730	4,704
Net loss per share - Basic	$(0.39)	$(7.63)
Diluted Loss Per Share
Numerator:
Net loss	$(1,852)	$(35,901)
Denominator:
Basic weighted average shares outstanding	4,730	4,704
Effect of RSUs and options under the treasury stock method(1)	—	—
Diluted weighted average shares outstanding	4,730	4,704
Net loss per share - Diluted	$(0.39)	$(7.63)
(1) The Company had net losses used to calculate earnings per share for the three months ended March 31, 2024 and 2023. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for that period because they would be anti-dilutive. The Company excluded 241 and 277 anti-dilutive shares from diluted EPS at March 31, 2024 and 2023, respectively.
14.    INCOME TAXES
Tax Rate for the three months ended March 31, 2024
The Company recognized an income tax benefit at an effective income tax rate of 70.8% for the three months ended March 31, 2024. The effective income tax rate was impacted by state and local income taxes, the tax effect of bankruptcy-related fees, and certain statutory non-deductible items.
Tax Rate for the three months ended March 31, 2023
The Company recognized an income tax benefit at an effective income tax rate of 19.5% for the three months ended March 31, 2023, which was determined using a forecasted rate based upon projected taxable income for the full year.

Pending IRS refund claim
The Company was able to carryback its 2020 federal income tax to its 2018 tax year and filed a refund claim with the IRS for a total of $5.5 million.
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

15.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	Fair Value Measurements At March 31, 2024
Description	Balance at March 31, 2024	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (2)	$19,630	$19,630	$—	$—	$—

Contingent Consideration (3)	$31	$—	$—	$31	$—

	Fair Value Measurements At December 31, 2023
Description	Balance at December 31, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1) (2)	$21,045	$16,923	$—	$—	$4,122

Contingent Consideration (3)	$31	$—	$—	$31	$—
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
(2)The Company’s deferred compensation liability, which is included in other long-term liabilities, is recorded at fair value on a recurring basis.
(3)In connection with the Podcorn acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

During the three months ended March 31, 2024, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable.
During the three months ended March 31, 2023, the Company recorded a $5.1 million impairment related to abandoned studio space in San Francisco and abandoned office space in Houston. As a result, the Company wrote off the ROU asset carrying value of each space. There were no other events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable during the three months ended March 31, 2023.

Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	March 31, 2024		December 31, 2023
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
DIP Facility(1)	$32,000	n/a	n/a	n/a
Old Term B-2 Loans (2)	$632,415	$372,749	$632,415	$309,747
Old Revolver (3)	$220,126	$220,126	$220,126	$220,126
Old 2029 Notes (4)	$540,000	$19,238	$540,000	$10,125
Old 2027 Notes (4)	$460,000	$16,388	$460,000	$8,625
Accounts receivable facility, as amended(1)	$75,000	n/a	$75,000	n/a
The following methods and assumptions were used to estimate the fair value of financial instruments:
(1)The Company does not believe it is practicable to estimate the fair value of the DIP Facility, the Old Receivables Facility and the New Receivables Facility.
(2)The Company utilizes a Level 2 valuation input based upon the market trading price of the Old Term B-2 Loan to compute the fair value as the Old Term B-2 Loan is traded in the debt securities market. The fair value of the Old Term B-2 Loan is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(3)The fair value of the Old Revolver was considered to approximate the carrying value as the interest payments are based on SOFR rates that reset periodically. The Old Revolver is considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
(4)The Company utilizes a Level 2 valuation input based upon the market trading prices of the Old 2029 Notes and Old 2027 Notes to compute the fair value as these Old 2029 Notes and Old 2027 Notes are traded in the debt securities market. The Old 2029 Notes and Old 2027 Notes are considered a Level 2 measurement as the pricing inputs are other than quoted prices in active markets.
16.    ASSETS HELD FOR SALE
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
During the first quarter of 2024, the Company completed the sales of land, building and equipment located in Boston, Massachusetts for aggregate proceeds of $14.4 million. The Company recognized net gains on the sales, net of commissions and other expenses, of $12.9 million on these sales.
The major categories of these assets held for sale are as follows as of the dates indicated:

Assets Held for Sale	March 31, 2024	December 31, 2023
	(amounts in thousands)
Property and equipment, net	$—	$1,544
Net assets held for sale	$—	$1,544
17.    SHAREHOLDERS’ DEFICIT
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividend equivalents on unvested RSUs as of the dates indicated:

Dividend Equivalent Liabilities	Balance Sheet Location	March 31, 2024	December 31, 2023
		(amounts in thousands)
Short-term	Other current liabilities	$1	$1
Long-term	Other long-term liabilities	19	19
Total		$20	$20
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP effective January 1, 2023. As such, no shares were purchased and no non-cash compensation expense was recognized in connection with the ESPP in three months ended March 31, 2024 and 2023.
Share Repurchase Program
During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
18.    CONTINGENCIES AND COMMITMENTS
Contingencies
The Company is subject to various outstanding claims which arise in the ordinary course of business and to other legal proceedings. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s financial position, results of operations or cash flows. There were no material changes from the contingencies listed in the 2023 Annual Report.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following results of operations include a discussion of the three months ended March 31, 2024 as compared to the comparable period in the prior year. Our results of operations during the relevant periods represent the operations of the radio stations owned or operated by us.
The following discussion and analysis contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. You should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
◦holders of first lien claims will receive their pro rata share of 75% of such new equity; and holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the new second lien warrants exercisable within four years on a "cash" or "cashless" basis for 17.5% of the new equity on a fully diluted basis at an equity value of $771.0 million (the "New Second Lien Warrants").
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

Information filed with the Bankruptcy Court in connection with the Restructuring is also accessible on the website of our claims and noticing agent at https://dm.epiq11.com/Audacy. Such information is not part of this Quarterly Report on Form 10-Q or any other report we file with, or furnish to, the SEC. See Note 1, Basis of Presentation and Significant Policies, for additional information about the Plan and the Chapter 11 Cases.

Results of Operations
Three Months Ended March 31, 2024 as compared to Three Months Ended March 31, 2023

The following significant factors affected our results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:
•Our net loss for the three months ended March 31 2024 was $1.9 million, a change of $34.0 million compared to the net loss of $35.9 million in the three months ended March 31, 2023. The decrease in net loss was primarily driven by a decrease in interest expense of $27.0 million, an increase in other income of $25.5 million and a decrease in operating loss of $11.8 million, offset by an increase in reorganization items of $26.0 million.
•Our consolidated operating expense was $262.2 million, a decrease of $9.6 million compared to the three months ended March 31, 2023. This decrease was primarily driven by lower impairment loss, lower gains on sale or disposal of assets, lower corporate general administrative expenses, lower restructuring charges and higher net revenues. These favorable differences were offset by increased depreciation expense.
•We recorded $26.0 million of bankruptcy related reorganization expenses in the three months ended March 31, 2024.
•We obtained DIP financing of $32.0 million and amended our receivables facility primarily to increase the available financing limit from $75.0 million to $100.0 million and to extend the maturity date to January 9, 2026.
•Our liquidity in 2024 was affected by our Going Concern status in connection with ongoing difficult macroeconomic conditions. Our liquidity at March 31, 2024 was $126.9 million and consisted of cash and cash equivalents of $101.9 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility (as defined below) of $25.0 million.

The table below presents the comparison of our historical results of operations for the three months ended March 31, 2024 to the three months ended March 31, 2023:

	THREE MONTHS ENDED MARCH 31,
	2024	2023	% Change(1)
	(dollars in millions)
NET REVENUES	$261.8	$259.6	1%

OPERATING EXPENSE:
Station operating expenses	232.5	233.9	(1)%
Depreciation and amortization expense	21.9	17.4	26%
Corporate general and administrative expenses	22.9	25.3	(9)%
Restructuring charges	0.4	2.4	(83)%
Impairment loss	0.2	5.1	(96)%
Net gain on sale or disposal of assets	(15.8)	(12.4)	27%
Other expenses	0.1	0.1	—%
TOTAL OPERATING EXPENSE	262.2	271.8	(4)%
OPERATING LOSS	(0.4)	(12.2)	(97)%
Interest expense, net	5.4	32.4	(83)%
Reorganization items, net	26.0	—	100%
Other income	(25.5)	—	(100)%
LOSS BEFORE INCOME TAXES	(6.3)	(44.6)	(86)%
INCOME TAX BENEFIT	(4.5)	(8.7)	(48)%
NET LOSS	$(1.9)	$(35.9)	95%

The following significant factors affected our results of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:
Net Revenues
Revenues increased $2.2 million, or 1%, compared to the prior year period primarily due to an increase in Digital, Network and Sponsorships and Events revenues, offset by a decrease in Spot (local and national) revenue. Net revenues increased the most for our Orlando, New York, Miami, Austin, Detroit and Los Angeles markets. Net revenues decreased the most for our stations located in the Philadelphia, Denver, Phoenix Milwaukee and New Orleans markets.
Station Operating Expenses
Station operating expenses decreased $1.4 million, or 1%, compared to the prior year period primarily due to expense reductions related to programming costs in traditional and digital media and a decrease in non-cash compensation partially offset by increased payroll and related expenses.
Station operating expenses include non-cash compensation expense of $0.1 million and $0.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.5 million, or 26%, as compared to the prior year period. The increase is primarily related to the amortization of software due to our increase in software assets that were capitalized during 2023 and 2024.

Corporate General and Administrative Expenses
Corporate general and administrative decreased $2.4 million, or 9%, as compared to the prior year period due to lower payroll and benefit expense as well as lower non-cash compensation expenses. Expenses include non-cash compensation expense of $0.2 million and $1.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Restructuring Charges
During the three months ended March 31, 2024 and 2023, we incurred restructuring charges of $0.4 million and $2.4 million, respectively, primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges as well as termination charges associated with loss-making contracts. Amounts were expensed as incurred.
Impairment Loss
During the three months ended March 31, 2024, we incurred an impairment loss of $0.2 million in connection with costs incurred related to the early termination of leases. During the three months ended March 31, 2023, we incurred an impairment loss of $5.1 million related to an early termination of a lease and other costs related to terminations.
Interest Expense, Net
During the three months ended March 31, 2024, interest expense decreased $27.0 million compared to the prior year period primarily due to our bankruptcy actions which commenced in January 2024.
Net Gain on Sale or Disposal of Assets
During the three months ended March 31, 2024, we completed the sales of land, building and equipment located in Boston, Massachusetts for a net gain of $12.9 million. Further, we paid $3.6 million to terminate or amend leases related to contracts in San Francisco, Atlanta, Providence and Denver and recorded a gain of $3.0 million related to these transactions.
Reorganization Items, Net

During the three months ended March 31, 2024, we recognized reorganization items of $26.0 million related to the Chapter 11 Cases, consisting of professional fees of $19.2 million, incurred debt issuance costs of $2.5 million related to our short-term borrowing, and the write-off of deferred debt issuance costs and unamortized premium of $4.3 million related to our prepetition debt.
Other Income
During the three months ended March 31, 2024, we recorded $25.5 million related to our sale of our interest in our investment in BMI.
Income Tax Benefit
Tax Rate for the three Months Ended March 31, 2024

We recognized an income tax benefit at an effective income tax rate of 70.8% for the three months ended March 31, 2024. The effective income tax rate was impacted by state and local income taxes, the tax effect of bankruptcy-related fees, and certain statutory non-deductible items.
Tax Rate for the three Months Ended March 31, 2023
We recognized an income tax benefit at an effective income tax rate of 19.5% for the three months ended March 31, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.

Liquidity and Capital Resources

Liquidity

During the pendency of the Chapter 11 Cases, our principal sources of liquidity are limited to cash on hand, cash flow from operations, borrowings under our $32.0 million debtor-in-possession facility (the "DIP Facility") and the New Receivables Facility (as defined below).

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we continue to critically review our liquidity and anticipated capital requirements, including for service of our debt post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued. Our ability to maintain adequate liquidity during the Chapter 11 Cases and after emergence from Chapter 11 protection depends on successful operation of our business, appropriate management of operating expenses and capital spending, and access to financing if required. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result after emergence from Chapter 11 protection.
As of March 31, 2024, total liquidity was $126.9 million and consisted of cash and cash equivalents of $101.9 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility of $25.0 million.

Debt

As of March 31, 2024, we had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases constituted an event of default with respect to our prepetition debt obligations other than our Old Receivables Facility (as defined below), which accounted for $75.0 million of our prepetition consolidated debt. As a result of the filing of the Chapter 11 Cases, all of such debt of the Debtors (which excludes the Old Receivables Facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. These debt obligations and substantially all our other prepetition obligations are subject to settlement under the Plan. Our prepetition debt, postpetition debt and anticipated debt, as described in further detail below and in Note 8, Debt, are as follows:

•Prepetition debt (historical) (each as defined below):
◦$227.3 million Old Revolver;
◦$632.4 million Old Term B-2 Loan;
◦$75.0 million Old Receivables Facility;
◦$460.0 million of Old 2027 Notes; and
◦$540.0 million of Old 2029 Notes;

• Postpetition debt (pendency of Chapter 11 Cases):
◦$32.0 million DIP Facility (classified as short-term borrowing); and
◦$100.0 million New Receivables Facility (classified as long term debt)(as defined below) of which $75 million was drawn as of March 31, 2024;

• Anticipated post-emergence debt (expected after emergence from Chapter 11 protection)(each as defined below):
◦$250.0 million Exit Credit Facility; and
◦$100.0 million Exit Receivables Facility (as defined below).

Prepetition Debt (Historical)
The filing of the Chapter 11 Cases constituted an event of default and the Prepetition Debt Instruments (other than the Old Receivables Facility (as defined below)), became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. As such, during the three months ended March 31, 2024, the Company reclassified the balance of the Prepetition Debt Instruments (other than the Old Receivables Facility) to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.

The Old Credit Facility
As of March 31, 2023, the Company's old credit facility, as amended (the "Old Credit Facility"), which was comprised of a $227.3 million revolver with an original stated maturity date of August 19, 2024 (the "Old Revolver"), and a $632.4 million term loan with a stated maturity date of November 17, 2024 (the "Old Term B-2 Loan").
As of March 31, 2024, the Company reclassified the balance of the Old Credit Facility to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2027 Notes
In 2019 and 2021, the Company and its finance subsidiary, Audacy Capital Corp. ("Audacy Capital Corp.") issued $425.0 million and an additional $45.0 million, respectively, in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the "Old 2027 Notes").

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
As of March 31, 2024, the Company reclassified the balance of the Old 2027 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2029 Notes
In 2021, the Company and Audacy Capital Corp., issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "Old 2029 Notes"). Interest on the Old 2029 Notes accrued at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of March 31, 2024, the Company reclassified the balance of the Old 2029 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
Old Receivables Facility
On July 15, 2021, the Company and certain of its subsidiaries, including Audacy Receivables, LLC, a Delaware limited liability company and the Company's wholly-owned subsidiary ("Audacy Receivables") entered into the $75.0 million receivables facility (the "Old Receivables Facility") to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Old Credit Facility. Audacy Receivables is considered a special purpose vehicle ("SPV") as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
The Old Receivables Facility was set to expire on July 15, 2024. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current, respectively, on the Company's condensed consolidated balance sheet.
On January 9, 2024, the Company amended its Old Receivables Facility (as described below in the section entitled —New Receivables Facility).

Postpetition Debt (Pendency of Chapter 11 Cases)

Debtor-in-Possession Facility

On January 9, 2024, Audacy Capital Corp. and certain of its subsidiaries entered into the DIP Facility pursuant to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “TL DIP Lenders”). The entry into the DIP Credit Agreement was approved by an order of the Bankruptcy Court.

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

Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 180-days following the entry of the order entered by the Bankruptcy Court on February 20, 2024 confirming the Plan while regulatory approval is pending, (ii) the effective date of the Plan, (iii) the time determined by an acceleration as a result of an event of default. The Company exercised the 180-day extension option on February 23, 2024.

The DIP Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain debt, certain bankruptcy-related events, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the DIP Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the DIP Credit Agreement and all actions permitted to be taken under the loan documents or applicable law, subject to the terms of the final order of the Bankruptcy Court approving the entry into the DIP Credit Agreement.

As of March 31, 2024, the Company has borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, the Company expects to convert certain outstanding amounts owing under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the anticipated exit credit facility upon emergence from Chapter 11 protection in accordance with the terms of the Plan. See "—Anticipated Post-Emergence Debt" in this Part I, Item 2.
During the three months ended March 31, 2024, the Company recorded the DIP Facility to Short-term borrowing and expensed $2.5 million of financing fees in connection with the DIP Facility to Reorganization items, net on the condensed consolidated statement of operations. Refer to Note 10, Reorganization items, net for further information.

New Receivables Facility

On January 9, 2024, the Company amended the Old Receivables Facility agreements to, among other things, increase the available financing limit from $75.0 million to $100.0 million, extend the facility revolving period termination date from July 15, 2024 to January 9, 2026, and remove the financial covenants for the period of the Chapter 11 Cases (the “New Receivables Facility”). The New Receivables Facility was approved by an order of the Bankruptcy Court. The terms of the New Receivables Facility are substantially similar to the terms of the Old Receivables Facility, subject to certain amendments relating to the Chapter 11 Cases. This New Receivables Facility is recorded in Long Term Debt in our condensed consolidated balance sheet.
Audacy Receivables, which is the seller under the New Receivables Facility is considered an SPV as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.

The Company continues to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable it to continue its business operations in the ordinary course. As of March 31, 2024, the SPV has $213.2 million of net accounts receivable and $75.0 million of outstanding principal investments under the New Receivables Facility. The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will remain effective through the new amended maturity date, unless on the effective date of the plan, certain specified exit conditions, including certain amendments, are not satisfied. The Company expects to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See "—Anticipated Post-Emergence Debt" in this Part I, Item 2.
As of March 31, 2024, the Company was compliant with the New Receivables Facility and related financial covenants, in all material respects.

Anticipated Post-Emergence Debt

Exit Facility

We expect to enter into a credit facility (the "exit Credit Facility") upon emergence from Chapter 11 protection, which will provide for term loans in an aggregate amount of $250.0 million consisting of (i) approximately $25.0 million in first-out exit term loans and (ii) approximately $225.0 million in second-out exit term loans, in each case subject to certain adjustment mechanisms. The first-out exit term loans will be comprised of converted DIP Facility claims, and only first lien lenders that are also lenders under the DIP Credit Agreement will have the option to participate in the first-out exit term loans. Holders of first lien loans will have a portion of their prepetition claims converted into the second-out exit term loans under the Plan. The Exit Credit Facility will allow us to obtain a senior-secured revolver facility of up to $50.0 million.

The first-out exit term loans will be secured by a lien on substantially all our assets after the Restructuring (subject to customary limitations and exceptions, including, without limitation, the assets of Audacy Receivables), will mature four years after the effective date of the Plan and will accrue interest at a SOFR plus an applicable margin of 7.00%, subject to standard ARRC credit spread adjustments. The second-out exit term loans will be secured on the same basis as, but will be subordinated in right of payment to, the first-out exit term loans, will mature five years after the effective date of the Plan and will accrue interest at a SOFR rate plus an applicable margin of 6.00%, subject to standard ARRC credit spread adjustments.

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

Operating Activities
Net cash flows used in operating activities were $28.5 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively.
The cash flows used in operating activities increased primarily due to the decrease in net loss. This decrease in net loss was primarily driven by a decrease in interest expense. Refer to "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Results of Operations” for additional information.
Investing Activities
Net cash flows provided by investing activities were $32.9 million and $3.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
During the three months ended March 31, 2024, net cash flows provided by investing activities included $25.5 million of other income proceeds received in connection with the sale of investments, and $14.4 million of proceeds received from our

2024 dispositions of assets. These aggregate proceeds were offset by $4.8 million used to purchase additions to software and $2.1 million used to purchase additions to property and equipment. During the three months ended March 31, 2023, cash proceeds of $16.9 million received from our 2023 dispositions was partially offset by net cash of $7.2 million used for additions to property and equipment and $6.4 million used for additions to software.
Financing Activities
Net cash flows provided by financing activities were $28.6 million and net cash used was $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
During the three months ended March 31, 2024, net cash flows provided by financing activities was primarily due to $32.0 million borrowed under the DIP Facility offset by $2.1 million used to pay issuance costs associated with short-term borrowing and $1.4 million used to pay financing fees related to the New Receivables Facility. During the three months ended March 31, 2023, net cash flows used in financing activities was primarily used to pay amounts outstanding on other debt, to purchase employee vested restricted stock units and to pay dividend equivalents on restricted stock units.
Dividends
Our quarterly dividend program has been suspended since 2022. As such, no dividends were declared or paid during 2023 or 2024. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Plan and under any credit agreements we enter into in connection with our emergence from Chapter 11 protection.
Share Repurchase Program
During the three months ended March 31, 2024 and 2023, respectively, we did not repurchase any shares under our share repurchase program.
Income Taxes
We do not anticipate making any federal income tax payments in 2024 primarily as a result of the availability of NOLs to offset federal tax due. We may need to make additional state estimated tax payments during the remainder of the year.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code, as amended. This ownership change will limit the utilization of our NOLs for post-acquisition tax years.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the three months ended March 31, 2024 were $6.9 million. We anticipate that total capital expenditures in 2024 will be approximately $48.0 million as we continue our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of March 31, 2024, there have been no net material changes in the total amount from the contractual obligations listed in our 2023 Annual Report, other than as described below.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of March 31, 2024. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, in our 2023 Annual Report, except for the application of ASC 852 that was implemented during the first quarter of 2024 in conjunction with the bankruptcy proceedings.
Broadcasting License Valuation Risk & Impairment Test
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

We evaluate whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for our FCC broadcasting licenses. During each of the first quarters of 2024 and 2023, we determined that there were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of broadcasting licenses was required. We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions.
If actual market conditions are less favorable than those projected by the industry or us, or if events occur or circumstances change that would reduce the fair value of our broadcasting licenses below the amount reflected in the condensed consolidated balance sheet, we may be required to conduct an interim test and possibly recognize impairment loss, which may be material, in future periods. The current macroeconomic conditions increase the uncertainty with respect to such market and economic conditions and, as such, increases the risk of future impairment.
Goodwill Valuation Risk & Impairment Test
Our goodwill carrying amount as of March 31, 2024 is limited to the goodwill acquired in the Cadence13 acquisition and Pineapple acquisition in 2019, and the goodwill acquired in the Podcorn acquisition and AmperWave acquisition in 2021.
We use an income approach in computing the fair value of our goodwill. This approach utilizes a discounted cash flow approach by projecting the Company’s income over a specified time and capitalize at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value, including goodwill.
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
During each of the first quarters of 2024 and 2023, we evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted.
We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions. A deterioration in our forecasted financial performance, an increase in discount rates, a reduction in long-term growth rates, a sustained decline in our stock price, and a failure to achieve analyst expectations could all be potential indicators of an impairment to the remaining goodwill.

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
Our management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Exchange Act) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect the Company’s business, financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our 2023 Annual Report. Refer to Note 18, Contingencies and Commitments in this Quarterly Report on Form 10-Q, for additional information.
ITEM 1A    Risk Factors

There have been no material changes to the risk factors associated with our business previously described in our 2023 Annual Report.

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds
The following table provides information on our share repurchases during the quarter ended March 31, 2024:

Period (1)	(a) Total Number Of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs(1)
January 1, 2024 - January 31, 2024	24	(2)	$0.22	—	$41,578,230
February 1, 2024 - February 29, 2024	—		$—	—	$41,578,230
March 1, 2024 - March 31, 2024	—		$—	—	$41,578,230
Total	24			—

(1)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended March 31, 2024.

(2)	The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2024 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.    Defaults Upon Senior Securities
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the following debt instruments (the “Debt Instruments”):
•the Old Credit Facility;
•the Old 2027 Notes; and
•the Old 2029 Notes.
As previously disclosed, any efforts to enforce the payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
None

ITEM 6.    Exhibits

Exhibit Number	Description
2.1 #
Debtors' Joint Prepackaged Plan of Reorganization for Audacy, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code, dated February 20, 2024. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K as filed on February 21, 2024).

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

4.8 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2021).
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

10.2 #
Debtor-in-Possession Credit Agreement, by and among Audacy, Inc. and its subsidiaries listed therein, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 8, 2024).

10.3 #
Amended and Restated Receivables Purchase Agreement, dated as of January 9, 2024, by and among Audacy Receivables, LLC, Autobahn Funding Company LLC, DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main and Audacy Operations, Inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2024).

10.4 #
Amended and Restated Purchase and Sale Agreement, dated as of January 9, 2024, among Audacy Operations, Inc., the originators party thereto and Audacy New York, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 10, 2024).

10.5 #
Amended and Restated Sale and Contribution Agreement, dated as of January 9, 2024, among Audacy Operations, Inc., Audacy New York, LLC and Audacy Receivables, LLC. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 10, 2024).

10.6 #
Amended and Restated Performance Guaranty, dated as of January 9, 2024, between Audacy, Inc. and DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 10, 2024).

10.7 #†	Audacy, Inc. Non-employee Director Compensation Policy, as amended. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 8, 2024).

10.8 #†	Form of January 2024 Retention Letter Agreement. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 8, 2024).
10.9 #†
First Amendment to Amended and Restated Employment Agreement, effective as of January 5, 2024, between Audacy, Inc. and David J. Field. (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 8, 2024).

10.10 #†
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy, Inc. and Richard Schmaeling. (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on January 8, 2024).

10.11 #†
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and Susan Larkin. (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on January 8, 2024).

10.12 #†
Third Amendment to Amended and Restated Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and Andrew Sutor. (Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on January 8, 2024).

10.13 #†
First Amendment to Employment Agreement, effective as of January 5, 2024, between Audacy Services, LLC and J.D. Crowley. (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on January 8, 2024).

31.1 *	Certification of President and Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Executive Vice President and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as created by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
#	Incorporated by reference.
†	Management contract or compensatory plan or arrangement
**	Furnished herewith. Exhibit is “accompanying” this report and shall not be deemed to be “filed” herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDACY, INC. (Registrant)

Date: May 13, 2024	/s/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 13, 2024	/s/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)