Form 10-Q
period 2024-06-30
AUDACY, INC.
filed 2024-08-09
CIK 1067837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Class A common stock, $0.01 par value – 4,594,717 shares outstanding as of July 31, 2024
Class B common stock, $0.01 par value – 134,839 shares outstanding as of July 31, 2024

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

Forward-looking statements are presented for illustrative purposes only and reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, without limitation, any statements regarding: the restructuring of our indebtedness pursuant to Chapter 11 under the protection of the bankruptcy court; our ability to consummate the confirmed Plan (as defined below) or any delay in doing so; our future economic conditions or performance, including statements about our ability to continue as a going concern; projections of earnings, revenues or other financial items; the plans, strategies and objectives of management for future operations; proposed new services or developments; our beliefs; and our assumptions underlying any of the foregoing.

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
•our ability to consummate the confirmed Plan or any delay in doing so;
•our ability to pursue our business strategies during the Chapter 11 Cases;
•our ability to generate sufficient cash from operations to fund our operations or obtain sufficient financing to fund both operations and the costs of the Chapter 11 Cases, particularly if the Chapter 11 Cases extend beyond the maturity date of our DIP Facility (as defined below);
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

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We do not intend, and we do not undertake any obligation, to update these statements or publicly release the result of any revision(s) to these statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ii

PART I - FINANCIAL INFORMATION
ITEM 1.     Financial Statements
AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	JUNE 30, 2024	DECEMBER 31, 2023
ASSETS:
Cash, cash equivalents and restricted cash	$105,595	$72,994
Accounts receivable, net of allowance of $7,450 in 2024 and $6,845 in 2023	255,335	258,088
Prepaid expenses, deposits and other	71,545	70,537
Total current assets	432,475	401,619
Property and equipment, net	274,739	284,681
Software, net	109,745	129,128
Operating lease right-of-use assets	188,326	202,010
Radio broadcasting licenses	794,771	794,771
Goodwill	63,915	63,915
Assets held for sale	—	1,544
Other assets	25,665	22,772
TOTAL ASSETS	$1,889,636	$1,900,440
LIABILITIES:
Accounts payable	$11,911	$21,742
Accrued expenses	67,023	73,519
Other current liabilities	50,943	131,031
Operating lease liabilities	39,014	37,631
Short-term borrowing	32,000	—
Long-term debt, current portion	—	1,924,023
Total current liabilities	200,891	2,187,946
Long-term debt	75,000	—
Operating lease liabilities, net of current portion	179,794	201,802
Net deferred tax liabilities	94,367	101,937
Other long-term liabilities	20,788	23,508
Liabilities subject to compromise	1,931,787	—
CONTINGENCIES AND COMMITMENTS (Note 18)
SHAREHOLDERS’ DEFICIT:
Class A common stock $0.01 par value; voting; authorized 200,000,000 shares; issued and outstanding 4,852,895 and 4,867,170 shares at June 30, 2024 and December 31, 2023 respectively	49	49
Class B common stock $0.01 par value; voting; authorized 75,000,000 shares; issued and outstanding 134,839 shares at June 30, 2024 and December 31, 2023	1	1
Class C common stock $0.01 par value; non-voting; authorized 50,000,000 shares; no shares issued and outstanding	—	—
Additional paid-in capital	1,683,150	1,682,467
Accumulated deficit	(2,296,191)	(2,297,270)
Total shareholders’ deficit	(612,991)	(614,753)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,889,636	$1,900,440
See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2024	2023	2024	2023
NET REVENUES	$301,610	$298,513	$563,417	$558,148

OPERATING EXPENSE:
Station operating expenses	251,715	266,120	484,208	500,048
Depreciation and amortization expense	21,714	17,575	43,624	35,017
Corporate general and administrative expenses	21,094	25,880	44,041	51,179
Restructuring charges	3,870	8,511	4,312	10,932
Impairment loss	5,473	125,355	5,629	130,405
Net loss (gain) on sale or disposal of assets	634	(9,876)	(15,170)	(22,280)
Other expenses	72	243	161	353
TOTAL OPERATING EXPENSES	304,572	433,808	566,805	705,654
OPERATING LOSS	(2,962)	(135,295)	(3,388)	(147,506)
Interest expense, net	2,759	34,548	8,126	66,929
Reorganization items, net	8,063	—	34,097	—
Other income	(13,629)	—	(39,119)	—
LOSS BEFORE INCOME TAXES	(155)	(169,843)	(6,492)	(214,435)
INCOME TAX BENEFIT	(3,086)	(44,041)	(7,571)	(52,730)
NET INCOME (LOSS)	$2,931	$(125,802)	$1,079	$(161,705)

NET INCOME (LOSS) PER SHARE - BASIC	$0.62	$(26.64)	$0.23	$(34.24)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.62	$(26.64)	$0.23	$(34.24)
WEIGHTED AVERAGE SHARES:
Basic	4,729,597	4,723,023	4,729,597	4,723,023
Diluted	4,734,537	4,723,023	4,733,902	4,723,023
See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$2,931	$(125,802)	$1,079	$(161,705)

OTHER COMPREHENSIVE LOSS, NET OF TAXES:
Net unrealized loss on derivatives, net of taxes (benefit)	—	(391)	—	(1,231)
COMPREHENSIVE INCOME (LOSS)	$2,931	$(126,193)	$1,079	$(162,936)

See notes to condensed consolidated financial statements.

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(amounts in thousands, except share data)
(unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,867,170	$49	134,839	$1	$1,682,467	$(2,297,270)	$—	$(614,753)
Net loss	—	—	—	—	—	(1,852)	—	(1,852)
Compensation expense related to granting of stock awards	—	—	—	—	304	—	—	304
Purchase of vested employee restricted stock units	(7,411)	—	—	—	—	—	—	—
Balance, March 31, 2024	4,859,759	$49	134,839	$1	$1,682,771	$(2,299,122)	$—	$(616,301)
Net income	—	—	—	—	—	2,931	—	2,931
Compensation expense related to granting of stock awards	—	—	—	—	379	—	—	379
Purchase of vested employee restricted stock units	(6,864)	—	—	—	—	—	—	—
Balance, June 30, 2024	4,852,895	$49	134,839	$1	$1,683,150	$(2,296,191)	$—	$(612,991)

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
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

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$1,079	$(161,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43,624	35,017
Net amortization of deferred financing costs (net of original issue discount and debt premium)	443	2,929
Net deferred tax benefit	(7,571)	(53,030)
Provision for bad debts	1,825	1,271
Net (gain) loss on sale or disposal of assets	(15,170)	(22,280)
Gain on sale of investments	(39,119)	—
Non-cash stock-based compensation expense	683	2,998
Deferred compensation loss	889	1,257
Impairment losses	5,629	130,405
Non-cash reorganization items, net	4,300	—
Changes in assets and liabilities:
Accounts receivable	928	21,222
Prepaid expenses and deposits	(2,314)	1,354
Other assets	(2,799)	(830)
Accounts payable and accrued liabilities	(19,063)	(17,275)
Accrued interest expense	2,586	(402)
Operating leases	(5,045)	(4,710)
Other long-term liabilities	(3,609)	(5,429)
Net cash used in operating activities	(32,704)	(69,208)

INVESTING ACTIVITIES:
Additions to property and equipment	(6,078)	(12,685)
Proceeds from sale of property, equipment, intangibles and other assets	14,395	32,724
Additions to software	(10,682)	(12,339)
Proceeds from sale of investment	39,119	—
Net cash provided by investing activities	36,754	7,700

AUDACY, INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2024	2023
FINANCING ACTIVITIES:
Borrowing under the DIP Facility	32,000	—
Borrowing under the revolving senior debt	—	39,000
Payment for debt issuance costs associated with short-term borrowing	(2,081)	—
Payment for debt issuance costs associated with long-term-debt	(1,368)	—
Purchase of vested employee restricted stock units	—	(129)
Payment of dividends on common stock	—	(39)
Repurchase of common stock	—	(1)
Net cash provided by financing activities	28,551	38,831

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,601	(22,677)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	72,994	103,344
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH END OF PERIOD	$105,595	$80,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,095	$63,876
Income taxes	$934	$1,926
Reorganization items, net	$17,236	$—

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

NYSE Delisting

On May 16, 2023, the Company's Class A common stock was suspended from trading on the New York Stock Exchange (the "NYSE"). On November 9, 2023, the Company's Class A common stock was delisted from the NYSE. The Company's Class A common stock currently trades on the OTC Pink under the ticker symbol “AUDAQ.”

Current Bankruptcy Proceedings

On February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement (as may be amended, the “Disclosure Statement”) in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) previously filed by the Company and certain of its direct and indirect subsidiaries (together with the Company, the “Debtors”) on January 7, 2024 (the “Petition Date”). The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML). Audacy Receivables, LLC did not file voluntary petitions for reorganization under the Bankruptcy Code and is not a Debtor in the Chapter 11 Cases.

The Plan was supported by a Restructuring Support Agreement (the “Restructuring Support Agreement”) with a supermajority of the Debtors’ first lien and second lien debtholders (the “Consenting Lenders”), under which the Consenting

Lenders agreed to, among other things, vote in favor of the Plan. Those holders of claims entitled to vote on the Plan who cast ballots unanimously voted in favor of the Plan. Specifically, 100% of voting holders of first lien claims (representing approximately 89.6% of the outstanding principal amount of Audacy’s first lien loans) voted in favor of the Plan, and 100% of voting holders of second lien notes claims (representing approximately 85.1% of the outstanding principal amount of Audacy’s second lien notes) voted in favor of the Plan.

The Plan contemplates the implementation of a comprehensive debt restructuring (the “Restructuring”) that will equitize approximately $1.6 billion of the Debtors’ funded debt, a reduction of approximately 80% from approximately $1.9 billion to approximately $350 million. Pursuant to the Plan, among other things:

•The Company’s existing equity will be extinguished, without value, and be of no further force or effect;
•Holders of claims under the Prepetition Debt Instruments (as defined below), including those who provided debtor-in-possession financing during the Chapter 11 Cases and elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility, are expected to receive 100% of the new equity issued in the Company, as reorganized pursuant to and under the Plan (“Reorganized Audacy”) in the form of new Class A common stock, new Class B common stock and/or special warrants (subject to dilution from issuances under a management incentive plan and the New Second Lien Warrants (as defined below)) as follows:
◦holders of debtor-in-possession claims that elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility will receive their pro rata share of 10% of such new equity;
◦holders of first lien claims will receive their pro rata share of 75% of such new equity; and
◦holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the new second lien warrants exercisable within four years on a “cash” or “cashless” basis for 17.5% of the new equity on a fully diluted basis at an equity value of $771.0 million (the "New Second Lien Warrants").
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

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the “Bankruptcy Code”) and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company is authorized to conduct its business activities in the ordinary course. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under their debt instruments other than the accounts receivable facility (collectively, the “Prepetition Debt Instruments”). Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.

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

Debtor-In-Possession

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the “Bankruptcy Code”). The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions and approvals, the

Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations (ii) continue to operate their cash management system in a form substantially similar to prepetition practice; (iii) obtain postpetition financing and continue receivables securitization on a postpetition basis; (iv) continue to honor certain obligations related to programming, sales & marketing, and copyright intermediaries; (v) continue to maintain certain customer programs; (vi) pay taxes in the ordinary course; (vii) continue payment for utility services; and (viii) maintain their insurance program in the ordinary course.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under the “Prepetition Debt Instruments.” Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying Consolidated Balance Sheet as of June 30, 2024 includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 9, Liabilities Subject to Compromise.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant income statement charges associated with the reorganization, primarily related to professional fees and the write-off of unamortized debt issuance costs and debt premiums in connection with measuring liabilities subject to compromise at estimated allowed claims value. In accordance with applicable guidance, income statement charges incremental and directly related to the bankruptcy proceedings have been recorded as Reorganization items, net within the Company’s accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. See Note 10, Reorganization items, net.
Going Concern
In accordance with ASC 205-40, Going Concern, the Company continues to critically review its liquidity and anticipated capital requirements, including for service of the Company’s debt, post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and the current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Plan and emerge from Chapter 11, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. As discussed above, the Plan was confirmed on February 20, 2024. The Plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company’s financial condition, the defaults under the Company's debt agreements, and the risks and uncertainties surrounding the Company's ability or the timing to consummate the Plan, substantial doubt exists that the Company will be able to continue as a going concern.

Refer to Note 8, Debt, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2, and “Risk Factors” in Part II, Item 1A, for additional information.
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

Cash, Cash Equivalents and Restricted Cash	June 30, 2024	December 31, 2023
	(amounts in thousands)
Cash and cash equivalents	$101,527	$69,694
Restricted cash (1)	4,068	3,300
Total cash, cash equivalents and restricted cash in the statement of cash flows	$105,595	$72,994
(1) Restricted cash consists of cash held in a bank in connection with the Company’s corporate credit card program and the adequate assurance deposit for utility payments as required by the Bankruptcy Court.

2.    DISPOSITIONS
2024 Dispositions

During the second quarter of 2024, the Company disposed of assets and recorded a net loss of $0.6 million in connection with such disposition.

During the first quarter of 2024, the Company completed the sales of land, building and equipment located in Boston, Massachusetts for aggregate proceeds of $14.4 million. The Company recorded a $12.9 million gain, net of commissions and other expenses to Net loss (gain) on sale or disposal of assets on the condensed consolidated statement of operations in connection with these sales.

On January 31, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with Broadcast Music, Inc. (“BMI”) and Otis Parent, Inc. (“Otis”) relating to the Company's ownership of certain shares of BMI common stock and certain license fees owed by the Company to BMI. The Bankruptcy Court approved the Settlement Agreement on February 6, 2024. As provided in the Settlement Agreement, the Company submitted lost security affidavits to BMI, and BMI reissued new stock certificates to the Company representing certain of the Company's shares in BMI. The Company submitted the reissued stock certificates to BMI’s paying agent in connection with BMI’s sale to and merger with New Mountain Capital, L.L.C., an affiliate of Otis, and received $13.6 million and $39.1 million in merger consideration for the shares during the three and six months ended June 30, 2024, respectively, to Other Income on the condensed consolidated statement of operations.

2023 Dispositions
During the first quarter of 2023, the Company completed the sale of tower assets for $16.9 million. The Company recognized a gain on the sale, net of commissions and other expenses, of $12.4 million. During the second quarter of 2023, the Company sold assets of a station in Palm Desert, California for $15.7 million, net of $0.3 million transaction fees. The company recorded a $9.9 million gain, net of commissions and other expenses to Net loss (gain) on sale or disposal of assets on the condensed consolidated statement of operations in connection with these sales.

3.    RESTRUCTURING CHARGES
Restructuring Charges
The following table presents the components of restructuring charges.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Charges	2024	2023	2024	2023
	(amounts in thousands)
Costs to exit duplicative and loss-making contracts	$536	$7,644	$99	$8,039
Workforce reduction	3,330	705	4,206	2,565
Other restructuring costs	4	162	7	328
Total restructuring charges	$3,870	$8,511	$4,312	$10,932
Restructuring Plan
During the first quarter of 2023, the Company implemented a restructuring plan to help mitigate the adverse impact that the current macroeconomic conditions were having on financial results and business operations. Additionally, during the second quarter of 2024, the Company took additional actions to further reduce its workforce and exit additional loss-making contracts. The Company continues to evaluate what, if any, further actions may be necessary related to the current macroeconomic conditions. As such, this is an ongoing restructuring program. The restructuring plan primarily included workforce reduction charges that consists of one-time termination benefits and the related costs to mitigate the adverse impacts of the current macroeconomic conditions, which includes exiting duplicative and loss-making contracts.
The estimated amount of unpaid restructuring charges as of June 30, 2024 includes amounts in accrued expenses that are expected to be paid in less than one year.

Restructuring Charges Outstanding	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
	(amounts in thousands)
Restructuring charges, beginning balance	$2,652	$2,750
Additions	4,312	14,975
Payments/Settlements	(4,513)	(15,073)
Restructuring charges unpaid and outstanding	2,451	2,652
Restructuring charges - noncurrent portion	—	—
Restructuring charges - current portion	$2,451	$2,652
4.    REVENUE
Spot Revenues
The Company sells air-time to advertisers and broadcasts commercials at agreed upon dates and times. The Company's performance obligations are broadcasting advertisements for advertisers at specifically identifiable days and dayparts.The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the advertisements are broadcast and the performance obligations are satisfied. Revenues are recorded on a net basis, after the deduction of advertising agency fees by the advertising agencies.
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
Contract Balances
Refer to the table below for information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable balances in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.9 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable - Contract Balances	June 30, 2024	December 31, 2023
	(amounts in thousands)
Receivables, net, included in Accounts receivable net of allowance for doubtful accounts	$254,474	$256,466
Unearned revenue - current	$10,115	$10,990
Unearned revenue - noncurrent	$899	$1,257

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
Significant changes in the contract liabilities balances during the period are as follows:

Unearned Contract Revenue	Six Months Ended June 30, 2024
(amounts in thousands)
Beginning balance on January 1, 2024	$12,247
Revenue recognized during the period that was included in the beginning balance of contract liabilities	(5,477)
Additions, net of revenue recognized during period	4,244
Ending balance	$11,014
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Source	2024	2023	2024	2023
	(amounts in thousands)
Spot revenues	$179,667	$187,114	$333,247	$346,423
Digital revenues	74,390	66,655	137,138	123,580
Network revenues	22,296	20,824	44,243	40,692
Sponsorships and event revenues	13,179	11,938	26,522	24,382
Other revenues	12,078	11,982	22,267	23,071
Net revenues	$301,610	$298,513	$563,417	$558,148

5.    LEASES
Leasing Guidance
The Company recognizes the assets and liabilities that arise from leases on the commencement date of the lease. The Company recognizes the liability to make lease payments as a lease liability, as well as a right-of-use ("ROU") asset representing the right to use the underlying asset for the lease term, on the condensed consolidated balance sheet.

Lease Expense
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2024	2023	2024	2023
	(amounts in thousands)
Operating lease cost	$11,893	$12,242	$23,721	$24,496
Variable lease cost	3,128	2,661	6,954	5,512
Short-term lease cost	5	—	10	—
Non-cash impairment of ROU Assets and other costs related to impairment of leases	83	525	239	5,575
Total lease cost	$15,109	$15,428	$30,924	$35,583

During the first quarter of 2024, the Company paid $3.6 million to terminate or amend leases in San Francisco, Atlanta, Providence and Denver, and recorded a net gain of $3.0 million which is included in net (loss) gain on sale of assets.

Supplemental Lease Information
Supplemental information related to leases was as follows:

	Six Months Ended June 30,
Other information related to leases	2024	2023
	(dollars in thousands)
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities	$26,716	$26,768
Lease liabilities arising from obtaining right-of-use assets	$6,607	$22,108
Other supplementary information:
Weighted-average remaining lease term - operating leases	6.19 years	6.62 years
Weighted-average discount rate - operating leases	5.17%	4.86%
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

Broadcast Licenses Carrying Amount	June 30, 2024	December 31, 2023
	(amounts in thousands)
Broadcasting licenses balance as of January 1,	$794,771	$2,089,226
Disposition of radio stations (See Note 2)	—	(4,956)
Loss on impairment	—	(1,289,499)
Ending period balance	$794,771	$794,771

The following table presents the changes in goodwill. Refer to Note 2, Dispositions, for additional information.

Goodwill Carrying Amount	June 30, 2024	December 31, 2023
	(amounts in thousands)
Goodwill balance before cumulative loss on impairment as of January 1,	$1,062,588	$1,062,588
Accumulated loss on impairment as of January 1,	(998,673)	(998,673)
Ending period balance (1)	$63,915	$63,915
(1)The Company’s goodwill carrying amount as of June 30, 2024 is limited to the goodwill acquired in the 2019 acquisitions of Cadence13 and Pineapple Street, the 2021 acquisition of Podcorn totaling approximately $64.0 million allocated to the podcast reporting unit and the 2021 acquisition of AmperWave which was not significant. At December 1, 2023, the Company’s annual impairment assessment date, the podcast reporting unit fair value approximated its carrying value, as such, no impairment was needed.
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
The Company evaluates whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for its FCC broadcasting licenses. During each of the first and second quarters of 2024 and the first quarter of 2023, the Company determined that there were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of broadcasting licenses was required.
During the second quarter of 2023, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $124.8 million ($91.5 million, net of tax).
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

Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim broadcasting licenses impairment assessments of each specified period.

Estimates and Assumptions	Second Quarter 2023
Discount rate	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%
Forecasted growth rate range of the Company's markets	0%
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
During the first and second quarters of 2024 and 2023, the Company evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted and accordingly, no impairment was recorded. During the second quarter of 2023, the Company conducted an interim impairment assessment on the Goodwill of its podcast reporting unit. As a result of this impairment assessment, the Company determined the fair value of the goodwill related to its podcast unit was greater than its respective carrying value and accordingly, no impairment was recorded.
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

7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following as of the periods indicated:

Other Current Liabilities	June 30, 2024	December 31, 2023
	(amounts in thousands)
Accrued interest payable	$20	$76,680
Accrued compensation	22,808	22,918
Unearned revenue	10,115	10,990
Advertiser obligations	5,061	5,601
Accounts receivable credits	2,736	2,875
Other	10,203	11,967
Total other current liabilities	$50,943	$131,031
8.    DEBT
Debt was comprised of the following as of the periods indicated:

Debt	June 30, 2024	December 31, 2023
	(amounts in thousands)
Short-term borrowing:
DIP Facility(1)	$32,000	$—

Long-term debt, current: (2)
Old Credit Facility
Old Revolver, matures August 19, 2024	220,126	220,126
Old Term B-2 Loan, due November 17, 2024	632,415	632,415
Plus unamortized premium	—	836
	852,541	853,377
Old 2027 Notes
6.500% notes due May 1, 2027	460,000	460,000
Plus unamortized premium	—	2,477
	460,000	462,477
Old 2029 Notes
6.750% notes due March 31, 2029	540,000	540,000

Accounts receivable facility, as amended, matures January 9, 2026	75,000	75,000
Total debt before deferred financing costs	1,959,541	1,930,854
Deferred financing costs	—	(6,831)
Total debt, prior to reclassification to Liabilities subject to compromise	1,959,541	1,924,023
Less amounts reclassified to Liabilities subject to compromise	(1,852,541)	—
Less amount reclassified to Short-term borrowing	(32,000)	—
Total Long-term debt, net	$75,000	$1,924,023

Outstanding standby letters of credit	$—	$—
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
(2)As of December 31, 2023, the Company had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases on January 7, 2024 constituted an event of default with respect to the Company's existing debt obligations other than the Old Receivables Facility (as defined below), which accounted for $75.0 million of the Company's consolidated debt. As a result of the filing of the Chapter 11 Cases, all such debt of the Debtors (which excludes the accounts receivable facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases. These debt obligations and substantially all other prepetition obligations of the Debtors are subject to settlement under the Plan which was confirmed by the Bankruptcy Court on February 20, 2024.
(A) Prepetition Debt (Historical)
The filing of the Chapter 11 Cases constituted an event of default and the Prepetition Debt Instruments (other than the Old Receivables Facility), became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. As such, during the six months ended June 30, 2024, the Company reclassified the balance of the Prepetition Debt Instruments (other than the Old Receivables Facility) to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old Credit Facility
As of June 30, 2024, the Company's old credit facility, as amended (the "Old Credit Facility"), was comprised of a $227.3 million revolver with an original stated maturity date of August 19, 2024 (the "Old Revolver"), and a $632.4 million term loan with a stated maturity date of November 17, 2024 (the "Old Term B-2 Loan").
As of June 30, 2024, the Company reclassified the balance of the Old Credit Facility to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2027 Notes

In 2019 and 2021, the Company and its finance subsidiary, Audacy Capital Corp. (“Audacy Capital Corp.”) issued $425.0 million and an additional $45.0 million, respectively, in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the "Old 2027 Notes").

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
As of June 30, 2024, the Company reclassified the balance of the Old 2027 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2029 Notes

In 2021, the Company and Audacy Capital Corp. issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the "Old 2029 Notes"). Interest on the Old 2029 Notes accrues at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of June 30, 2024, the Company reclassified the balance of the Old 2029 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10,

Reorganization items, net for further information.
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

On January 9, 2024, the Company amended its Old Receivables Facility (as described below in the section entitled —New Receivables Facility).

(B) Postpetition Debt (Pendency of Chapter 11 Cases)

Debtors-in-Possession Facility

On January 9, 2024, Audacy Capital Corp. and certain of its subsidiaries entered into a debtor-in-possession facility (the “DIP Facility”) pursuant to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “DIP Lenders”). The entry into the DIP Credit Agreement was approved by an order of the Bankruptcy Court.

Principal Amount. The DIP Credit Agreement provides for a $32.0 million term loan facility, to be used for general corporate purposes, maintenance of minimum operational liquidity, payment of administrative expenses and other operating expenses while in bankruptcy.

Interest and Fees. The DIP Facility bears interest at a rate of one-month term SOFR plus an applicable margin of 6.00%, subject to an Alternative Reference Rates Committee (“ARRC”) credit spread adjustment of 0.11448%. Additional fees and expenses under the DIP Facility include (i) a 3.00% backstop premium, (ii) a 2.00% upfront commitment fee and (iii) a 15.00% redemption premium payable in certain circumstances as outlined in the DIP Credit Agreement. Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by priming first-priority liens on the Collateral (as defined in the DIP Credit Agreement).

Covenants. The DIP Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Loan Parties (as defined in the DIP Credit Agreement) with a budget, variance testing and reporting requirements, among others.

Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 180-days following the entry of the Confirmation Order (which occurred on February 20, 2024), or August 19, 2024 (the first business day following expiration of the 180-day period), while regulatory approval is pending, (ii) the effective date of the Plan, and (iii) the time determined by an acceleration as a result of an event of default. The Company exercised the 180-day extension option on February 23, 2024. If the Plan does not become effective by August 19, 2024, the Company plans to seek a maturity extension of the DIP Facility or an agreement from the DIP Lenders to forbear from exercising remedies under the DIP Facility, in either case through September 30, 2024, as well as related relief under the Restructuring Support Agreement and the New Receivables Facility (as defined below).

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

As of June 30, 2024, the Company has borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, the Company expects to convert certain outstanding amounts owing under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the anticipated credit facility upon emergence from Chapter 11 protection in accordance with the terms of the Plan. See our 2023 Annual Report, Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt."
As of June 30, 2024, the Company was compliant with the DIP Credit Agreement and related financial covenants, in all material respects.
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

The Company continues to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable it to continue its business operations in the ordinary course. As of June 30, 2024, the SPV has $241.4 million of net accounts receivable and $75.0 million of outstanding principal investments under the New Receivables Facility. The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will remain effective through the new amended maturity date, unless on the effective date of the plan, certain specified exit conditions, including certain amendments, are not satisfied. The Company expects to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See our 2023 Annual Report, Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Anticipated Post-Emergence Debt."
As of June 30, 2024, the Company was compliant with the New Receivables Facility and related financial covenants, in all material respects.
Liquidity
As of June 30, 2024, total liquidity was $126.5 million and consisted of cash and cash equivalents of $101.5 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility of $25.0 million.
(C) Net Interest Expense

In connection with the Debtor’s voluntary filing under Chapter 11, interest was stayed on the Company’s Old Credit Facility, Old 2027 Notes and Old 2029 Notes. Therefore, the Company did not accrue interest expense of approximately $34.2 million for the three months ended June 30, 2024 and $65.8 million for the period from January 8 through June 30, 2024.

The components of net interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Interest Expense	2024	2023	2024	2023
	(amounts in thousands)
Interest expense	$2,616	$32,627	$7,773	$64,000
Amortization of deferred financing costs	233	2,176	443	3,441
Amortization of original issue premium of Senior Notes	—	(255)	—	(512)
Interest income and other investment income	(90)	—	(90)	—
Total net interest expense	$2,759	$34,548	$8,126	$66,929
9.    LIABILITIES SUBJECT TO COMPROMISE
As discussed in Note 1, Basis of Presentation, since the Petition Date, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying condensed consolidated balance sheets, Liabilities Subject to Compromise reflects the expected amount of the prepetition claims that are not expected to be repaid at the full claim amount based on the Company’s confirmed Plan. Liabilities Subject to Compromise at June 30, 2024 consisted of the following:

Liabilities Subject to Compromise	June 30, 2024
(amounts in thousands)
Debt subject to compromise
Old Revolver, matures August 19, 2024	$220,126
Old Term B-2 Loan, due November 17, 2024	632,415
Old 2027 Notes	460,000
Old 2029 Notes	540,000
Accrued interest on debt subject to compromise	79,246
Total liabilities subject to compromise	$1,931,787
The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities Subject to Compromise may change, including after the effective date of the Plan.

10.     REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024 and were as follows:

Reorganization Items, Net	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(amounts in thousands)
Write-off of deferred debt issuance costs and unamortized premium	$—	$4,300
Debt issuance costs associated with short-term borrowing	—	2,508
Professional fees	7,437	26,663
Key Employee Retention Program Bonuses	626	626
Reorganization items, net	$8,063	$34,097

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-offs of deferred debt issuance costs, deferred financing costs, and unamortized fair market value adjustment are included in Reorganization items, net.

As of June 30, 2024, $12.1 million of Reorganization items, net were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying condensed consolidated balance sheet.

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
Debtors Balance Sheets
(amounts in thousands)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Cash	$97,562	$59,989
Accounts receivable, net of allowance for doubtful accounts	13,624	13,918
Prepaid expenses, deposits and other	70,124	70,537
Due from affiliates	154	178
Total current assets	181,464	144,622
Investment in affiliates	174,364	184,868
Net property and equipment	274,739	284,681
Operating lease right-of-use assets	188,326	202,010
Radio broadcasting licenses	794,771	794,771
Goodwill	63,915	63,915
Assets held for sale	—	1,544
Software, net	109,745	129,128
Other assets, net of accumulated amortization	25,665	22,772
TOTAL ASSETS	$1,812,989	$1,828,311
LIABILITIES:
Accounts payable	$11,911	$21,742
Accrued expenses	66,484	73,040
Other current liabilities	50,943	131,031
Operating lease liabilities	39,014	37,631
Short-term borrowing	32,000
Long-term debt, current portion	—	1,849,518
Total current liabilities	200,352	2,112,962

Long-term debt	—	—
Operating lease liabilities, net of current portion	179,794	201,802
Deferred tax liabilities	94,367	101,937
Other long-term liabilities	20,788	23,508
Liabilities subject to compromise	1,931,787	—
SHAREHOLDERS' DEFICIT:
Equity (deficit)	(614,099)	(611,898)
Total shareholders' deficit	(614,099)	(611,898)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,812,989	$1,828,311
Debtors' Statements of Operations
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET REVENUES	$301,610	$298,513	$563,417	$558,148
OPERATING EXPENSE:
Station operating expenses	251,715	266,121	484,208	500,048
Depreciation and amortization expense	21,714	17,575	43,624	35,017
Corporate general and administrative expenses	21,094	25,881	44,041	51,179
Restructuring charges	3,870	8,511	4,312	10,932
Impairment loss	5,473	125,355	5,629	130,405
Net loss (gain) on sale or disposal of assets	634	(9,876)	(15,170)	(22,280)
Other expenses	72	243	161	353
TOTAL OPERATING EXPENSES	304,572	433,810	566,805	705,654
OPERATING LOSS	(2,962)	(135,297)	(3,388)	(147,506)
Interest expense, net	849	33,043	4,350	63,933
Reorganization items. net	8,063	—	34,097	—
Other (income) expense	(5,964)	6,971	(26,849)	10,865
LOSS BEFORE INCOME TAXES	(5,910)	(175,311)	(14,986)	(222,304)
INCOME TAX BENEFIT	(3,086)	(44,041)	(7,571)	(52,730)
NET LOSS	$(2,824)	$(131,270)	$(7,415)	$(169,574)
Debtors' Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net cash used in operating activities	$(44,134)	$(96,899)

INVESTING ACTIVITIES:
Additions to property and equipment	(6,078)	(25,024)
Proceeds from sale of property, equipment, intangibles and other assets	14,395	32,724
Additions to software	(10,682)	—

Proceeds from sale of investment	39,119	—
Net cash provided by investing activities	36,754	7,700

FINANCING ACTIVITIES:
Borrowing DIP Facility	32,000	39,000
Payment for debt issuance costs associated with short-term borrowing	(2,081)	—
Purchase of vested employee restricted stock units	—	(129)
Payment of dividend equivalents on vested restricted stock units	—	(39)
Net distributions from investment in affiliates	15,034	33,173
Net cash provided by financing activities	44,953	72,005

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,573	(17,194)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	59,989	88,989
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$97,562	$71,795
12.    DERIVATIVE AND HEDGING ACTIVITIES
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates under the Company’s variable rate debt.
Hedge Accounting Treatment
As of June 30, 2024, the Company had no derivative instruments qualifying for hedge accounting treatment.
As of June 30, 2023, the Company had the following derivative instrument which was a cash flow hedge that qualified for hedge accounting treatment. The Company settled this transaction in November 2023, which was earlier than its original expiration date of June 28, 2024. After exiting the position, the Company had no derivative instruments qualifying for hedge accounting treatment.
The following table presents the derivative that was outstanding as of June 30, 2023.

Type Of Hedge	Notional Amount	Effective Date	Collar	Fixed SOFR Rate	Expiration Date
	(amount in millions)
			Cap	2.75%
Collar(1)	$90.0	Jun. 25, 2019	Floor	0.402%	Jun. 28, 2024
Total	$90.0
(1)The notional amount of this derivative decreased to $90.0 million in June 2023 and the Company settled the transaction in November 2023.
For the six months ended June 30, 2023, the Company recorded the net change in the fair value of this derivative as a loss of $1.2 million (net of tax benefit of $0.4 million as of June 30, 2023) to the condensed consolidated statement of comprehensive income (loss). The fair value of this derivative was determined using observable market-based inputs (a Level 2 measurement) and the impact of credit risk on a derivative’s fair value (the creditworthiness of the Company for liabilities). As of June 30, 2023, the fair value of this derivative was an asset of $2.3 million, and was recorded in Other assets.

The following table presents the accumulated net derivative (loss) recorded in other comprehensive income (loss) for the three months ended June 30, 2023:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)	Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Three Months Ended June 30,
2023	2023
(amounts in thousands)
$(391)	$1,274

The following table presents the accumulated net derivative loss recorded in other comprehensive income (loss) for the six months ended June 30, 2023:

Other Comprehensive Income (Loss)
Net Change in Accumulated Derivative Unrealized Gain (Loss)	Net Amount of Accumulated Derivative Gain (Loss) Reclassified to the Consolidated Statement of Operations
Six Months Ended June 30,
2023	2023
(amounts in thousands)
$(1,231)	$2,298
The following table presents the accumulated derivative gain (loss) recorded in other comprehensive income (loss) as of June 30, 2023:

Accumulated Derivative Gain
Description	June 30, 2023
(amounts in thousands)
Accumulated derivative unrealized gain (loss)	$1,711
Undesignated Derivatives

The Company was subject to equity market risks due to changes in the fair value of the notional investments selected by its employees as part of its non-qualified deferred compensation plans. During the quarter ended June 30, 2020, the Company entered into a Total Return Swap ("TRS") in order to manage the market risks associated with its non-qualified deferred compensation plan liabilities. The Company paid a floating rate, based on the SOFR, on the notional amount of the TRS. The TRS was designed to substantially offset changes in its non-qualified deferred compensation plan's liabilities due to changes in the value of the investment options made by employees. The Company did not designate the TRS as an accounting hedge. Rather, the Company recorded all changes in the fair value of the TRS to earnings to offset the market value changes of its non-qualified deferred compensation plan liabilities. The contract term of the TRS expired April 2023 and was not renewed.

13.    NET INCOME (LOSS) PER COMMON SHARE
The following tables present the computations of basic and diluted net loss per share from continuing operations:

	Three Months Ended June 30, 2024		Six Months Ended June 30,
Net Income (Loss) per Common Share	2024	2023	2024	2023
	(amounts in thousands, except per share data)
Basic Income (Loss) Per Share
Numerator:
Net income (loss)	$2,931	$(125,802)	$1,079	$(161,705)
Denominator:
Basic weighted average shares outstanding	4,730	4,723	4,730	4,723
Net income (loss) per share - Basic	$0.62	$(26.64)	$0.23	$(34.24)

Diluted Income (Loss) Per Share
Numerator:
Net income (loss)	$2,931	$(125,802)	$1,079	$(161,705)
Denominator:
Basic weighted average shares outstanding	4,730	4,723	4,730	4,723
Effect of RSUs and options under the treasury stock method(1)(2)	5	—	4	—
Diluted weighted average shares outstanding	4,735	4,723	4,734	4,723
Net income (loss) per share - Diluted	$0.62	$(26.64)	$0.23	$(34.24)
(1)The Company had net income used to calculate earnings per share for the three and six months ended June 30, 2024. Therefore, the effects of common share equivalents of 5 and 4 are included in the calculation earnings per share for the three and six months ended June 30, 2024, respectively, and 236 and 237 are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024, respectively, because they would be anti-dilutive.

(2)The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2023. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for that period because they would be anti-dilutive. The Company excluded 310 and 312 anti-dilutive shares from diluted EPS for the three and six months ended June 30, 2023, respectively.
14.    INCOME TAXES
Tax Rate for the six months ended June 30, 2024
The Company recognized an income tax benefit at an effective income tax rate of 1991.0% and 116.6% for the three and six months ended June 30, 2024, respectively. The effective income tax rate was impacted by state and local income taxes, the tax effect of bankruptcy-related fees, and certain statutorily non-deductible items.
Tax Rate for the six months ended June 30, 2023
The Company recognized an income tax benefit at an effective income tax rate of 25.9% and 24.6% for the three and six months ended June 30, 2023, respectively, which was determined using a forecasted rate based upon projected taxable income for the full year.

Pending IRS refund claim
The Company was able to carry back its 2020 federal income tax loss to its 2018 tax year and filed a refund claim with the IRS for a total of $5.5 million. This claim is pending and the Company has recorded a receivable to other current assets in connection with this matter.

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

	Fair Value Measurements At June 30, 2024
Description	Balance at June 30, 2024	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1)(2)	$18,694	$18,694	$—	$—	$—

Contingent Consideration (3)	$—	$—	$—	$—	$—

	Fair Value Measurements At December 31, 2023
Description	Balance at December 31, 2023	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Measured at Net Asset Value as a Practical Expedient (1)
	(amounts in thousands)
Liabilities
Deferred compensation plan liabilities (1) (2)	$21,045	$16,923	$—	$—	$4,122

Contingent Consideration (3)	$31	$—	$—	$31	$—
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
(3)In connection with the Podcorn acquisition, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. This contingent consideration arrangement expired in 2024 and no payments were required. The fair value of the liability was estimated using probability-weighted, discounted future cash flows at current tax rates using a scenario based model, and was remeasured quarterly. The significant unobservable inputs (Level 3) used to estimate the fair value included the projected Adjusted EBITDA values for 2022 and 2023, as defined in the purchase agreement, and the discount rate.
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
During the three and six months ended June 30, 2024, the Company completed an interim impairment assessment for its long-lived assets associated with BetQL as a result of a decision to wind down certain operations. As a result of this interim impairment assessment, the Company determined that the assets level cash flows no longer supported the software and intangible asset carrying values associated with BetQL. Accordingly, the Company recorded an impairment loss of $5.4 million during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, there were no events or changes in circumstances which indicated the Company’s investments, broadcasting licenses, Goodwill, ROU assets, or assets held for sale may not be recoverable.
During the three and six months ended June 30, 2023, there were no events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets or assets held for sale may not be recoverable.
During the three and six months ended June 30, 2023, the Company conducted interim impairment assessments on its broadcasting licenses. As a result of the second quarter 2023 interim impairment assessment, the Company determined the fair values of the broadcasting licenses were less than their respective carrying values. Accordingly, the Company recorded impairment loss of $124.8 million in the second quarter of 2023.
During the three months ended March 31, 2023, there were no events or changes in circumstances which indicated the Company’s Goodwill may not be recoverable. During the three months ended June 30, 2023, the Company conducted interim impairment assessments on the Goodwill of its podcast reporting unit. As a result of this impairment assessment, the Company determined the fair value of the goodwill related to its podcast unit was greater than its respective carrying value.
During the three months ended March 31, 2023, the Company recorded a $5.1 million impairment loss related to abandoned studio space in San Francisco and abandoned office space in Houston. As a result, the Company wrote off the ROU asset carrying value of each space. During the three months ended June 30, 2023, the Company recorded a $0.5 million impairment loss in connection with the termination of leases. There were no other events or changes in circumstances which indicated the Company’s investments, property and equipment, ROU assets, other intangible assets, or assets held for sale may not be recoverable during the six months ended June 30, 2023.
Fair Value of Financial Instruments Subject to Disclosures
The carrying amounts of the following assets and liabilities approximate fair value due to the short maturity of these instruments: (i) cash and cash equivalents; (ii) accounts receivable; and (iii) accounts payable, including accrued liabilities.
The following table presents the carrying value of financial instruments and, where practicable, the fair value as of the dates indicated:

	June 30, 2024		December 31, 2023
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
DIP Facility(1)	$32,000	n/a	n/a	n/a
Old Term B-2 Loans (2)	$632,415	$303,559	$632,415	$309,747
Old Revolver (3)	$220,126	$220,126	$220,126	$220,126
Old 2029 Notes (4)	$540,000	$18,225	$540,000	$10,125
Old 2027 Notes (4)	$460,000	$15,525	$460,000	$8,625
Accounts receivables facility, as amended(1)	$75,000	n/a	$75,000	n/a
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
The major categories of these assets held for sale are as follows as of the dates indicated:

Assets Held for Sale	December 31, 2023
(amounts in thousands)
Property and equipment, net	$1,544
Net assets held for sale	$1,544

17.    SHAREHOLDERS’ DEFICIT
Dividend Equivalents
The following table presents the amounts accrued and unpaid dividend equivalents on unvested RSUs as of the dates indicated:

Dividend Equivalent Liabilities	Balance Sheet Location	June 30, 2024	December 31, 2023
		(amounts in thousands)
Short-term	Other current liabilities	$1	$1
Long-term	Other long-term liabilities	19	19
Total		$20	$20
Employee Stock Purchase Plan
The Company temporarily suspended the ESPP effective January 1, 2023. As such, no shares were purchased and no non-cash compensation expense was recognized in connection with the ESPP in six months ended June 30, 2024 and 2023.
Share Repurchase Program
During the six months ended June 30, 2024 and 2023, the Company did not repurchase any shares under the 2017 Share Repurchase Program.
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
Music Licensing

The Radio Music Licensing Committee (the “RMLC”), of which the Company is a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 which is to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”) effective January 1, 2022 which is to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; and (iii) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with SESAC, Inc. ("SESAC") effective January 1, 2023 which is to remain in effect until the date on which the parties reach agreement as to, or there is an arbitration determination of, new interim or final fees, terms, and conditions of a new license for the period commencing on January 1, 2023 and concluding on December 31, 2026. The outcome of the RMLC negotiations or rate proceedings (as applicable) with ASCAP, BMI, and SESAC could impact and potentially increase the Company’s music license fees, which increases could be material. As such, the Company believes an obligation related to retroactive licensing fees for the interim music license period are probable, however, no amount or range is reasonably estimable and the resulting obligation may be material to the Company’s consolidated financial statements. In addition, there is no guarantee that additional Performing Rights Organizations will not emerge, which could impact our music license fees and negotiation costs.

Effective as of January 1, 2021, the Company entered into a direct license agreement with Global Music Rights, LLC. The Company also maintains direct licenses with ASCAP, BMI, and SESAC for the Company’s non-broadcast, non-interactive, internet-only services, which are separate from the industry-wide licenses made available through the RMLC.

The United States Copyright Royalty Board ("CRB") held virtual hearings in August 2020 to determine royalty rates for the public digital performance of sound recordings on the Internet ("Webcasting") under federal statutory licenses for the 2021-2025 royalty period. On June 13, 2021, the CRB announced that the Webcasting royalty rates for 2021 would be increasing to $0.0026 per performance for subscription services and $0.0021 per performance for non-subscription services, in addition to an increased minimum annual fee of $1,000 per each channel or station. All fees are subject to annual cost-of-living increases throughout the 2021-2025 fee period. The CRB has commenced hearings to determine royalty rates for the public digital performance of sound recordings over the Internet and the making of ephemeral recordings to facilitate those performances under federal statutory licenses for the period beginning January 1, 2026, and ending December 31, 2030 (the “Web VI Proceedings”). The outcome of the Web VI Proceedings could impact and potentially increase the Company’s music license fees.

ITEM 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following results of operations include a discussion of the three and six months ended June 30, 2024 as compared to the comparable periods in the prior year. Our results of operations during the relevant periods include the operations of the radio stations owned or operated by us.
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

Current Bankruptcy Proceedings

On February 20, 2024, the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) entered an order confirming a joint prepackaged plan of reorganization (as may be amended, the “Plan”) and a related disclosure statement (as may be amended, the “Disclosure Statement”) in connection with the voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) previously filed by us and certain of our direct and indirect subsidiaries (together with Audacy, the “Debtors”) on January 7, 2024 (the “Petition Date”). The Chapter 11 Cases are being administered under the caption In re: Audacy, Inc., et. al, Case No. 24-90004 (CML).

The Plan was supported by a Restructuring Support Agreement (the “Restructuring Support Agreement”) with a supermajority of the Debtors’ first lien and second lien debtholders (the “Consenting Lenders”), under which the Consenting Lenders agreed to, among other things, vote in favor of the Plan. Those holders of claims entitled to vote on the Plan who cast ballots unanimously voted in favor of the Plan. Specifically, 100% of voting holders of first lien claims (representing approximately 89.6% of the outstanding principal amount of Audacy’s first lien loans) voted in favor of the Plan, and 100% of voting holders of second lien notes claims (representing approximately 85.1% of the outstanding principal amount of Audacy’s second lien notes) voted in favor of the Plan.

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
•Holders of claims under the Prepetition Debt Instruments (as defined below), including those who provided debtor-in-possession financing during the Chapter 11 Cases and elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility, are expected to receive 100% of the new equity issued in Audacy, as reorganized pursuant to and under the Plan (“Reorganized Audacy”) in the form of new Class A common stock, new Class B common stock and/or special warrants (subject to dilution from issuances under a management incentive plan and the New Second Lien Warrants (as defined below)) as follows:
◦holders of debtor-in-possession claims that elected to have their debtor-in-possession financing loans convert to loans under the exit credit facility will receive their pro rata share of 10% of such new equity;
◦holders of first lien claims will receive their pro rata share of 75% of such new equity; and
◦holders of second lien claims will receive their pro rata share of (i) 15% of such new equity and (ii) the new second lien warrants exercisable within four years on a “cash” or “cashless” basis for 17.5% of the new equity on a fully diluted basis at an equity value of $771.0 million (the "New Second Lien Warrants").
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

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code (the “Bankruptcy Code”) and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized to conduct our business activities in the ordinary course. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ respective obligations under their debt instruments other than the accounts receivable facility (collectively, the “Prepetition Debt Instruments”). Due to the Chapter 11 Cases, however, the prepetition debtholders’ ability to exercise remedies under the Prepetition Debt Instruments was stayed as of the Petition Date, and continues to be stayed.

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

Results of Operations
Overview of June 30, 2024 compared to June 30, 2023

The following significant factors affected our results of operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

Our net income for the three months ended June 30, 2024 was $2.9 million, a change of $128.7 million compared to the net loss of $125.8 million in the three months ended June 30, 2023. Major factors affecting this change were:

•a $3.1 million increase in revenue;
•a $19.2 million decrease in station operating expenses and corporate general and administrative expenses driven by restructuring activities;
•a $119.9 million decrease in impairment loss;
•a $31.8 million decrease in interest expense; and
•an increase in other income of $13.6 million, partially offset by:
◦a decrease in tax benefit of $41.0 million;
◦a decrease in net gain (loss) on sale or disposal of assets of $10.5 million; and
◦an increase in reorganization items, net of $8.1 million.

The following significant factors affected our results of operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

Our net income for the six months ended June 30, 2024 was $1.1 million, a change of $162.8 million compared to the net loss of $161.7 million in the six months ended June 30, 2023. Major factors affecting this change were:

•a $5.3 million increase in revenue;
•a $23.0 million decrease in station operating expenses and corporate general and administrative expenses driven by restructuring activities;
•a $124.8 million decrease in impairment loss;
•a $58.8 million decrease in interest expense; and
•an increase in other income of $39.1 million, partially offset by:
•a decrease in tax benefit of $45.2 million;
•a decrease in net gain (loss) on sale or disposal of assets of $7.1 million; and
•an increase in reorganization items, net of $34.1 million.

Other significant factors:

•We obtained DIP financing of $32.0 million and amended our receivables facility primarily to increase the available financing limit from $75.0 million to $100.0 million and to extend the maturity date to January 9, 2026.
•Our liquidity in 2024 was affected by our Going Concern status in connection with ongoing difficult macroeconomic conditions. Our liquidity at June 30, 2024 was $126.5 million and consisted of cash and cash equivalents of $101.5 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility (as defined below) of $25.0 million.
The table below presents the comparison of our historical results of operations for the three months ended June 30, 2024 and June 30, 2023:

	THREE MONTHS ENDED JUNE 30,
	2024	2023	% Change
	(dollars in millions)
NET REVENUES	$301.6	$298.5	1%

OPERATING EXPENSE:
Station operating expenses	251.7	266.1	(5)%
Depreciation and amortization expense	21.7	17.6	23%
Corporate general and administrative expenses	21.1	25.9	(19)%
Restructuring charges	3.9	8.5	(54)%
Impairment loss	5.5	125.4	(96)%
Net loss (gain) on sale or disposal of assets	0.6	(9.9)	(106)%
Other expenses	—	0.2	(100)%
TOTAL OPERATING EXPENSE	304.5	433.8	(30)%
OPERATING LOSS	(2.9)	(135.3)	(98)%
Interest expense, net	2.8	34.5	(92)%
Reorganization items, net	8.1	—	100%
Other income	(13.6)	—	(100)%
LOSS BEFORE INCOME TAXES	(0.2)	(169.8)	(100)%
INCOME TAX BENEFIT	(3.1)	(44.0)	(93)%
NET INCOME (LOSS)	$2.9	$(125.8)	102%

The following significant factors affected our results of operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023:
Net Revenues
Revenues increased $3.1 million, or 1%, compared to the prior year period primarily due to an increase in Digital, Network and Sponsorships and Events revenues, offset by a decrease in Spot (local and national) revenue. Net revenues increased the most for our Phoenix, St. Louis, Chicago, Detroit and Philadelphia markets. Net revenues decreased the most for our stations located in the Los Angeles, Minneapolis, Riverside, Wilkes Barre and Denver markets.
Station Operating Expenses
Station operating expenses decreased $14.4 million, or 5%, compared to the prior year period primarily due to expense reductions related to programming costs in traditional and digital media and a decrease in non-cash compensation.
Station operating expenses include non-cash compensation expense of $0.2 million and $0.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.1 million, or 23%, as compared to the prior year period. The increase is primarily related to the amortization of software due to the increase in software assets that were capitalized during 2023 and 2024.
Corporate General and Administrative Expenses
Corporate general and administrative decreased $4.8 million, or 19%, as compared to the prior year period due to lower payroll and benefit expenses, lower non-cash compensation expenses, and lower professional fees due to liability management expenses primarily recorded to Reorganization items, net in 2024.
Corporate general and administrative expenses include non-cash compensation expense of $0.2 million and $0.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively.
Restructuring Charges
During the three months ended June 30, 2024 and June 30, 2023, we incurred restructuring charges of $3.9 million and $8.5 million, respectively, primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges as well as termination charges associated with loss-making contracts. Amounts were expensed as incurred.
Impairment Loss
During the three months ended June 30, 2024, we incurred an impairment loss of $5.4 million in connection with BetQL and $0.1 million in connection with costs incurred related to the early termination of leases.
During the three months ended June 30, 2023, we incurred $124.8 million of FCC license impairment loss and $0.5 million of impairment loss related to the early termination of leases and other costs related to terminations.
Net (Loss) Gain on Sale or Disposal of Assets
During the three months ended June 30, 2024, we disposed of assets and recorded a net loss of $0.6 million in connection with such disposition.
During the three months ended June 30, 2023 we recognized a gain of approximately $9.9 million on the sale of assets in the following markets: (i) Memphis, Tennessee, (ii) Buffalo, New York, (iii) Houston, Texas, and, (iv) Palm Desert, California.
Interest Expense, Net
During the three months ended June 30, 2024, interest expense decreased $31.8 million compared to the prior year period primarily due to our bankruptcy actions which commenced in January 2024.
Reorganization Items, Net

During the three months ended June 30, 2024, we recognized reorganization items of $8.1 million related to the Chapter 11 Cases, primarily consisting of professional fees related to the Chapter 11 bankruptcy actions.
Other Income
During the three months ended June 30, 2024, we recorded $13.6 million related to a sale of our investment interest in BMI.
Income Tax Benefit
Tax Rate for the three Months Ended June 30, 2024
We recognized an income tax benefit at an effective income tax rate of 1991.0% for the three months ended June 30, 2024. The effective income tax rate was impacted by state and local income taxes, the tax effect of bankruptcy-related fees, and certain statutorily non-deductible items.
Tax Rate for the three Months Ended June 30, 2023
We recognized an income tax benefit at an effective income tax rate of 25.9% for the three months ended June 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock based compensation.

Results of Operations for the Year-To-Date
Six Months Ended June 30, 2024 As compared to the Six Months Ended June 30, 2023

The table below presents the comparison of our historical results of operations for the six months ended June 30, 2024 and June 30, 2023:

	SIX MONTHS ENDED JUNE 30,
	2024	2023	% Change
	(dollars in millions)
NET REVENUES	$563.4	$558.1	1%

OPERATING EXPENSE:
Station operating expenses	484.2	500.0	(3)%
Depreciation and amortization expense	43.6	35.0	25%
Corporate general and administrative expenses	44.0	51.2	(14)%
Restructuring charges	4.3	10.9	(61)%
Impairment loss	5.6	130.4	(96)%
Net gain on sale or disposal	(15.2)	(22.3)	(32)%
Other expenses	0.3	0.4	(25)%
TOTAL OPERATING EXPENSE	566.8	705.6	(20)%
OPERATING LOSS	(3.4)	(147.5)	(98)%
Interest expense, net	8.1	66.9	(88)%
Reorganization items, net	34.1	—	100%
Other income	(39.1)	—	(100)%
LOSS BEFORE INCOME TAXES	(6.5)	(214.4)	(97)%
INCOME TAX BENEFIT	(7.6)	(52.7)	(86)%
NET INCOME (LOSS)	$1.1	$(161.7)	101%

The following significant factors affected our results of operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

Net Revenues
Revenues increased $5.3 million, or 1%, compared to the prior year period primarily due to an increase in Digital, Network and Sponsorships and Events revenues, offset by a decrease in Spot (local and national) revenue.
Net revenues increased the most for our stations located in Detroit, Orlando, St. Louis, Chicago and Austin. Net revenues decreased the most for our stations located in Denver, New Orleans, Milwaukee, Minneapolis and Wilkes Barre.

Station Operating Expenses
Station operating expenses decreased $15.8 million, or 3%, compared to the prior year period primarily due to expense reductions related to programming costs in traditional and digital media and a decrease in non-cash compensation partially offset by increased payroll and related expenses.
Station operating expenses include non-cash compensation expense of $0.3 million and $1.1 million for the six months ended June 30, 2024, and June 30, 2023, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.6 million, or 25%, compared to the prior year period primarily due to the increase in software assets that were capitalized during 2023 and 2024.
Corporate General and Administrative Expenses
Corporate general and administrative expenses decreased $7.2, or 14%, as compared to the prior year period due to lower payroll and benefit expenses, lower non-cash compensation expenses, and lower professional fees due to liability management expenses primarily recorded to Reorganization items, net in 2024.
Corporate general and administrative expenses include non-cash compensation expense of $0.4 million and $1.9 million for the six months ended June 30, 2024, and June 30, 2023, respectively.
Restructuring Charges
We incurred restructuring charges of $4.3 million and $10.9 million for the six months ended June 30, 2024, and June 30, 2023, respectively primarily in response to the current macroeconomic conditions. These costs primarily included workforce reduction charges as well as termination charges associated with loss-making contracts. Amounts were expensed as incurred.
Impairment Loss
The impairment loss incurred during the six months ended June 30, 2024 includes $5.4 million in connection with BetQL and $0.2 million in connection with costs incurred related to the early termination of leases.
The impairment loss incurred during the six months ended June 30, 2023 of $130.4 million primarily includes $124.8 million of FCC license impairment charges and $5.6 million related to early termination of leases.
Net Gain on Sale or Disposal
During the six months ended June 30, 2024, we recognized a gain of approximately $12.9 million on the sales of land, building and equipment located in Boston, Massachusetts; and we paid $3.6 million to terminate or amend leases related to contracts in San Francisco, Atlanta, Providence and Denver and recorded a gain of $3.0 million related to these transactions during the first quarter of 2024. During the second quarter of 2024, we disposed of assets and recorded a net loss of $0.6 million in connection with such dispositions.
During the six months ended June 30, 2023, we recognized a gain of approximately $22.3 million on the sale of assets in the following markets: (i) Los Angeles, California, (ii) St Louis, Missouri, (iii) Rochester, New York, (iv) Baltimore, Maryland, (v) Washington DC, (vi) Memphis, Tennessee, (vii) Buffalo, New York, (viii) Houston, Texas, and (ix) Palm Desert, California.
Interest Expense
Interest expense decreased $58.8 million, or 88%, compared to the prior year period primarily due to our bankruptcy actions which commenced in January 2024.
Reorganization Items, Net

During the six months ended June 30, 2024, we recognized reorganization items of $34.1 million related to the Chapter 11 Cases, primarily consisting of professional fees related to the Chapter 11 bankruptcy actions.

Other Income
During the six months ended June 30, 2024, we recorded $39.1 million related to a sale of our investment interest in BMI.
Income Tax Benefit
Tax Rate for the six months ended June 30, 2024
We recognized an income tax benefit at an effective income tax rate of 116.6% for the six months ended June 30, 2024. The effective income tax rate for the period was impacted by state and local tax expense, the tax effect of bankruptcy-related fees and certain statutorily non-deductible items.
Tax Rate for the six months ended June 30, 2023
The estimated annual effective income tax rate was 24.6% for the six months ended June 30, 2023. The effective income tax rate for the period was impacted by permanent items, state tax expense, and discrete income tax expense items primarily related to stock-based compensation.

Liquidity and Capital Resources

Liquidity

During the pendency of the Chapter 11 Cases, our principal sources of liquidity are limited to cash on hand, cash flow from operations, borrowings under our $32.0 million debtor-in-possession facility (the “DIP Facility”) and the New Receivables Facility (as defined below).

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we continue to critically review our liquidity and anticipated capital requirements, including for service of our debt post-emergence from Chapter 11 protection, in light of the significant uncertainty created by the Chapter 11 Cases and current macroeconomic conditions, to determine whether these conditions and events, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within twelve months after the date that the accompanying condensed consolidated financial statements are issued. Our ability to maintain adequate liquidity during the Chapter 11 Cases and after emergence from Chapter 11 protection depends on successful operation of our business, appropriate management of operating expenses and capital spending, and access to financing if required. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result after emergence from Chapter 11 protection.
As of June 30, 2024, total liquidity was $126.5 million and consisted of cash and cash equivalents of $101.5 million (excluding restricted cash of $4.1 million) and remaining availability under the New Receivables Facility of $25.0 million.

Debt

As of June 30, 2024, we had $1.9 billion of consolidated debt. The filing of the Chapter 11 Cases constituted an event of default with respect to our prepetition debt obligations other than our Old Receivables Facility (as defined below), which accounted for $75.0 million of our prepetition consolidated debt. As a result of the filing of the Chapter 11 Cases, all such debt of the Debtors (which excludes the Old Receivables Facility) became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. These debt obligations and substantially all our other prepetition obligations are subject to settlement under the Plan. Our prepetition debt, postpetition debt and anticipated debt, as described in further detail below and in Note 8, Debt, are as follows:

•Prepetition debt (historical) (each as defined below):
◦$227.3 million Old Revolver;
◦$632.4 million Old Term B-2 Loan;
◦$75.0 million Old Receivables Facility;
◦$460.0 million of Old 2027 Notes; and

◦$540.0 million of Old 2029 Notes;

• Postpetition debt (pendency of Chapter 11 Cases):
◦$32.0 million DIP Facility (classified as short-term borrowing); and
◦$100.0 million New Receivables Facility (classified as long term debt)(as defined below) of which $75 million was drawn as of June 30, 2024;

• Anticipated post-emergence debt (expected after emergence from Chapter 11 protection)(each as defined below):
◦$250.0 million Exit Credit Facility; and
◦$100.0 million Exit Receivables Facility (as defined below).

Prepetition Debt (Historical)
The filing of the Chapter 11 Cases constituted an event of default and the Prepetition Debt Instruments (other than the Old Receivables Facility (as defined below)), became immediately due and payable, but any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and continues to be stayed. As such, during the six months ended June 30, 2024, the Company reclassified the balance of the Prepetition Debt Instruments (other than the Old Receivables Facility) to Liabilities Subject to Compromise on the balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old Credit Facility
As of June 30, 2024, the Company's old credit facility, as amended (the “Old Credit Facility”), which was comprised of a $227.3 million revolver with an original stated maturity date of August 19, 2024 (the “Old Revolver”), and a $632.4 million term loan with a stated maturity date of November 17, 2024 (the “Old Term B-2 Loan”).
As of June 30, 2024, the Company reclassified the balance of the Old Credit Facility to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2027 Notes
In 2019 and 2021, the Company and its finance subsidiary, Audacy Capital Corp. (“Audacy Capital Corp.”) issued $425.0 million and an additional $45.0 million, respectively, in aggregate principal amount of 6.500% senior secured second-lien notes due May 1, 2027 (the “Old 2027 Notes”).

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
As of June 30, 2024, the Company reclassified the balance of the Old 2027 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs and unamortized debt premium to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
The Old 2029 Notes
In 2021, the Company and Audacy Capital Corp. issued $540.0 million in aggregate principal amount of senior secured second-lien notes due March 31, 2029 (the “Old 2029 Notes”). Interest on the Old 2029 Notes accrued at the rate of 6.750% per annum and was payable semi-annually in arrears on March 31 and September 30 of each year.
As of June 30, 2024, the Company reclassified the balance of the Old 2029 Notes to Liabilities Subject to Compromise on the condensed consolidated balance sheet and wrote off the associated unamortized debt costs to Reorganization items on the condensed consolidated statement of operations. Refer to Note 9, Liabilities Subject to Compromise and Note 10, Reorganization items, net for further information.
Old Receivables Facility
On July 15, 2021, the Company and certain of its subsidiaries, including Audacy Receivables, LLC, a Delaware limited liability company and the Company's wholly-owned subsidiary (“Audacy Receivables”) entered into the $75.0 million receivables facility (the “Old Receivables Facility”) to provide additional liquidity, to reduce the Company's cost of funds and to repay outstanding indebtedness under the Old Credit Facility. Audacy Receivables is considered a special purpose vehicle (“SPV”) as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.
The Old Receivables Facility was set to expire on July 15, 2024. The pledged receivables and the corresponding debt are included in Accounts receivable, net and Long-term debt, net of current, respectively, on the Company’s condensed consolidated balance sheet.
On January 9, 2024, the Company amended its Old Receivables Facility (as described below in the section entitled —New Receivables Facility).

Postpetition Debt (Pendency of Chapter 11 Cases)

Debtor-in-Possession Facility

On January 9, 2024, Audacy Capital Corp. and certain of its subsidiaries entered into the DIP Facility pursuant to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and the lenders party thereto (collectively, the “DIP Lenders”). The entry into the DIP Credit Agreement was approved by an order of the Bankruptcy Court.

Principal Amount. The DIP Credit Agreement provides for a $32.0 million term loan facility, to be used for general corporate purposes, maintenance of minimum operational liquidity, payment of administrative expenses and other operating expenses while in bankruptcy.

Interest and Fees. The DIP Facility bears interest at a rate of one-month term SOFR plus an applicable margin of 6.00%, subject to an Alternative Reference Rates Committee (“ARRC”) credit spread adjustment of 0.11448%. Additional fees and expenses under the DIP Facility include (i) a 3.00% backstop premium, (ii) a 2.00% upfront commitment fee and (iii) a 15.00% redemption premium payable in certain circumstances as outlined in the DIP Credit Agreement. Borrowings under the DIP Facility are senior secured obligations of the Debtors, secured by priming first-priority liens on the Collateral (as defined in the DIP Credit Agreement).

Covenants. The DIP Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Loan Parties (as defined in the DIP Credit Agreement) with a budget, variance testing and reporting requirements, among others.

Maturity. The scheduled maturity of the DIP Facility will be the earlier of (i) 180-days following the entry of the order entered by the Bankruptcy Court on February 20, 2024 confirming the Plan, or August 19, 2024 (the first business day following expiration of the 180-day period), while regulatory approval is pending, (ii) the effective date of the Plan, and (iii) the time determined by an acceleration as a result of an event of default. The Company exercised the 180-day extension option on February 23, 2024. If the Plan does not become effective by August 19, 2024, the Company plans to seek a maturity extension of the DIP Facility or an agreement from the DIP Lenders to forbear from exercising remedies under the DIP Facility, in either case through September 30, 2024, as well as related relief under the Restructuring Support Agreement and the New Receivables Facility (as defined below).

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

As of June 30, 2024, the Company has borrowed the entirety of the $32.0 million of available loans under the DIP Facility. On the effective date of the Plan, the Company expects to convert certain outstanding amounts owing under the DIP Credit Agreement, as well as certain other prepetition obligations, into loans under the anticipated exit credit facility upon emergence from Chapter 11 protection in accordance with the terms of the Plan. See “—Anticipated Post-Emergence Debt” in this Part I, Item 2.
As of June 30, 2024, the Company was compliant with the DIP Credit Agreement and related financial covenants, in all material respects.
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
Audacy Receivables, which is the seller under the New Receivables Facility, is considered an SPV as it is an entity that has a special, limited purpose and it was created to sell accounts receivable, together with customary related security and interests in the proceeds thereof, to the investors in exchange for cash investments.

The Company continues to use the New Receivables Facility to provide day-to-day operating liquidity during the Chapter 11 Cases and to enable it to continue its business operations in the ordinary course. As of June 30, 2024, the SPV has $241.4 million of net accounts receivable and $75.0 million of outstanding principal investments under the New Receivables Facility. The revolving period under the New Receivables Facility expires on January 9, 2026. The New Receivables Facility will remain effective through the new amended maturity date, unless on the effective date of the plan, certain specified exit conditions, including certain amendments, are not satisfied. The Company expects to fulfill the exit conditions of the New Receivables Facility and to keep the New Receivables Facility in place following the effective date of the Plan. See “—Anticipated Post-Emergence Debt” in this Part I, Item 2.
As of June 30, 2024, the Company was compliant with the New Receivables Facility and related financial covenants, in all material respects.

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

Operating Activities
Net cash flows used in operating activities were $32.7 million and $69.2 million for the six months ended June 30, 2024 and 2023, respectively.
The cash flows used in operating activities decreased by $36.5 million primarily due to an increase in net income driven by lower interest expense paid in 2024, and higher other income in 2024 offset by an increase in reorganization expenses, net restructuring expenses and other working capital changes. Refer to "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Results of Operations” for additional information.
Investing Activities
Net cash flows provided by investing activities were $36.8 million and $7.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
During the six months ended June 30, 2024, net cash flows provided by investing activities included $39.1 million of other income proceeds received in connection with the sale of investments and $14.4 million of proceeds received from our 2024 dispositions of assets. These aggregate proceeds were offset by $10.7 million used to purchase additions to software and $6.1 million used to purchase additions to property and equipment. During the six months ended June 30, 2023, cash proceeds of $32.7 million received from our 2023 dispositions was partially offset by net cash of $12.7 million used for additions to property and equipment and $12.3 million used for additions to software.
Financing Activities
Net cash flows provided by financing activities were $28.6 million and $38.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
During the six months ended June 30, 2024, net cash flows provided by financing activities was primarily due to $32.0 million borrowed under the DIP Facility offset by $2.1 million used to pay issuance costs associated with short-term borrowing and $1.4 million used to pay financing fees related to the New Receivables Facility.
During the six months ended June 30, 2023, net cash flows provided by financing were $38.8 million and consisted of $39.0 million of borrowing under the revolving facility partially offset by cash use to purchase employee vested restricted stock units and to pay dividend equivalents on restricted stock units.
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
Share Repurchase Program
During the six months ended June 30, 2024 and 2023, respectively, we did not repurchase any shares under our share repurchase program.

Income Taxes
We do not anticipate making any federal income tax payments in 2024 primarily as a result of the availability of net operating losses (“NOLs”) to offset our income. We may need to make additional state estimated tax payments during the remainder of the year.
For federal income tax purposes, the acquisition of CBS Radio was treated as a reverse acquisition which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code, as amended. This ownership change will limit the utilization of our NOLs that existed prior to the ownership change in post-acquisition tax years.
Capital Expenditures
Capital expenditures, including amortizable intangibles, for the six months ended June 30, 2024 were $16.8 million. We anticipate that total capital expenditures in 2024 will be approximately $48.0 million as we continue our investment in the rapidly growing digital audio advertising market.
Contractual Obligations
As of June 30, 2024, there have been no net material changes in the total amount from the contractual obligations listed in our 2023 Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any material off-balance sheet transactions, arrangements or obligations, including contingent obligations.
We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes as of June 30, 2024. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

We evaluate whether the facts and circumstances and available information result in the need for an interim impairment assessment for our FCC broadcasting licenses. During the first quarter and second quarters of 2024 and the first quarter of 2023, we determined that there were no events or changes in circumstances since the previous annual impairment assessment conducted that indicated an interim review of broadcasting licenses was required. We will continue to evaluate the impacts of the current macroeconomic conditions on our business, including the impacts of overall economic conditions.

During the second quarter of 2023, the Company completed an interim impairment assessment for its broadcasting licenses at the market level using the Greenfield method. As a result of this interim impairment assessment, the Company determined that the fair value of its broadcasting licenses was less than the amount reflected in the balance sheet for certain of the Company's markets and, accordingly, recorded an impairment loss of $124.8 million ($91.5 million, net of tax).
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
Assumptions and Results - Broadcasting Licenses
The following table reflects the estimates and assumptions used in the interim and annual broadcasting licenses impairment assessment in the second quarter of 2023.

Estimates and Assumptions	Second Quarter 2023
Discount rate	9.5%
Operating profit margin ranges for average stations in markets where the Company operates	18% to 32%
Forecasted growth rate range of the Company's markets	0.0%
We believe we have made reasonable estimates and assumptions to calculate the fair value of our broadcasting licenses. These estimates and assumptions could be materially different from actual results.
Goodwill Valuation Risk & Impairment Test
Our goodwill carrying amount as of June 30, 2024 is limited to the goodwill acquired in the Cadence13 acquisition and Pineapple acquisition in 2019, and the goodwill acquired in the Podcorn acquisition and AmperWave acquisition in 2021.
We use an income approach in computing the fair value of our goodwill. This approach utilizes a discounted cash flow approach by projecting our income over a specified time and capitalize at an appropriate market rate to arrive at an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of each reporting unit to its carrying value, including goodwill.
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
During the first and second quarters of 2024 and the first quarter of 2023, we evaluated whether the facts and circumstances and available information resulted in the need for an interim impairment assessment for goodwill, particularly the results of operations, increase in interest rates and related impact on the weighted average cost of capital and changes in stock price, and concluded an interim impairment assessment was not warranted. During the three months ended June 30, 2023, we conducted interim impairment assessments on the Goodwill of our podcast reporting unit. As a result of this impairment assessment, we determined the fair value of the goodwill related to its podcast unit was greater than its respective carrying value.
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
Our management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Exchange Act) as of the end of the period covered by this report and has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1.     Legal Proceedings
We currently and from time to time are involved in litigation incidental to the conduct of our business. Management anticipates that any potential liability of the Company, which may arise out of or with respect to these matters, will not materially affect our business, financial position, results of operations or cash flows. There were no material developments relating to the legal proceedings described in our 2023 Annual Report. Refer to Note 18, Contingencies and Commitments in this Quarterly Report on Form 10-Q, for additional information.

Music Licensing

The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: (i) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the American Society of Composers, Authors and Publishers ("ASCAP") effective January 1, 2022 which is to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; (ii) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with Broadcast Music, Inc. (“BMI”) effective January 1, 2022 which is to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five (5) year period commencing on January 1, 2022 and concluding on December 31, 2026; and (iii) has negotiated and entered into, on behalf of participating members, an Interim License Agreement with SESAC, Inc. ("SESAC") effective January 1, 2023 which is to remain in effect until the date on which the parties reach agreement as to, or there is an arbitration determination of, new interim or final fees, terms, and conditions of a new license for the period commencing on January 1, 2023 and concluding on December 31, 2026. The outcome of the RMLC negotiations or rate proceedings (as applicable) with ASCAP, BMI, and SESAC could impact and potentially increase the Company’s music license fees, which increases could be material. As such, we believe an obligation related to retroactive licensing fees for the interim music license period are probable, however, no amount or range is reasonably estimable and the resulting obligation may be material to our consolidated financial statements. In addition, there is no guarantee that additional Performing Rights Organizations will not emerge, which could impact our music license fees and negotiation costs.

Effective as of January 1, 2021, the Company entered into a direct license agreement with Global Music Rights, LLC. The Company also maintains direct licenses with ASCAP, BMI, and SESAC for the company’s non-broadcast, non-interactive, internet-only services, which direct licenses with ASCAP, BMI, and SESAC are separate from the industry-wide licenses made available through the RMLC.

The United States Copyright Royalty Board ("CRB") held virtual hearings in August 2020 to determine royalty rates for the public digital performance of sound recordings on the Internet ("Webcasting") under federal statutory licenses for the 2021-2025 royalty period (the "Web V Proceedings"). On June 13, 2021, the CRB announced that the Webcasting royalty rates for 2021 would be increasing to $0.0026 per performance for subscription services and $0.0021 per performance for non-subscription services, in addition to an increased minimum annual fee of $1,000 per each channel or station. All fees are subject to annual cost-of-living increases throughout the 2021-2025 fee period. The CRB has commenced hearings to determine royalty rates for the public digital performance of sound recordings over the Internet and the making of ephemeral recordings to facilitate those performances under federal statutory licenses for the period beginning January 1, 2026, and ending December 31, 2030 (the “Web VI Proceedings”). The outcome of the Web VI Proceedings could impact and potentially increase the Company’s music license fees.
ITEM 1A    Risk Factors

There have been no material changes to the risk factors associated with our business previously described in our 2023 Annual Report.
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds
The following table provides information on our share repurchases during the quarter ended June 30, 2024:

Period (1)	(a) Total Number Of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs(1)
April 1, 2024 - April 30, 2024	—	$—	—	$41,578,230
May 1, 2024 - May 31, 2024	—	$—	—	$41,578,230
June 1, 2024 - June 30, 2024	—	$—	—	$41,578,230
Total	—		—

(1)
On November 2, 2017, our Board announced a share repurchase program (the “2017 Share Repurchase Program”) to permit us to purchase up to $100.0 million of our issued and outstanding shares of Class A common stock through open market purchases. In connection with the 2017 Share Repurchase Program, we did not repurchase any shares during the three months ended June 30, 2024.

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

4.8 #	Form of 6.750% Senior Secured Second-Lien Note due 2029 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 29, 2021).
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

AUDACY, INC. (Registrant)

Date: August 9, 2024	/s/ David J. Field Name: David J. Field Title: Chairman, Chief Executive Officer and President (principal executive officer)

Date: August 9, 2024	/s/ Richard J. Schmaeling Name: Richard J. Schmaeling Title: Executive Vice President - Chief Financial Officer (principal financial officer)